Form 10-Q
period 1997-09-30
GCI INC
filed 1997-11-14
CIK 75679

As filed with the Securities and Exchange Commission on November 14, 1997.
=============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from       to


                           Commission File No. 0-5890


                                    GCI, INC.
             (Exact name of registrant as specified in its charter)


            STATE OF ALASKA                           91-1820757
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)               Identification No.)

                2550 Denali Street
                Suite 1000
                Anchorage, Alaska                         99503
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (907) 265-5600


Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

The number of shares outstanding of the registrant's classes of common stock, as of November 14, 1997 was:
                    100 shares of Class A common stock.
==============================================================================

                                      INDEX

                                    GCI, INC.
            A Wholly Owned Subsidiary of General Communication, Inc.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                                                                    PAGE NO
PART I.  FINANCIAL INFORMATION

                  Item l.      Consolidated Financial Statements..........................................3

                               Consolidated Balance Sheets as of September 30, 1997 and
                                  December 31, 1996.......................................................3

                               Consolidated Statements of Operations for the three
                                  and nine months ended September 30, 1997 and 1996.......................5

                               Consolidated Statements of Stockholders' Equity
                                 for the nine months ended September 30, 1997 and 1996....................6

                               Consolidated Statements of Cash Flows for the nine
                                  months ended September 30, 1997 and 1996................................7

                               Notes to Interim Condensed Consolidated Financial
                                  Statements..............................................................8

                  Item 2.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations......................................16


PART II.  OTHER INFORMATION

                  Item 1.      Legal Proceedings..........................................................27

                  Item 6.      Exhibits and Reports on Form 8-K...........................................27


SIGNATURES................................................................................................28



PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                      GCI, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


                                                                            (Unaudited)
                                                                             Successor         Predecessor
                                                                           September 30,       December 31,
                            ASSETS                                             1997                1996
------------------------------------------------------------------       -----------------  -----------------
                                                                                 (Amounts in thousands)
Current assets:
     Cash and cash equivalents                                          $       6,312            13,349
     Receivables, net of allowance for doubtful
         Receivables of $909 and $597                                          35,039            28,768
     Prepaid and other current assets                                           3,052             2,236
     Deferred income taxes, net                                                 1,093               835
     Inventories                                                                3,213             1,589
     Notes receivable                                                             615               325
                                                                              -------           -------

         Total current assets                                                  49,324            47,102
                                                                              -------           -------

Restricted cash (note 4)                                                       40,253               ---
                                                                              -------           -------

Property and equipment in service, net                                        144,273           115,981
Construction in progress                                                       20,144            20,770
                                                                              -------           -------
         Net property and equipment                                           164,417           136,751
                                                                              -------           -------

Other assets:
     Intangible assets, net                                                   247,140           250,920
     Deferred debt issuance costs, net                                          9,281               900
     Transponder deposit                                                        9,100             9,100
     Undersea fiber optic cable deposit (note 4)                                8,247               ---
     Notes receivable                                                           1,315             1,016
     Other assets, at cost, net                                                 1,362             1,546
                                                                              -------           -------
         Total other assets                                                   276,445           263,482
                                                                              -------           -------

         Total assets                                                   $     530,439           447,335
                                                                              =======           =======

     See  accompanying  notes  to  interim  condensed   consolidated   financial
statements.




                                        GCI, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                (Continued)

                                                                             (Unaudited)
                                                                              Successor       Predecessor
                                                                            September 30,     December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                               1997              1996
-------------------------------------------------------------------       ----------------- ----------------
                                                                                 (Amounts in thousands)
   Current liabilities:
      Current maturities of long-term debt (note 3)                      $       1,666         31,969
      Current maturities of obligations under capital leases                         1             71
      Accounts payable                                                          24,842         23,677
      Accrued payroll and payroll related obligations                            3,739          3,830
      Accrued liabilities                                                        6,473          4,173
      Accrued interest                                                           3,356          2,708
      Subscriber deposits and deferred revenues                                  3,877          3,449
                                                                               -------        -------
         Total current liabilities                                              43,954         69,877

      Senior notes (note 3)                                                    180,000            ---
      Long-term debt, excluding current maturities (note 3)                     61,872        191,273
      Obligations under capital leases, excluding current
         maturities                                                                523            ---
      Obligations under capital leases due to related parties,
         excluding current maturities                                              ---            675
      Deferred income taxes, net                                                37,737         33,720
      Other liabilities                                                          2,229          2,236
                                                                               -------        -------
         Total liabilities                                                     326,315        297,781
                                                                               -------        -------

   Stockholders' equity:
   Common stock (no par):
      Class A. Authorized 10,000 shares;  issued and
         outstanding  100 shares at September 30, 1997                         205,870            ---
      Class A. Authorized  50,000,000 shares;  issued and
         outstanding  36,586,973 shares at December 31, 1996,
         respectively                                                              ---        112,411
      Class B. Authorized 10,000,000 shares; issued and
         outstanding 4,074,028 shares at December 31,
         1996, respectively; convertible on a share-per
         share basis into Class A common stock.                                    ---          3.432
   Paid-in capital                                                                 ---          4,229
   Retained earnings (deficit)                                                 (1,746)         29,482
                                                                               -------        -------
         Total stockholders' equity                                            204,124        149,554
                                                                               -------        -------
   Commitments and contingencies (note 4)
         Total liabilities and stockholders' equity                      $     530,439        447,335
                                                                               =======        =======

See accompanying notes to interim condensed consolidated financial statements.




                                       GCI, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       (Unaudited)                    (Unaudited)
                                                 Successor    Predecessor        Successor   Predecessor
                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                                   1997           1996             1997           1996
                                                   ----           ----             ----           ----
                                                      (Amounts in thousands except per share amounts)
Revenues:
  Telecommunication services                  $   44,662          38,664         126,018        115,832
  Cable services                                  13,294            ---           41,005            ---
                                                  ------          ------         -------        -------
    Total revenues                                57,956          38,664         167,023        115,832

Cost of sales and services                        28,868          22,226          85,814         66,350
Selling, general and administrative
   expenses                                       19,313          10,609          53,148         31,930
Depreciation and amortization                      5,752           1,812          17,450          5,616
                                                  ------          ------         -------        -------

      Operating income                             4,023           4,017          10,611         11,936

Interest expense, net                              4,554             269          12,668            898
                                                  ------          ------         -------        -------

      Net earnings (loss) before income
        taxes and extraordinary item               (531)           3,748         (2,057)         11,038

Income tax expense (benefit)                       (192)           1,608           (744)          4,610
                                                  ------          ------         -------        -------

      Net earnings (loss) before extraordinary
        loss on early extinguishment of debt       (339)           2,140         (1,313)          6,428


Loss on early extinguishment of debt,
net of income tax benefit of $268                    433             ---             433            ---
                                                  ------          ------         -------        -------

      Net earnings (loss)                     $    (772)           2,140         (1,746)          6,428
                                                  ======          ======         =======        =======

Earnings (loss) per common share:
      Net earnings (loss) before extraordinary
        loss on early extinguishment of debt  $  (3,390)            0.09        (13,130)           0.26
      Extraordinary loss                         (4,330)             ---         (4,330)            ---
                                                  ------          ------         -------        -------

      Net earnings (loss)                     $  (7,720)            0.09        (17,460)           0.26
                                                  ======          ======         =======        =======

Weighted average number of shares
  of common stock and common
  stock equivalents outstanding                      100          25,090             100         24,847
                                                  ======          ======         =======        =======

See accompanying notes to interim condensed consolidated financial statements.



                           GCI, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                                                                             Class A
  (Unaudited)                                      Shares of        Class A      Class B     Shares                Retained
(Amounts in thousands)                           Common Stock       Common       Common      Held in     Paid-in   Earnings
Predeccessor                                   Class A    Class B    Stock        Stock     Treasury     Capital   (Deficit)
------------                                   -------    -------    -----        -----     --------     -------   --------
Balances at December 31, 1995                  19,680      4,176    $ 13,912     3,432         (389)     4,041     22,020
Net earnings                                      ---        ---         ---       ---          ---        ---      6,428
Tax effect of excess stock
  compensation expense for tax
  purposes over amounts recognized
  for financial reporting purposes                ---        ---         ---       ---           ---       187        ---
Class B shares converted to Class A                90       (90)
Shares acquired pursuant to officer
deferred compensation agreement                   ---        ---         ---       ---         (621)       ---        ---
Shares issued under stock option plan              82        ---         187       ---           ---       ---        ---
Shares issued and issuable under officer
  stock option agreements                         ---        ---         ---       ---           ---         1        ---
                                           ------------------------------------------------------------------------------

Balances at September 30, 1996                 19,852      4,086    $ 14,099     3,432       (1,010)     4,229     28,448
                                           ==============================================================================

Successor
---------
Balances at December 31, 1996                     ---        ---    $    ---       ---           ---       ---        ---
Net loss                                          ---        ---         ---       ---           ---       ---    (l,746)
Shares issued to predecessor General
   Communication, Inc.                            100        ---     205,870       ---           ---       ---        ---
                                           ------------------------------------------------------------------------------
Balances at September 30, 1997                    100        ---    $205,870       ---           ---       ---    (1,746)
                                           ==============================================================================


See accompanying notes to interim condensed consolidated financial statements.



                                          GCI, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   (Unaudited)
                                                                          Successor        Predecessor
                                                                                 Nine Months Ended
                                                                                  September 30,
                                                                           1997                 1996
                                                                      ----------------    ----------------
                                                                             (Amounts in thousands)
Cash flows from operating activities:
   Net earnings (loss)                                                  $  (1,746)              6,428
   Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
          Depreciation and amortization                                     17,450              5,616
          Deferred income tax expense                                        3,759              1,892
          Deferred compensation and compensatory
            stock options                                                      (7)                240
          Bad debt expense, net of write-offs                                  312                  3
          Loss on early extinguishment of debt                                 701                ---
          Other noncash income and expense items                               ---                 28
          Change in operating assets and liabilities
            (note 2)                                                       (4,601)            (5,460)
                                                                         ---------           --------
   Net cash provided by operating activities                                15,868              8,747
                                                                         ---------           --------

Cash flows from investing activities:
      Purchases of property and equipment                                 (40,699)           (24,767)
      Restricted cash investment                                          (40,253)                ---
      Refunds of long-term deposits and purchases of
          other assets                                                       (935)            (1,964)
      Payment of transponder deposit                                           ---            (7,800)
      Payment of undersea fiber optic cable deposit                        (8,247)                ---
      Notes receivable issued                                                (596)              (397)
      Payments received on notes receivable                                      7               249
                                                                         ---------           --------
Net cash used in investing activities                                     (90,723)           (34,679)
                                                                         ---------           --------

Cash flows from financing activities:
      Long-term borrowings- Senior notes                                   180,000                ---
      Long-term borrowings- bank debt and leases                            80,700             29,100
      Capital contribution from parent company                              46,256                ---
      Repayments of long-term borrowings and capital
          lease obligations                                              (229,887)            (1,496)
      Payments of deferred debt issuance cost                              (9,251)               ---
      Proceeds from common stock issuance                                      ---                187
      Purchase of treasury stock                                               ---              (621)
                                                                         ---------           --------
Net cash provided by financing activities                                   67,818             27,170
                                                                         ---------           --------

Net (decrease) increase in cash and cash equivalents                       (7,037)              1,238

    Cash and cash equivalents at beginning of period                        13,349              4,017
                                                                         ---------           --------

    Cash and cash equivalents at end of period                          $    6,312              5,255
                                                                         =========           ========


       See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)

 (l)       (a)    Basis of Presentation
                  ---------------------

           GCI, Inc. ("GCI" or "Successor") was incorporated in 1997 to effect the issuance of Senior Notes as further described in note 3. GCI, Inc., as a wholly owned subsidiary of General Communication, Inc. ("Predecessor"), received through its initial capitalization all ownership interests in subsidiaries previously held by General Communication, Inc.

           The accompanying financial statements for the quarter and nine-month periods ended September 30, 1997 and as of September 30, 1997 include the operating activities and balances of GCI, Inc. and its subsidiaries and exclude the 1997 operating activities and remaining balances of its parent company General Communication, Inc.

           The accompanying financial statements for the quarter and nine-month periods ended September 30, 1996 and as of December 31, 1996 include the operating activities and balances of predecessor General Communication, Inc. and subsidiaries as reported in previous filings with the Securities and Exchange Commission. The Predecessor's 1996 operating activities and balances not conducted or owned through its subsidiaries were not material to GCI, Inc.

           (b)      General
                    -------

           GCI is an Alaska corporation and was incorporated May 13, 1997. GCI Holdings, Inc. ("Holdings") is a wholly owned subsidiary of GCI and was incorporated May 13, 1997. GCI Communication Corp. ("GCC"), an Alaska corporation, is a wholly owned subsidiary of Holdings and was incorporated in 1990. GCI Communication Services, Inc. ("Communication Services"), an Alaska corporation, is a wholly owned subsidiary of Holdings and was incorporated in 1992. GCI Leasing Co., Inc. ("Leasing Company"), an Alaska corporation, is a wholly owned subsidiary of Communication Services and was incorporated in 1992. GCI, Holdings and GCC are engaged in the transmission of interstate and intrastate private line and switched message long distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries. GCC also provides northbound services to certain common carriers terminating traffic in Alaska and sells and services dedicated communications systems and related equipment. Communication Services provides private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States. Leasing Company owns and leases capacity on an undersea fiber optic cable used in the transmission of interstate private line and switched message long distance services between Alaska and the remaining United States and foreign countries.

           Cable television services are provided through GCI Cable, Inc. and through its ownership in Prime Cable of Alaska L.P. ("Prime"), and through GCI Cable, Inc.'s wholly-owned subsidiaries GCI Cable/Fairbanks, Inc., and GCI Cable/Juneau, Inc. (collectively "GCI Cable" or "Cable Companies"). GCI Cable, Inc. and its subsidiaries are Alaska corporations and were incorporated in 1996. GCI Cable, Inc. is a wholly owned subsidiary of Holdings. Prime is a limited partnership organized under the laws of the state of Delaware whose partnership interests are wholly owned by GCI Cable, Inc.

           GCI Transport Co., Inc., Fiber Hold Company, Inc., GCI Fiber Co., Inc., and GCI Satellite Co., Inc., all Alaska corporations, were incorporated in 1997 to finance the acquisition of satellite

                           GCI, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)

           transponders and to construct and deploy the fiber optic cable system further described in note 4. GCI Transport Co., Inc. is a wholly owned subsidiary of Holdings. Fiber Hold Company, Inc., GCI Fiber Co., Inc., and GCI Satellite Co., Inc. are wholly owned subsidiaries of GCI Transport Co., Inc. Alaska United Fiber System Partnership ("Alaska United") was organized in 1997 to construct, own and operate the fiber optic cable system described above and in note 4. Alaska United is a partnership wholly owned by the Company through GCI Fiber Co., Inc. and Fiber Hold Co., Inc.

           (c)   Principles of Consolidation
                  ---------------------------

           The consolidated financial statements include the accounts of GCI, its wholly owned subsidiary Holdings, and its wholly owned subsidiaries GCC, Communication Services, GCI Cable, GCI Transport Co., Inc., Communication Services' wholly owned subsidiary Leasing Company, and GCI Transport Co., Inc.'s wholly owned subsidiaries Fiber Hold Company, Inc., GCI Fiber Co., Inc., GCI Satellite Co., Inc. and Alaska United (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

           (d)    Other
                  -----
           The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Interim Condensed Consolidated Financial Statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in predecessor General Communication, Inc.'s annual report on Form 10-K for the year ended December 31, 1996.

           Reclassifications have been made to the 1996 financial statements to make them comparable with the 1997 presentation.

                           GCI, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)


(2)        Consolidated Statements of Cash Flows Supplemental Disclosures
           --------------------------------------------------------------

           Changes in operating assets and liabilities consist of (unaudited):


                                                                        Successor     Predecessor
               Nine-month periods ended September 30,                     1997            1996
               --------------------------------------                  -----------    ----------
                                                                         (Amounts in thousands)

                Increase in trade and other receivables             $    (6,583)        (3,823)
                Increase in prepaid and other current
                  assets                                                   (866)          (857)
                (Increase) decrease in inventory                         (1,624)            100
                Increase (decrease) in accounts payable                    1,165        (1,729)
                Increase in accrued liabilities                            2,301            288
                Increase (decrease) in accrued payroll and
                   payroll related obligations                              (70)          1,008
                Decrease in accrued income taxes                             ---          (547)
                Increase (decrease) in accrued interest                      648            283
                Increase (decrease) in deferred revenues                     428          (183)
                                                                         -------        -------
                                                                    $    (4,601)        (5,460)
                                                                         =======        =======




           The holders of $10 million of convertible subordinated notes exercised their conversion rights in January 1997 resulting in the exchange of such notes for 1,538,457 shares of the predecessor General Communication, Inc.'s Class A common stock.

           Net income taxes received totaled $158,000 during the nine-month period ended September 30, 1997 and income taxes paid totaled $3,856,000 during the nine-month period ended September 30, 1996.

           Interest  paid  totaled   $15,324,000   and  $1,572,000   during  the
           nine-month periods ended September 30, 1997 and 1996, respectively.

           Predecessor General Communication, Inc. recorded $187,000 during the nine months ended September 30, 1996 as paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

(3)        Long-term Debt and Senior Notes
           -------------------------------

           Long-term Debt
           -------------
           The Company, through its subsidiary GCI Holdings, Inc. entered into new $200,000,000 and $50,000,000 credit facilities ("Senior Loan facilities") effective August 1, 1997 that mature on June 30, 2005 and bear interest at either Libor plus 0.75% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $57,700,000 was borrowed under the credit agreements at September 30, 1997. The Company is required to pay a commitment fee equal to 0.375% per annum on the unused portion of the commitment.

                          GCI, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)

           While Holdings may elect at any time to reduce amounts due and available under Senior Loan facilities, a mandatory prepayment is required each quarter, beginning September 30, 2000 as follows:

                                                     Percentage of
                                                     Reduction of
                                                      Outstanding
                      Date of Payment                 Facilities
                      ---------------                ------------

                    September 30, 2000                  3.750%
                    December 31, 2000                   3.750%

                    March 31, 2001                      3.750%
                    June 30, 2001                       3.750%
                    September 30, 2001                  3.750%
                    December 31, 2001                   3.750%

                    March 31, 2002                      5.000%
                    June 30, 2002                       5.000%
                    September 30, 2002                  5.000%
                    December 31, 2002                   5.000%

                    March 31, 2003                      5.000%
                    June 30, 2003                       5.000%
                    September 30, 2003                  5.000%
                    December 31, 2003                   5.000%

                    March 31, 2004                      5.625%
                    June 30, 2004                       5.625%
                    September 30, 2004                  5.625%
                    December 31, 2004                   5.625%

                    September 30, 2005                  7.500%
                    December 31, 2005                   7.500% and all remaining
                                                        outstanding balances

           The Senior Loan facilities contain, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness and to interest expense. The Senior Loan facilities include limitations on acquisitions and additional indebtedness, and prohibits any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of Holdings or any of its subsidiaries. Holdings was in compliance with all Senior Loan facilities covenants during the period commencing August 1, 1997 (date of the loans) through September 30, 1997.

           The Senior Loan facilities are collateralized by essentially all of Holding's assets as well as a pledge of Holdings' stock by GCI, Inc.

           $3.4 million of the Senior Loan facilities have been used to provide a letter of credit to secure payment of certain access charges associated with the Company's provision of telecommunications services within the state of Alaska.

                          GCI, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)

           In  connection  with  the  funding  of the  Senior  Loan  facilities,
           Holdings paid bank fees and other expenses of approximately $2,880,000, which will be amortized to interest expense over the life of the agreement.

           Senior Notes
           ------------
           On August 1, 1997 GCI, Inc. issued $180,000,000 of 9.75% senior notes due 2007. The notes were issued at face value. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174,600,000. Issuance costs will be amortized to interest expense over the term of the Senior Notes.

           The notes are not redeemable prior to August 1, 2002. After August 1, 2002 the notes are redeemable at the option of GCI, Inc. under certain conditions and at stated redemption prices. The notes include limitations on additional indebtedness and prohibit payment of dividends, payments for the purchase, redemption, acquisition or retirement of GCI, Inc.'s stock, payments for early retirement of debt subordinate to the note, liens on property, and asset sales. Holdings was in compliance with all credit agreement covenants during the period commencing August 1, 1997 (date of the loan) through September 30, 1997.

           Net proceeds from General Communication, Inc.'s August 1, 1997 stock offering, proceeds from the Company's senior note offerings and initial draws on its new credit facilities were used to repay borrowings outstanding under its then existing credit facilities and to provide initial funding for construction of the undersea fiber optic cable (see note 4). The Company expects to borrow funds under its new credit facilities in the future to fund capital expenditures and for other general corporate purposes.

           The interim telephony agreement that was outstanding at December 31, 1997 matured on April 25, 1997. Since the entire facility matured within the twelve-month period ending December 31, 1997, the outstanding balance at December 31, 1996 was included in current maturities of long-term debt.

(4)        Commitments and Contingencies
           -----------------------------

           Satellite Transponders
           ----------------------

           The Company's Predecessor entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The balance payable upon expected delivery of the transponders in 1998 is dependent upon a number of factors. The Company does not expect the remaining balance payable at delivery to exceed $41 million.

           Litigation
           ----------

           The Company is involved in various lawsuits and legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty,

                           GCI, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)

           management does not expect them to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

           Cable Service Rate Deregulation
           -------------------------------

           Beginning in April 1993, the Federal Communications Commission ("FCC") adopted regulations implementing the Cable Television Consumer Protection and Competition Act of 1992. Included are rules governing rates charged by cable operators for the basic service tier, the installation, lease and maintenance of equipment (such as converter boxes and remote control units) used by subscribers to receive this tier and for cable programming services other than programming offered on a per-channel or per-program basis (the "regulated services"). Generally, the regulations require affected cable systems to charge rates for regulated services that have been reduced to prescribed benchmark levels, or alternatively, to support rates using costs-of-service methodology.

           The regulated services rates charged by the Company may be reviewed by the State of Alaska, operating through the Alaska Public Utilities Commission ("APUC") for basic service, or by the FCC for cable programming service. Refund liability for basic service rates is limited to a one-year period. Refund liability for cable programming service rates may be calculated from the date a complaint is filed with the FCC until the rate reduction is implemented.

           In order for the State of Alaska to exercise rate regulation authority over the Company's basic service rates, 25% of a systems' subscribers must request such regulation by filing a petition with the APUC. At September 30, 1997, the State of Alaska has rate regulation authority over the Juneau system's basic service rates. (The Juneau system serves approximately 9% of the Company's total basic service subscribers at September 30, 1997.) Juneau's current rates have been approved by the APUC and there are no other pending filings with the APUC, therefore, there is no refund liability for basic service at this time.

           Complaints by subscribers relating to cable programming service rates were filed with, and accepted by, the FCC for certain franchise areas; however, filings made in response to those complaints related to the period prior to July 15, 1994 were approved by the FCC. Therefore, the potential liability for cable programming service refunds would be limited to the period subsequent to July 15, 1994 for these areas. Management of the Company believes that it has complied in all material respects with the provisions of the FCC rules and regulations and that the Company is, therefore, not liable for any refunds. Accordingly, no provision has been made in the financial statements for any potential refunds. The FCC rules and regulations are, however, subject to judgmental interpretations, and the impact of potential rate changes or refunds ordered by the FCC could cause the Company to make refunds and/or to be in default of certain debt covenants.

           In February 1996, the Telecommunications Act of 1996 was signed into federal law that impacts the cable industry. Most notably, the bill allows cable system operators to provide telephony services, allows telephone companies to offer video services, and provides for deregulation of cable programming service rates by 1999. Management of the Company believes the bill will not have a significant adverse impact on the financial position or results of operations of the Company.

                           GCI, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)

           Undersea Fiber Optic Cable Contract Commitment
           ----------------------------------------------

           The Company signed a contract in July 1997 for construction of the undersea portion of a $115 to $125 million fiber optic cable system connecting the cities of Anchorage, Juneau and Seattle via a subsea route. Subsea and terrestrial connections will extend the fiber optic cable to Fairbanks via Whittier and Valdez. Construction efforts will begin during the late summer of 1998 with commercial services expected to commence in December 1998. Pursuant to the contract, the Company paid $8.2 million August 1, 1997 and will pay the remaining balance in installments through December 1998 based on completion of certain key milestones. Approximately $40.3 million of proceeds from the public offerings, net of the $8.2 million paid in August (see note 3) were contributed to Alaska United Fiber System Partnership. The use of such proceeds is restricted to funding the construction and deployment of the fiber optic cable system and is reported as Restricted Cash in the accompanying Interim Condensed Consolidated Financial Statements. The Company has received commitments for $75 million in bank financing to fund the remaining cost of construction and deployment.

                           GCI, INC. AND SUBSIDIARIES

          Notes to Interim Condensed Consolidated Financial Statements

                                   (Unaudited)


(5)        Supplemental financial information
           ----------------------------------
           (Amounts in thousands)


(Unaudited)
------------------------------------------------------------------------------------------------ ------------
                                                                  Successor                       Predecessor
Nine-month periods ended September 30,                              1997                             1996
------------------------------------------------------------------------------------------------ ------------
                                                 Long-                                               Long-
                                                Distance       Cable       Local     Combined       Distance
                                              ------------ ----------- ---------- -------------- ------------
Revenues:
   Telecommunication revenues                 $   125,763          ---       255     126,018        115,832
   Cable revenues                                     ---       41,005       ---      41,005            ---
------------------------------------------------------------------------------------------------ ------------
Total revenues                                    125,763       41,005       255     167,023        115,832
------------------------------------------------------------------------------------------------ ------------

Cost of sales and services:
   Distribution costs and costs of
     services                                      75,999          ---       404      76,403         66,350
   Programming and copyright
     costs                                            ---        9,411       ---       9,411            ---
------------------------------------------------------------------------------------------------ ------------
Total cost of sales and services                   75,999        9,411       404      85,814         66,350
------------------------------------------------------------------------------------------------ ------------

Selling, general and administrative
   expenses:
   Operating and engineering                        8,275          ---       294       8,569          7,550
   Cable television, including
       management fees of $822                        ---       13,717       ---      13,717            ---
   Sales and communications                        10,375          ---       264      10,639          8,920
   General and administrative                      16,775          ---     1,281      18,056         14,047
   Bad debts                                        1,865          302       ---       2,167          1,413
----------------------------------------------------------------------------------------------- -------------
Total selling, general and
     administrative expenses                       37,290       14,019     1,839      53,148         31,930
------------------------------------------------------------------------------------------------ ------------
Depreciation and amortization                       7,498        9,903        49      17,450          5,616
------------------------------------------------------------------------------------------------ ------------

     Operating income (loss)                  $     4,976        7,672   (2,037)      10,611         11,936
================================================================================================ ============


PART I.
ITEM 2.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Condensed Consolidated Financial Statements and the notes thereto. As used herein, EBITDA consists of earnings before interest (net), income taxes, depreciation, amortization and other income (expense). EBITDA is a measure commonly used in the telecommunications and cable television industries to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

                                    OVERVIEW

GCI, Inc. ("Successor") was incorporated in 1997 to effect the issuance of Senior Notes as further described in note 3 to the accompanying Interim Condensed Consolidated Financial Statements. GCI, Inc., a wholly owned subsidiary of General Communication, Inc. ("GCI" or "Predecessor"), received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. Shares of GCI's Class A common stock are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol GNCMA.
Shares of the Predecessor's Class B common stock are traded on the Over-the-Counter market. Proceeds from the Predecessor's August 1, 1997 class A common stock offering were used in part to capitalize GCI, Inc. The following discussion and analysis of financial condition and results of operations includes the 1996 operating activities and balances of GCI and its subsidiaries, which operating activities and balances not conducted or owned through its subsidiaries were not material to GCI, Inc. The discussion and analysis of 1997 results of operations and balances exclude all Predecessor operating activity and balances. "The Company" as used herein for 1996 results of operations and balances refers to GCI, GCI, Inc. and GCI, Inc.'s wholly owned subsidiaries. "The Company" as used herein for 1997 results of operations and balances refers to GCI, Inc. and GCI, Inc.'s wholly owned subsidiaries and excludes parent company GCI.

Long Distance Telecommunications Services
-----------------------------------------
The Company has historically reported revenues principally from the provision of interstate and intrastate long distance telecommunications services to residential, commercial and governmental customers and to other common carriers (principally MCI Telecommunications, Inc. ("MCI") and U.S. Sprint ("Sprint")). These services accounted for approximately 93.0% of the Company's telecommunications services revenues during the first nine months of 1997. The balance of telecommunications services revenues have been attributable to corporate network management contracts, telecommunications equipment sales and service and other miscellaneous revenues (including revenues from prepaid and debit calling cards, the installation and leasing of customers' VSAT equipment and fees charged to MCI and Sprint for certain billing services). Factors that have the greatest impact on year-to-year changes in telecommunications services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use. These factors in turn depend in part upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, in particular oil production, as well as tourism, government and United States military spending.

The Company's telecommunications cost of sales and services has consisted principally of the direct costs of providing services, including local access charges paid to local exchange carriers ("LECs") for the origination and termination of long distance calls in Alaska, fees paid to other long distance carriers to carry calls that terminate in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI's network, and international locations, which calls are carried principally over Sprint's network), and the cost of equipment sold to the Company's customers. During the first nine months of 1997, local access charges accounted for 46.7% of telecommunications cost of sales and services, fees paid to other long distance carriers represented 36.9%, satellite transponder lease and undersea fiber maintenance costs represented 8.3%, enterprise services and outsourcing costs represented 5.2%, and telecommunications equipment accounted for 2.9% of telecommunications cost of sales and services.

The Company's telecommunications selling, general, and administrative expenses have consisted of operating and engineering, service, sales and communications, management information systems, general and administrative, legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities and certain equipment costs). A significant portion of telecommunications selling, general, and administrative expenses, 27.8% during the nine months ended September 30, 1997, represents the cost of the Company's advertising, promotion and market analysis programs.

Cable Services
--------------
Following the cable system acquisitions effective October 31, 1996, the Company now reports a significant level of revenues and EBITDA from the provision of cable services. During the first nine months of 1997, cable revenues and EBITDA represented 24.6% and 62.6%, respectively, of consolidated revenues and EBITDA. The cable systems serve 21 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

The Company  generates cable services  revenues from three primary sources:  (1)
programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During the nine months ended September 30, 1997 programming services generated 86.0% of total cable services revenues, equipment rental and installation fees accounted for 7.8% of such revenues, advertising sales accounted for 3.9% of such revenues, and other services accounted for the remaining 2.3% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, and the average number of subscribers during a given reporting period.

The cable systems' operating, selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising, rental expense, property taxes and depreciation and amortization. In the first nine months of 1997 programming and copyright expenses represented approximately 28.2% of total cable operating expenses. Marketing and advertising costs represented approximately 1.7% of such total expenses and depreciation and amortization represented 29.7% of such expenses.

Local Services
--------------
The Company began offering local exchange services initially in Anchorage during late September 1997, and expects that local exchange services will represent less than 1.0% of revenues in 1997 and less than 7.0% of revenues in 1998. In the first nine months of 1997 operating and engineering expenses represented approximately 15.6% of total local services operating expenses. Marketing and advertising costs represented approximately 14.0% of such total expenses, customer service, general and administrative costs represented approximately 67.8% of such total expenses, and depreciation and amortization represented 2.6% of such total expenses. The Company expects that it will generate moderately negative EBITDA from local exchange services during this time period.

PCS Services
------------
In 1995 the Company began developing plans for PCS wireless communications service deployment and is currently evaluating various vendors for a proposed PCS network. In 1997 the Company conducted a technical trial of its candidate technology. Outside plant communications infrastructure work was undertaken during the 1996 and 1997 construction seasons. Switching and other central office installation was undertaken in 1997. The Company currently expects to launch PCS service in Anchorage as early as 1999.

The Company anticipates that depreciation and amortization and interest expense on a consolidated basis will be substantially higher in 1997 as compared to 1996 resulting primarily from the cable company acquisitions. As a result, the Company anticipates recording a net loss in 1997.

RESULTS OF OPERATIONS

The following table sets forth selected financial data of the Company as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:

(Underlying data rounded to the nearest thousands)

                                                                                            Percentage Change
                                                                                            -----------------
                                                                                        Nine Months    Three Months
                                           Nine Months Ended      Three Months Ended     1997 vs.        1997 vs.
                                             September 30,           September 30,      Nine Months    Three Months
                                           1996        1997        1996        1997         1996          1996
                                           ----        ----        ----        ----         ----          ----
Statement of Operations Data:
Revenues
     Telecommunications
        services                          100.0%       75.3%      100.0%       76.7%          8.6%         14.9%
     Cable services                         0.0%       24.6%        0.0%       22.9%           ---           ---
     Local services                         0.0%        0.1%        0.0%        0.4%           ---           ---
-----------------------------------------------------------------------------------------------------------------
Total revenues                            100.0%      100.0%      100.0%      100.0%         44.2%         49.9%
     Cost of sales and services            57.3%       51.4%       57.5%       49.8%         29.3%         29.9%
     Selling, general and                  27.6%       31.8%       27.4%       33.3%         66.5%         82.0%
        administrative expenses
      Depreciation and
        amortization                        4.8%       10.4%        4.7%        9.9%        210.7%        217.4%
-----------------------------------------------------------------------------------------------------------------
Operating income                           10.3%        6.4%       10.4%        7.0%        -11.1%          0.1%
Net earnings (loss) before
     income taxes and
     extraordinary loss                     9.5%       -1.2%        9.7%       -0.9%       -118.6%       -114.2%
Loss on early extinguishment of
     debt, net                              0.0%        0.3%        0.0%        0.7%            NA            NA
Net earnings (loss)                         5.5%       -1.0%        5.5%       -0.3%       -127.2%       -109.0%

Other Operating Data:
Cable operating income (1)                    NA       18.7%          NA       19.5%            NA            NA
Cable EBITDA (1)                              NA       42.9%          NA       42.8%            NA            NA
Local operating loss (2)                      NA     -798.8%          NA     -231.0%            NA            NA
Local EBITDA (2)                              NA     -779.6%          NA     -211.8%            NA            NA
Consolidated EBITDA                        15.2%       16.8%       15.1%       16.9%         59.9%         67.7%

--------------------------------------
(1) Computed as a percentage of total cable services revenues.
(2) Computed as a percentage of total local services revenues.

THREE MONTHS ENDED SEPTEMBER 30, 1997 ("1997") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996 ("1996")

REVENUES. Total revenues increased 49.9% from $38.7 million in 1996 to $58.0 million in 1997. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 14.7% from $36.0 in 1996 to $41.3 million in 1997. This increase in revenues resulted in part from a 9.4% increase in minutes of interstate and international traffic carried, which traffic totaled 160.9 million minutes during the quarter, and a 9.7% increase in minutes of intrastate traffic, which traffic totaled 34.2 million minutes during the quarter. The increases in traffic resulted from (1) an increase in services provided to other common carriers (principally MCI and Sprint), which other common carrier revenues increased 23.3% from $12.9 million in 1996 to $15.9 million in 1997, (2) growth in the underlying economy, (3) usage stimulation resulting from reductions in rates, and (4) an expansion of the Company's service area resulting from the turn-up of a number of new satellite earth station facilities located in rural Alaska. Private line and private network transmission revenues increased 24.2% from $3.3 million in 1996 to $4.1 million in 1997. The Company reported nine months of cable services revenues in 1997 following its acquisition of the cable systems effective October 31, 1996. The number of subscribers increased approximately 1,100 and the number of homes passed by the cable systems increased approximately 571 during the three-month period ended September 30, 1997. The increase in subscribers is largely attributed to the seasonal return of customers during the fall and winter months as customers come back inside from summer activities. Anchorage area basic rates were increased approximately 4.4% in April 1997 to reduce margin compression resulting from increasing programming costs.

The Company's average revenue per minute on long distance traffic increased approximately 2.0% for the third quarter of 1997 as compared to the same period of 1996. Average rate per minute increases resulted primarily from increased calling card rates commencing May 1997 and a change in the Company's traffic mix. Such increases were offset in part by the Company's promotion of, and customers' acceptance of new calling plans offering discounted rates and length of service rebates.

COST OF SALES AND SERVICES. Cost of sales and services totaled $22.2 million in 1996 and $28.9 million in 1997. Of this increase, $3.1 million resulted from cable services programming and copyright charges incurred during 1997. Transmission access and distribution costs, which represent cost of sales for transmission services, increased 13.7% from $20.5 million in 1996 to $23.3 million in 1997 and amounted to approximately 57.0 percent and 56.5 percent of transmission revenues in 1996 and 1997, respectively. The decrease in distribution costs as a percentage of transmission revenues results primarily from (1) reductions in access charges paid by the Company to other carriers for distribution of its traffic, and (2) avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own network instead of paying other carriers to distribute and terminate its traffic. Changes in distribution costs as a percentage of revenues will also occur as the Company's traffic mix changes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 82.1% from $10.6 million in 1996 to $19.3 million in 1997, and, as a percentage of total revenues, increased from 27.4% in 1996 to 33.3% in 1997. Selling, general and administrative expenses increased as a result of (1) increased sales, advertising and telemarketing costs which totaled $3.0 million in 1996 as compared to $3.8 million in 1997; (2) bad debt expense totaling $556,000 in 1996 compared to $1.0 million in 1997 (directly associated with increased revenues); and (3) increased costs totaling $2.4 million in engineering, operations, customer service, accounting, human resources, legal and regulatory, and management information services. Such costs were associated with the development and introduction, or planned introduction, of new products and services including local exchange services, PCS services, and Internet services. Cable services selling, general and administrative costs totaled $4.4 million in 1997. Local services selling, general and administrative costs totaled $627,000 in 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.9 million from $1.8 million in 1996 to $5.7 million in 1997. Of this increase, $3.1 million resulted from the Company's acquisition of the cable systems effective October 31, 1996, with the balance of the increase attributable to the Company's $38.6 million investment in facilities during 1996 for which a full year of depreciation will be recorded during the year ending December 31, 1997 and the investment of $40.7 million in facilities through September 30, 1997 for which a partial year of depreciation is being recorded during 1997.

INTEREST EXPENSE, NET. Interest expense, net of interest income, increased from $269,000 in 1996 to $4.5 million in 1997. This increase resulted primarily from increases in the Company's average outstanding indebtedness incurred in connection with its acquisition of the cable systems and investment in new facilities during 1997, offset in part by increases in the amount of interest capitalized during 1997.

INCOME TAX EXPENSE. Income tax expense decreased from $1.6 million in 1996 to a benefit of $192,000 in 1997 due to the Company incurring a net loss before income taxes and extraordinary item in 1997 as compared to net earnings in 1996.

LOSS  ON   EXTINGUISHMENT   OF  DEBT.  The  Company   recorded  a  net  loss  on
extinguishment of debt of $433,000 in 1997 resulting from refinancing the previously outstanding Senior Credit Facility effective August 1, 1997. The loss resulted from the write-off of unamortized deferred debt issuance costs. The loss is reported in the accompanying interim condensed consolidated financial statements net of an income tax benefit of $268,000.

NINE MONTHS ENDED SEPTEMBER 30, 1997 ("1997") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 ("1996")

REVENUES. Total revenues increased 44.2% from $115.8 million in 1996 as compared to $167.0 million in 1997. Long distance transmission revenues from commercial, residential, other common carriers and governmental customers increased 10.4% from $106.0 million in 1996 to $117.0 million in 1997. This increase reflected a 9.8% increase in interstate and international minutes of use to 463 million minutes and a 9.9% increase in intrastate minutes of use to 100 million minutes. Approximately $7.7 million of the long distance transmission revenue growth in 1997 was due to a 21.6% increase in revenues from other common carriers (principally MCI and Sprint), from $35.7 million in 1996 to $43.4 million in 1997. Revenue growth in 1997 was also due to (1) a 11.3% increase in private line and private network transmission services revenues, from $10.6 million in 1996 to $11.8 million in 1997; and (2) reporting nine months of cable services revenues in 1997 totaling $41.0 million following the Company's acquisition of the cable systems effective October 31, 1996.

The above increases in revenues were offset in part by a 2.8% reduction in the Company's average revenue per minute on long distance traffic from $0.182 per minute in 1996 to $0.177 per minute in 1997. The decrease in revenues per minute resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates. Systems sales and services revenues increased 2.7% from $7.3 million in 1996 to $7.5 million in 1997.

COST OF SALES AND SERVICES. Cost of sales and services was $66.4 million in 1996 and $85.8 million in 1997. As a percentage of total revenues, cost of sales and services decreased from 57.3% in 1996 to 51.4% in 1997. The decrease in cost of sales and services as a percentage of revenues during 1997 as compared to 1996 resulted primarily from the addition of cable television operations commencing October 31, 1996 which has proportionately lower cost of sales and services as a percentage of revenues than does telecommunication operations.

Transmission access and distribution costs increased 14.4% from $60.4 million in 1996 to $69.1 million in 1997 and amounted to approximately 57.0% and 59.1% of transmission revenues in 1996 and 1997, respectively. The increase in distribution costs as a percentage of transmission revenues results primarily from reduced average rate per minute billed to customers in 1997 as compared to 1996 without an offsetting reduction in the rate per minute billed to the Company for access and termination services. Additionally, 1996 costs were reduced by refunds received in the first and second quarters totaling approximately $960,000 from a local exchange carrier and the National Exchange Carriers Association in respect of earnings by them which exceeded regulatory requirements. 1996 transmission access and distribution costs excluding these refunds were 57.9% of transmission services revenues. Changes in distribution costs as a percentage of revenues will also occur as the Company's traffic mix changes. Increases in cost of products sold and network services cost of sales as a proportion of the associated revenues also contributed to the increase in 1997 costs as compared to 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 66.5% from $31.9 million in 1996 to $53.1 million in 1997. As a percentage of total revenues, selling, general and administrative expenses increased from 27.6% in 1996 to 31.8% in 1997. Selling, general and administrative expenses increased as a result of increased sales and customer service volumes, additional bad debt expense totaling $2.2 million in 1997 compared to $1.4 million in 1996 (directly associated with increased revenues), and increased sales, advertising and telemarketing costs totaling $10.6 million in 1997 compared to $8.9 million in 1996, due to the introduction of new services, various marketing plans and other proprietary rate plans. Additionally, selling, general and administrative expenses increased in 1997 due to an increase of approximately $2.6 million in engineering, operations, accounting, human resources, legal and regulatory, and management information services expenses. Such costs were associated with the development and introduction, or planned introduction, of new products and services including local services, cable television services, rural message and data telephone services, PCS services, and Internet services. Cable services selling, general and administrative costs totaled $13.7 million in 1997. Local services selling, general and administrative costs totaled $1.8 million in 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 210.7% from $5.6 million in 1996 to $17.4 million in 1997. Of this increase, $9.9 million resulted from the Company's acquisition of the cable systems effective October 31, 1996, with the balance of the increase attributable to the Company's $38.6 million investment in facilities during 1996 for which a full year of depreciation will be recorded during the year ending December 31, 1997 and the investment of $40.7 million in facilities through September 30, 1997 for which a partial year of depreciation is being recorded during 1997.

INTEREST EXPENSE, NET. Interest expense, net of interest income, increased from $898,000 in 1996 to $12.7 million in 1997. This increase resulted primarily from increases in the Company's average outstanding indebtedness resulting primarily from its acquisition of the cable systems and construction of new facilities in rural Alaska, offset in part by increases in the amount of interest capitalized during 1997.

INCOME TAX EXPENSE. Income tax expense decreased from $4.6 million in 1996 to a benefit of $744,000 in 1997 due to the Company incurring a net loss before income taxes and extraordinary item in 1997 as compared to net earnings in 1996. The Company's effective income tax rate decreased from 41.8% in 1996 to 36.2% in 1997 due to the net loss and the proportional amount of items that are nondeductible for income tax purposes.

GCI, Inc. and its wholly owned subsidiaries file corporate income tax returns as part of the General Communication, Inc. consolidated group of companies. As a result of its acquisition of the cable systems, General Communication, Inc. acquired net operating loss carryforwards ("NOL carryforwards") for income tax purposes totaling $58.5 million which are available to offset taxable income of the Company and which begin to expire in 2004 if not utilized. However, the utilization of these NOL carryforwards is subject to certain limitations pursuant to Section 382 of the Internal Revenue Code. Because of the limitation on the NOL carryforwards, the Company established an $8.1 million valuation allowance to offset the gross amount of the deferred tax asset. The amount of the valuation allowance was based on an estimate of the amount of the NOL carryforwards that will not be utilized, and the effective income tax rate. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced.

LOSS  ON   EXTINGUISHMENT   OF  DEBT.  The  Company   recorded  a  net  loss  on
extinguishment of debt of $433,000 in 1997 resulting from refinancing its previously outstanding Senior Credit Facility effective August 1, 1997. The loss resulted from the write-off of unamortized deferred debt issuance costs. The loss is reported in the accompanying financial statements net of an income tax benefit of $268,000.

SEASONALITY; FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from the Company's quarterly results of operations during 1996 and 1997:


                                          (Dollars in thousands, except per share amounts)
                                         First       Second     Third       Fourth      Total
                                        Quarter      Quarter    Quarter     Quarter      Year
                                     ----------------------------------------------------------
     Predeccessor 1996
     -----------------
Revenues
   Telecommunications services       $    37,969      39,199     38,664      39,587     155,419
   Cable services                            ---         ---        ---       9,475       9,475
                                     ----------------------------------------------------------
Total revenues                            37,969      39,199     38,664      49,062     164,894

Operating income                           3,947       3,970      4,017       4,475      16,409

Net earnings                         $     2,137       2,150      2,140       1,035       7,462
                                     ==========================================================

Net earnings per share               $      0.09        0.09       0.09        0.02        0.27
                                     ==========================================================

Cable EBITDA                         $       ---         ---        ---       4,416       4,416
                                     ==========================================================

Consolidated EBITDA                  $     5,834       5,888      5,829       8,267      25,818
                                     ==========================================================

                                          (Dollars in thousands, except per share amounts)
                                         First       Second     Third       Fourth      Total
                                        Quarter      Quarter    Quarter     Quarter      Year
                                     ----------------------------------------------------------

      Successor 1997
      --------------
Revenues
   Telecommunications services       $    39,225      42,131     44,407                 125,763
   Cable services                         13,656      14,055     13,294                  41,005
   Local services                            ---         ---        255                     255
                                     ----------------------------------            ------------
Total revenues                            52,881      56,186     57,956                 167,023


Operating income                           3,555       3,033      4,023                  10,611
Loss on early extinguishment
of debt                                      ---         ---        433                     433

Net loss                             $     (287)       (687)      (772)                 (1,746)
                                     ==================================            ============

Net loss per share                   $   (2,870)     (6,870)    (7,720)                (17,460)
                                     ==================================            ============

Cable EBITDA                         $     6,025       5,863      5,687                  17,575
                                     ==================================            ============

Consolidated EBITDA                  $     9,660       8,626      9,775                  28,061
                                     ==================================            ============

Total revenues in the quarter ended September 30, 1997 were $58.0 million, representing a 3.2% increase over total revenues in the second quarter of 1997 of $56.2 million. This increase in revenues resulted in part from (1) by a 5.5% increase in telecommunications services revenues to $44.4 million in the third quarter of 1997 from $42.1 million during the second quarter of 1997. This increase is attributable in part to the increase in minutes of traffic carried during the third quarter of 1997 of approximately 9.0 million minutes as compared to the second quarter of 1997 (a 4.8% increase), and (2) an increase in the average rate per minute billed during the third quarter of 1997 of approximately $0.001 as compared to the second quarter of 1997 (a 0.6% increase). Partially offsetting this increase was a decrease in cable services revenues to $13.3 million in the third quarter of 1997 from $14.1 million in the second quarter of 1997. As further described below, cable revenues are generally lower during the summer months as compared to the winter months.

Operating expenses increased during the third quarter of 1997 as compared to the second quarter of 1997 principally as a result of (1) operating and turn-up costs, including rent and utilities, of the Company's new rural DAMA satellite earth-station facilities, and (2) personnel, sales, engineering, operations, customer service, management information systems, accounting, human resources, legal and regulatory expenses associated with the development and introduction, or planned introduction, of new products and services including local services, PCS services and Internet services.

The Company expects that its EBITDA and EBITDA margins during the remainder of 1997 may improve due to (1) cable service rate increases beginning in April 1997, and (2) increased revenue generation from the Company's rural telephony expansion and new service and product offerings to offset expenses generated by these endeavors. The Company reported a net loss of $772,000 for the third quarter of 1997 as compared to a net loss of $687,000 during the second quarter of 1997. The net loss was attributable to (1) increased selling, general and administrative costs incurred during the third quarter of 1997 as compared to the second quarter of 1997, (2) increased interest expense, and (3) the write-off of $701,000 in deferred debt issuance costs.

Long distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers spend more time at home and tend to watch more television during these months. The Company's ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards No. 128, Earnings Per Share, supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or common stock equivalents. The statement replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Due to an immaterial difference between Primary and Fully Diluted EPS, the Company has historically only presented a single EPS. The Company in the future will present both Basic and Diluted EPS for income (loss) from continuing operations and net income (loss). The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. After adoption, all prior period EPS data will be restated. The adoption of the new statement will have minimal effect on the Company's EPS.

In February 1997, the Accounting Standards Board issued SFAS No. 129, Disclosure Of Information About Capital Structure. SFAS No. 129 consolidates the existing guidance in authoritative literature relating to a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. Capital structure disclosures required by this standard include liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. Management of the Company does not expect that adoption of SFAS No. 129 will have a material impact on the Company's financial statement disclosures.

In June 1997, the Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 is applicable to all entities that provide a full set of financial statements consisting of a statement of financial position, results of operations and cash flows. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Management of the Company does not expect that adoption of SFAS No. 130 will have a material impact on the Company's financial statement disclosures.

In June 1997, the Accounting Standards Board issued SFAS No. 131, Financial Reporting for Segments of a Business Enterprise which applies to all public business enterprises. SFAS No. 131 specifies the computation, presentation, and disclosure requirements for business segment information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business
Enterprise, but retains the requirement to report information about major customers. It amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Management of the Company does not expect that adoption of SFAS No. 131 will have a material impact on the Company's financial statement disclosures.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported cash flows from operating activities during the nine months ended September 30, 1997 of $15.9 million, net of changes in the components of working capital. Additional sources of cash during the nine months ended September 30, 1997 included long-term borrowings of $260.7 million and net proceeds from General Communication, Inc.'s class A common stock offering totaling $46.3 million as further described below. The Company's expenditures for property and equipment, including construction in progress, totaled $24.8 million and $40.7 million during the nine months ended September 30, 1996 and 1997, respectively. Uses of cash during the first three quarters of 1997 included repayment of $229.9 million of long-term borrowings and capital lease obligations, payment of deferred debt issuance costs, underwriting fees and commissions totaling $9.3 million, investment of $40.3 million in restricted cash, payment of a undersea fiber optic cable deposit totaling $8.2 million, and an increase in notes receivable of $596,000.

Net receivables increased $6.3 million from December 31, 1996 to September 30, 1997 resulting from: (1) increases in refundable income taxes attributed to the Company's 1997 net losses; (2) increased MTS revenues in 1997 as compared to 1996; (3) increased amounts due from other common carriers attributed to growth in their traffic carried by the Company; and (4) increased private line sales activity in 1997 as compared to 1996.

The Company's Predecessor reported a working capital deficit of $22.8 million as of December 31, 1996. It's then existing credit facility matured within the following twelve-month period resulting in the outstanding balance as of December 31, 1996 being included in current maturities of long-term debt. Except for the classification of senior indebtedness as current, working capital at December 31, 1996 totaled $4.6 million. Working capital at September 30, 1997 totaled $5.4 million, an $800,000 increase from working capital recomputed at December 31, 1996.

General Communication, Inc. issued 7.0 million shares of its class A common stock on August 1, 1997 for $7.25 per share, before deducting underwriting discounts and commissions. Net proceeds to General Communication, Inc. totaling $47,959,100 were paid to GCI, Inc. as a capital contribution. Concurrently with the stock offering, $180.0 million of 9.75% senior notes due 2007 were issued to the public by GCI, Inc. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174,600,000.

Concurrently with the public offerings described above, GCI Holdings, Inc. ("Holdings", a newly created wholly-owned subsidiary of GCI, Inc.) entered into new $200,000,000 and $50,000,000 credit facilities effective August 1, 1997. The new facilities mature June 30, 2005 and bear interest at either Libor plus 0.75% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $57,700,000 was drawn on the credit facilities as of September 30, 1997.

The new credit facilities and the public notes impose restrictions on the operations and activities of the Company, including requirements that the Company comply with certain financial covenants and financial ratios. Under the credit facility, Holdings may not permit the ratio of senior debt to annualized operating cash flow of Holdings and certain of its subsidiaries to exceed 3.5 to 1.0, total debt to annualized operating cash flow to exceed 7.0 to 1.0, and annualized operating cash flow to interest expense to exceed 1.5 to 1.0. Each of the foregoing ratios decreases in specified increments during the life of the credit facility. The credit facility will also require Holdings to maintain a ratio of annualized operating cash flow to debt service of Holdings and certain of its subsidiaries of at least 1.25 to 1.0, and annualized operating cash flow to fixed charges of at least 1.0 to 1.0 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter). The credit facility will also limit capital expenditures of Holdings and certain of its subsidiaries to no more than $55.0 million (post-closing), $90.0 million, and $65.0 million in 1997, 1998 and 1999, respectively. The public notes impose a requirement that the leverage ratio of GCI, Inc. and certain of its subsidiaries will not exceed 7.5 to 1.0 prior to December 31, 1999 and 6.0 to
1.0 thereafter, subject to the ability of GCI, Inc. and certain of its subsidiaries to incur specified permitted indebtedness without regard to such ratios.

Net proceeds from the Predecessor's public offerings that were contributed to GCI, Inc. and new credit facility were used to retire amounts owing under the existing credit agreements, fund $50 million in capital for use in constructing an undersea fiber optic cable, and for working capital requirements.

The Company anticipates that its capital expenditures in 1997 may total as much as $75.0 million. Planned capital expenditures over the next five years include $240.0 million to $260.0 million to fund expansion of long distance facilities, (including approximately $40.0 million for satellite transponders and approximately $115.0 to $125.0 million for new undersea fiber optic cable facilities which will be financed by GCI Transport Co., Inc., a newly created subsidiary of GCI Holdings, Inc.) between $140.0 million and $160.0 million to fund development, construction and operating costs of its local exchange and PCS networks and businesses; and between $65.0 million and $85.0 million to upgrade its cable television plant and to purchase equipment for new cable television services. Sources of funds for these planned capital expenditures include net proceeds of the public offerings described above, internally generated cash flows and borrowings under the Company's new credit facilities described above and its separate committed financing for GCI Transport Co., Inc., all of which funds will be necessary to complete the Company's planned capital expenditures.

Management expects that cash flow generated by the Company and borrowings under its credit facilities will be sufficient to meet its planned capital expenditures and working capital requirements. The Company's ability to invest in discretionary capital and other projects will depend upon its future cash flows and access to borrowings under its credit facilities.

INFLATION

The Company does not believe that inflation has a significant effect on its operations.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Information regarding pending legal proceedings to which the Company is a party is included in Note 4 of Notes to Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:
                Exhibit 27 - Financial Data Schedule

           (b) Reports on Form 8-K filed during the quarter ended September 30, 1997 (filed by General Communication, Inc. as predecessor to GCI, Inc.): Report dated August 1, 1997 describing Alaska United Fiber System Partnership's down payment on a financial commitment to proceed with the construction of a $115 to $125 million fiber optic submarine cable system linking the state of Alaska, with landings in Juneau, Whittier and Valdez, Alaska, with the state of Washington, with a landing in Richmond Beach at Puget Sound near Seattle, Washington.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GCI, INC.



      November 14, 1997          By:   /s/ Ronald A. Duncan
----------------------------           ----------------------
           (Date)                      Ronald A. Duncan, President and Director
                                       (Principal Executive Officer)



      November 14, 1997          By:   /s/ John M. Lowber
----------------------------           --------------------
           (Date)                      John M. Lowber, Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



      November 14, 1997          By:  /s/ Alfred J. Walker
----------------------------          ----------------------
           (Date)                     Alfred J. Walker, Vice President and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)