Form 10-K405
period 1997-12-31
GCI INC
filed 1998-03-31
CIK 75679

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                             -----------------
                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                                                         -------
                           Commission File No. 0-5890

                                    GCI, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                      ALASKA                        91-1820757
         -------------------------------       -------------------
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)        Identification No.)

  2550 Denali Street Suite 1000  Anchorage, Alaska                  99503
  ------------------------------------------------               -----------
      (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (907) 265-5600
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                 $180,000,000 9.75% Senior Notes due August 2007
                 -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GCI, INC.

            A Wholly Owned Subsidiary of General Communication, Inc.

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        -----
PART I....................................................................................................3

   Item 1.  Business......................................................................................3
      General Background and Description of Business......................................................3
      Industries..........................................................................................4
      Geographic Concentration and Alaska Economy.........................................................6
      Products............................................................................................7
      Seasonality........................................................................................11
      Customer-Sponsored Research........................................................................11
      Facilities.........................................................................................11
      Customers..........................................................................................12
      Alaska Voice, Video and Data Markets...............................................................14
      Competition........................................................................................16
      Financial Information About Industry Segments......................................................20
      Recent Developments................................................................................20
      Employees..........................................................................................23
      Environmental Regulations..........................................................................23
      Foreign and Domestic Operations and Export Sales...................................................24
      Backlog of Orders and Inventory....................................................................24
      Patents, Trademarks, Licenses, Certificates........................................................24
      Regulation, Franchise Authorizations and Tariffs...................................................24
      Other..............................................................................................27

   Item 2.  Properties...................................................................................27

   Item 3.  Legal Proceedings............................................................................29

   Item 4.  Submission of Matters to a Vote Of Security Holders..........................................29

PART II..................................................................................................29

   Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters....................29
      Market Information for Common Stock and Holders....................................................29
      Dividends..........................................................................................29

   Item 6.  Selected Financial Data......................................................................30

   Item 7.  Management's Discussion and Analysis of Financial Condition  and Results of Operations.......32

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................................47

   Item 8.  Consolidated Financial Statements  and Supplementary Data....................................47

   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........47

PART III.................................................................................................48

   Item 10. Directors and Executive Officers of the Registrant...........................................48

   Item 11. Executive Compensation.......................................................................48

   Item 12. Security Ownership of Certain Beneficial Owners and Management...............................48

   Item 13. Certain Relationships and Related Transactions...............................................48

PART IV..................................................................................................86

   Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K...............86

                                     PART I

Item 1.  BUSINESS

General Background and Description of Business

     GCI, Inc. ("Successor") was incorporated in 1997 to effect the issuance of Senior Notes as further described in note 6 to the accompanying Consolidated Financial Statements included in Part II of this Report. GCI, Inc., as a wholly owned subsidiary of General Communication, Inc. ("GCI" or "Predecessor"), received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. GCI, Inc. is primarily a holding company and together with its subsidiaries (collectively the "Company"), is a diversified telecommunications provider with a leading position in facilities-based long distance service in the State of Alaska and is Alaska's leading cable television service provider. The Company seeks to become the first significant provider in Alaska of an integrated package of long distance, local and wireless telecommunications services, cable television services and Internet services.

     Complementing its long distance, cable, and cellular resale operations, the Company introduced facilities based competitive local exchange services in Anchorage, Alaska in 1997. The Company has announced plans to provide similar competitive local exchange services in Alaska's other major population centers. The Company also acquired a state-wide 30 MHz B block personal communication service ("PCS") license in June 1995 and is currently evaluating various technologies for a proposed wireless PCS network. The Company has obtained financing and has begun construction of an undersea fiber optic cable linking Alaska with the lower 48 states. The Company plans to offer retail Internet services in 1998.

     Telecommunication Services. The Company supplies a full range of common-carrier long-distance and other telecommunication products and services to residential, commercial and government users. The Company operates a state-of-the-art, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau, a digital fiber optic cable linking Alaska to the networks of other carriers in the lower 49 states and the use of satellite transmission to remote areas of Alaska (and for certain interstate traffic as well). The Company also offers data communication equipment sales and technical services. Telecommunication services that the Company provides are carried over facilities that are owned by the Company or are leased from other companies.

     Cable Services. As a result of acquisitions completed effective October 31, 1996, the Company has become Alaska's leading cable television service provider to residential, commercial and government users in the State of Alaska. The Company's cable systems serve 26 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks, and Juneau. The Company cable systems consist of approximately 1,820 miles of installed cable plant having 300 to 450 MHz of channel capacity.

     Local Services. The Company's local services division entered the local services market in Anchorage in 1997, providing services to residential, commercial, and government users. The Company can access approximately 95% of Anchorage area local loops from its colocated remote digital facilities and digital line carrier installations. The Company offers resale of its competitor's local service where the Company does not have access to loop facilities.

Industries

     General. The Company's management believes that the size and growth potential of the voice, video and data market, the increasing deregulation of telecommunications services, and the increased convergence of telephony, wireless and cable services offer the Company considerable opportunities to integrate its telecommunications and cable services and expand into communications markets both within and, longer-term, outside of Alaska. The Company's management expects the rate of growth in industry-wide telecommunications revenues to increase as the historical dominance of monopoly providers is challenged as a result of deregulation. Considerable deregulation has already taken place in the United States as a result of the Federal Telecommunications Act of 1996 (the "1996 Telecom Act") with the barriers to competition between telecommunications, local exchange and cable providers being lowered. The Company's management believes that its acquisition of cable television systems and its development of local exchange service and ultimately, PCS leave it well positioned to take advantage of this deregulation of telecommunications markets.

     The telecommunications and cable television industries have been characterized by rapid technological change, frequent new service introductions and evolving industry standards. The U.S. telecommunication industry remains in a state of flux, with companies faced with the challenges of new technologies and rapid changes in the competitive and regulatory environment. Growing competition has resulted in lower prices, which could stimulate ongoing volume gains, even in the heavily saturated U.S. market. The 1996 Telecom Act, emerging technologies, and a blurring of distinctions among industry sectors all portend new revenue possibilities for the industry. Where the focus was once on regulation of a closely guarded monopoly, regulators are now ushering the telecommunication industry into an era of competition and reduced regulation. Decisions made now will influence the industry's future in ways difficult to foresee, as technology continues to catapult the industry forward.

     The impact of deregulation will continue to affect the telecommunications industry going forward. The participation of interexchange carriers ("IXCs") in the local market should eventually exert downward pressure on pricing. In the short-run, however, some analysts expect the reduction in access fees to reduce the subsidy to local services, and local rates may increase. At the same time, growing use of the Internet and computer networking, and the continuing transformation to an information-based economy, are expected to stimulate demand for new facilities and higher usage levels. In addition, the growing number of teenagers in the home, stemming from the rise in births that began in the 1980s, are expected to generate an added demand for access lines in the home.

     Deregulation is expected to drive access rates down, but lower long distance rates should lead to increased long distance volume, which should help offset the drop in rates. Currently, Internet service providers ("ISPs") are exempt from paying access fees, a key factor in allowing them to offer flat-rate pricing which has helped drive Internet usage. The Regional Bell Operating Companies ("RBOCs") have petitioned the Federal Communications Commissions ("FCC") to require the ISPs to pay access fees. Access revenue growth is expected to trend downward over the remainder of the decade, but total revenues are expected increase to $35.0 billion in 2000.

     The size of the competitive local marketplace has doubled in the year and a half since passage of the 1996 Telecom Act. Many companies now compete with incumbent providers. Many of the facilities-based competitive local exchange carriers ("CLECs") have begun to deploy digital switches to compete head-to-head with incumbents in the switched dial tone arena. Still other CLECs have begun to offer high-speed data services including Internet access for ISPs, Intranets for corporate customers, and frame relay over state-of-the-art asynchronous transfer mode network backbones.

      The confluence of new technology and consumer response is forcing competition among telephone, computer, and entertainment industries just as each industry converges on similar digital technologies. As opportunities for new wireless and video services arise and competitors expand beyond their traditional markets, competition between existing telephone companies and these major industries will likely intensify. To survive in this competitive environment, the Company must respond to this technologically driven change with services that its customers demand.

     Telecommunication Services. Among telecommunications services, toll service revenues represented the largest component, spurred by double-digit increases in international toll calls, an outgrowth of the expansion in international trade, and volume gains in domestic long distance service that more than offset price declines. Industry analysts believe that declining access fees resulting from deregulation, along with increased competition as local exchange carriers ("LECs") enter the interLATA market, will lower the cost of long distance service, which should further boost volume, as will continued economic expansion. Growth in Internet usage is expected to increase demand as Internet-access providers lease lines in order to facilitate Internet traffic.

     Cable Services. The programmed video services industry includes traditional broadcast television, cable television, wireless cable, and direct broadcast satellite ("DBS") systems. Cable television providers have added non-broadcast programming utilized improved technology to increase channel capacity and expanded service markets to include more densely populated areas and those communities in which off-air reception is not problematic. Broadcast television stations including network affiliates and independent stations generally serve the urban centers. One or more local television stations may serve smaller communities. Rural communities may not receive local broadcasting or have cable systems but may receive direct broadcast programming via a satellite dish.

     In Alaska, cable television was introduced in the 1970s to provide television signals to communities with few or no available off-air television signals and to communities with poor reception or other reception difficulties caused by terrain interference. Since that time, as on the national level, the cable television providers in Alaska have added non-broadcast programming.

     Local Services. 1997 was distinguished by its lack of progress in opening the local access market up to significant competition on an industry-wide basis. While the most lucrative business customers have benefited from increased choice and lower prices, residential customers in most areas will have to wait as long distance companies and competitive local exchange carriers drive to lower access costs through regulatory relief, development of their own local access solutions or the use of third party suppliers.

      Use of the Internet and expansion in the use of local areas networks ("LANs") and wide area networks ("WANs") generated an increased demand for access lines. In the home, the growing use of computers, faxes, and the Internet led to increases in access lines and usage. The emergence of new services, including digital cellular radio, personal communications services, interactive TV, and video dial tone, has created opportunities for significant growth in local loop services. These opportunities are also laying the foundation for a restructuring of the newly competitive local loop services market. Not only are competitors entering the core business of the local telephone companies, but they are beginning to pursue the fast-growing markets that previously were closed to them, such as consumer video.

     Wireless Services. Wireless communications services have posted annual growth rates in excess of 20 percent over the last decade. Declining prices and the increased productivity that mobile communications provides for both businesses and consumers have stimulated usage and spending. Declining prices have been an important factor in generating penetration growth for both the cellular and paging industries. Increased competition is prompting many cellular carriers to consider adopting dual branding strategies, segmenting the market into early adopter and mass market audiences and targeting each with a different branded level of service.

     The FCC adopted a broad set of rules for the licensing of PCS in September 1993. The FCC concluded an auction of spectrum to be used for the provision of PCS in March 1995. The FCC's efforts are expected to encourage reduction of communication prices and put the technology within financial reach of most American homes and businesses. PCS licensees will be required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within 10 years. Industry analysts predict that PCS will grow rapidly, reaching
17.9 million subscribers by 2005. PCS's success is expected to occur even with competition from other wireless services such as cellular, paging and enhanced specialized mobile radio. Increases in services are expected to be fueled by declining rates and expanded coverage. All wireless communications services are expected to continue to expand at double-digit rates over the remainder of the decade.

     New and Emerging Services. Communication sectors not traditionally competitive with telephone companies, such as cable and wireless services, are projected to grow an average of 10.9% per year. This compares with the projected 3% average per year growth in revenue for traditional local telephone services through 1998. Cable TV companies may gain a competitive advantage through marketing of cable modems. Computer-based services likely will be a strong market for cable TV firms. Cable modems may enable them to offer a competitive alternative to the second telephone line into the home, providing high-speed access to data services. Content is expected to be the ultimate driver of Cable TV profits and may determine which companies gain the most market share.

     Unlicensed PCS is an emerging area for on-site or campus-wide use. The unlicensed spectrum, previously occupied by microwave users, is in the process of being cleared for PCS by the FCC-endorsed industry coalition given this charter. Analysts believe the expansion of unlicensed PCS should lead to a jump in spending on in-building wireless communications equipment.

  Geographic Concentration and Alaska Economy

     The Company offers telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on the Company. Oil revenues over the past several years have contributed in excess of 75% of the revenues from all segments of the Alaska economy and are projected to account for 77% in 1998.

     The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in 1988. Over the past several years, it has begun to decline. The two largest producers of oil in Alaska (the primary users of the TransAlaska Oil Pipeline System) continue to explore, develop and produce new oil fields and to enhance recovery from existing fields to offset the decline in production from the Prudhoe Bay field. Both companies have invested large sums of money in developing and implementing oil recovery techniques at the Prudhoe Bay field and other nearby fields. New oil field development is expected to result in an increase in oil production in 2000 and 2001. Oil production is projected to decline over the long term at approximately 6 percent per year.

     Effective March 1997, the State of Alaska passed new legislation relaxing state oil royalties with respect to marginal oil fields that the oil companies claim would not be economic to develop otherwise. No assurance can be given that these two oil companies or other oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with the reduced level of royalties. Should the oil companies not be successful in these discoveries or developments, the long term trend of continued decline in oil production from the Prudhoe Bay field area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on the Company, in particular.

     Market prices for North Slope oil have declined to below $11 per barrel in March 1998, below the average price of approximately $18 per barrel used by the State of Alaska to budget its oil related revenues. The State of Alaska maintains surplus accounts that are intended to fund budgetary shortfalls and would be expected to fund all or a portion of the revenue shortfall. The Company is not able to predict the effect of declines in the price of North Slope oil on the State of Alaska's economy or on the Company.

     The Company has, since its entry into the telecommunication marketplace aggressively marketed its services to seek a larger share of the available market. However, with a small population of approximately 600,000 people, one-half of whom are located in the Anchorage area and the rest of whom are spread out over the vast reaches of Alaska, the customer base in Alaska is limited. No assurance can be given that the driving forces in the Alaska economy, and in particular, oil production, will continue at levels to provide an environment for expanded economic activity.

Products

     The Company operates in three industry segments and offers five primary product lines. The telecommunication services industry segment offers long-distance message toll services, private line and private network services, the cable services industry segment offers cable television services, and the local services industry segment offers local telecommunication services.

     Telecommunication Services. The Company offers a broad spectrum of telecommunication services to residential, commercial and government customers primarily throughout Alaska.

     The Company's long-distance services industry segment is engaged in the transmission of interstate and intrastate switched MTS and private line and private network communication service between the major communities in Alaska, and the remaining United States and foreign countries. The Company's message toll services include intrastate, interstate and international direct dial, 800 and 888, calling and debit card, operator and enhanced conference calling, as well as termination of northbound toll service for MCI, U. S. Sprint ("Sprint") and several large resellers who do not have facilities of their own in Alaska. The Company also provides origination of southbound calling card and 800 and 888 toll services for MCI and Sprint customers. Regulated telephone relay services for the deaf, hard-of-hearing and speech impaired are provided through the Company's operator service center. The Company offers its message services to commercial, residential, and government subscribers. Subscribers may generally cancel service at any time. Toll related services account for approximately 70.0%, 86.5%, and 92.8% of the Company's 1997, 1996, and 1995 total revenues, respectively. Private line and private network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

     The Company has positioned itself as a price and customer service leader in the Alaska telecommunication market. Rates charged for the Company's telecommunication services are designed to be equal to or below those for comparable services provided by its competitors.

     In addition to providing communication services, the Company designs, sells, services and operates, on behalf of certain customers, dedicated communication and computer networking equipment and provides field/depot, third party, technical support, consulting and outsourcing services through its systems sales and service business. The Company also supplies integrated voice and data communication systems incorporating interstate and intrastate digital private lines, point-to-point and multipoint private network and small earth station services. The Company's equipment sales and services revenue totaled $10.2 million in the year ended December 31, 1997, or approximately 4.6% of total revenues. Presently, there are five companies in Alaska that actively sell and maintain data and voice communication systems.

     The Company's ability to integrate telecommunications networks and data communication equipment has allowed it to maintain its market position on the basis of "value added" support rather than price competition. The Company has expanded its technical services business to include outsourcing, onsite technical contract services and telecommunications consulting. The Company has consolidated its technical services business into a new department, Enterprise Services. This department provides a number of technical operating and engineering services directly to commercial customers. These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

      The Company, using its new demand assigned multiple access ("DAMA") facilities, expanded its network to 56 additional locations within the State of Alaska in 1996. The digital DAMA system allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. The Company obtained the necessary Alaska Public Utilities Commission ("APUC") and FCC approvals waiving current prohibitions against construction of competitive facilities in rural Alaska, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. Construction and partial deployment occurred in 1996, with deployment completed in 1997. At December 31, 1997 all but four sites were operating. The remaining sites are expected to begin operations in 1998. Construction, deployment and upgrade costs totaled $23.0 million through December 31, 1997.

     The FCC concluded an auction of spectrum to be used for the provision of PCS in March 1995. The FCC named the Company as the high bidder for one of the two 30 megahertz blocks of spectrum, with Alaska statewide coverage. Acquisition of the license for a cost of $1.7 million is anticipated to allow the Company to introduce new PCS services in Alaska.

     Cable Services. The programming services offered to subscribers of the Company's cable television systems differ by system (all information as of December 31, 1997).

     Anchorage, Bethel, Kenai and Soldotna systems. Each system offered a basic service. In addition, Anchorage and Bethel offer a cable programming service ("CPS"). A new product tier ("NPT") is only offered in the Anchorage cable system. The Anchorage system, which is located in the urban center for Alaska, is fully addressable, with all optional services scrambled, aside from the broadcast basic. Kenai, Soldotna, and Bethel had fewer channels, less service options and less an urban orientation, and use traps for program control. As a result, these smaller systems do not have access to pay-per-view services. These systems are expected to be upgraded in 1998, which will provide additional channel capacity and capabilities that will allow for new services such as pay-per-view and two-way transmissions.

     The composition and rates of the levels of service vary between the systems. The Anchorage cable system offers a basic service that includes 18-channels. The Anchorage cable system offers a CPS that includes 26 channels at an additional cost. Subscribers, for an additional cost, receive the six channel NPT service which includes TNT, CNN, Discovery, MSNBC, Outdoor Life and the Sci-/Fi Channel. The Bethel cable system offers a basic service and a CPS of 13 channels for an additional cost per month. The basic service for the Kenai/Soldotna cable system consisted of 32 channels. Pay TV services are available either individually or as part of a discounted value package. Commercial subscribers such as hospitals, hotels and motels were charged negotiated monthly service fees. Apartment and other multi-unit dwelling complexes received basic services at a negotiated bulk rate.

     Fairbanks, Juneau, Ketchikan and Sitka systems. The programming services currently offered to subscribers are structured so that each cable system offered a basic service and a CPS. Each of the cable systems has different basic service packages at different rates. Fairbanks, the second largest city in Alaska, has a fully addressable system and offers a 12-channel basic and 33 channel CPS tier. Two channels of pay-per-view are available to basic and CPS subscribers. Fairbanks, North Pole, Fort Wainwright, and Eielson Air Force Base are all served by the Fairbanks headend and have the same lineup. Fort Greely, a remote military post, is a stand-alone system, which is fully addressable. Fort Greely has 8 basic channels, a 21-channel CPS tier, and 1 pay-per-view channel available to all subscribers. The Juneau cable system offered an 11-channel basic service package and a Tier 1 that included the basic service plus an additional 4 channels. The system also offered a CPS Tier 2 that consisted of the basic service plus Tier 1 service and additional 34 channels. The Ketchikan system offered an 8-channel basic service and a CPS Tier 1 that consisted of the basic service plus 33 additional channels. The system also offered a NPT Tier 2 that consisted of the basic service, the

CPS Tier 1 and an additional 5 channels. The Sitka system offered an 8 channel basic service. An expanded basic service included the basic service plus 38 additional channels.

     The Juneau, Ketchikan and Sitka systems are expected to be upgraded in 1998. When complete, the systems will have the capacity to add an additional 16 channels. The Juneau and Ketchikan systems are expected to become addressable in 1998 allowing the introduction of additional pay-per-view channels.

     Kodiak, Valdez, Cordova, Petersburg, Wrangell, Kotzebue and Nome systems. These systems offered up to 30 channels of the most popular basic cable channels, as well as the major broadcast networks, packaged into three levels of service. The basic service consisted of three channels, one of which was a PBS channel. The CPS Tier 1 (which included the basic service) had either 24 or 25 channels. The CPS Tier 2 had between 8 and 14 cable channels. In addition, each system offered 4 or 5 channels of premium pay services, except for Kodiak, which offered 8 channels of premium pay services and 3 channels of pay-per-view programming. In 1994, the Kodiak cable system was rebuilt to allow added channel capacity. At that time, addressability was added to the system in order to add the 3 channels of pay-per-view movies. In 1998 Kodiak, Kotzebue, Nome, Valdez and Cordova plant upgrades are expected to be completed allowing for additional services and new technology.

     Seward system. The Seward cable system was upgraded in 1997. Total channels were increased to 49 channels offered, packaged into two levels of service. Basic service was expanded from 3 to 8 channels. CPS had 30 channels (including the basic service) and was expanded to 44. All of the channels, with the exception of local origination programming and a single translator channel licensed to the City of Seward, were received via satellite. In addition there were five channels of premium pay services. The system is fully addressable. The system provides 12 channels to 300 outlets in a State of Alaska correction facility through a separate receive and headend site.

     Homer system. The Homer cable system was upgraded in 1997. Total channels were increased to 50 packaged into two levels of service. Basic service was expanded from 8 channels to 12. CPS had 36 channels (including the basic service channels) and was expanded to 45 channels. All of the channels, with the exception of four local translator channels and local origination programming, are received via satellite. In addition, five channels of premium pay services are offered. The system is fully addressable.

      Local Services. The Company began offering local exchange services initially in Anchorage during late September 1997. The Company's digital loop carrier ("DLC") system allows the Company to offer its own full featured, switched-based local service products to both residential and commercial customers. The Company can gain access to approximately 95% of the Anchorage area local loops from colocated remote facilities and DLC installations. In areas where the company does not have access to loop facilities, it offers resale of the Anchorage Telephone Utility's ("ATU") local service. ATU is a public utility owned by the Municipality of Anchorage.

Seasonality

      Long distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. Local service operations are not expected to exhibit significant seasonality. The Company's ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

Customer-sponsored research.

     The Company has not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Facilities

     Telecommunication Services. Currently, the Company's telecommunication facilities comprise earth stations at Eagle River, Fairbanks, Juneau, Prudhoe Bay, Valdez, Kodiak, Sitka, Ketchikan, Unalaska and Cordova, all in Alaska and at Issaquah, Washington, serving the communities in their vicinity. The Eagle River and Fairbanks earth stations are linked by digital microwave facilities to distribution centers in Anchorage and Fairbanks, respectively. The Issaquah earth station is connected with the Seattle distribution center by means of diversely routed fiber optic cable transmission systems, each having the capability to restore the other in the event of failure. The Juneau earth station and distribution centers are co-located. The Ketchikan, Prudhoe Bay, Valdez, Kodiak, Sitka, Unalaska and Cordova installations consist only of an earth station. The Company constructed microwave facilities serving the Kenai Peninsula communities and owns a 49 percent interest in an earth station located on Adak Island in Alaska. The Company maintains an operator service center in Wasilla, Alaska. Each of the distribution centers contains electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to MCI and other facilities to distribute the Company's southbound traffic to the remaining 49 states and international destinations. During 1996, the Company expanded its network by constructing DAMA earth station facilities in 56 additional communities in rural Alaska.

     Leasing Company owns a portion of an undersea fiber optic cable which allows the Company to carry its Anchorage, Eagle River, Wasilla, Palmer, Kenai Peninsula, Glenallen and approximately one-half of its Fairbanks area traffic to and from the contiguous lower 48 states over a terrestrial circuit, eliminating the one-quarter second delay associated with a satellite circuit. The Company's preferred routing for this traffic is via the undersea fiber optic cable, which makes available satellite capacity to carry the Company's intrastate traffic.

     The Company employs satellite transmission for certain other major routes and uses advanced digital transmission technology throughout its system. Pursuant to a purchase and lease-purchase option agreement entered into in August 1995 the Company leases C-band transponders on Hughes Communications Galaxy, Inc. ("Hughes") Galaxy IX satellite and has agreed to acquire satellite transponders on Hughes Galaxy X satellite to meet its long-term satellite capacity requirements. The Galaxy X satellite is expected to be placed in service during the third quarter of 1998. The Company paid a $9.1 million deposit to Hughes during 1996. The balance payable upon expected delivery of the transponders in 1998 is not expected to exceed $41 million.

     The Company employs advanced transmission technologies to carry as many voice circuits as possible through a satellite transponder without sacrificing voice quality. Other technologies such as terrestrial microwave systems, metallic cable, and fiber optics tend to be favored more for point-to-point applications where the volume of traffic is substantial. With a sparse population spread over a wide geographic area, neither terrestrial microwave or fiber optic transmission technology will be economically feasible in rural Alaska in the foreseeable future.

     Cable Services. The Company's cable television businesses are located in Anchorage, Eagle River, Chugiak, Peters Creek, Kenai, Soldotna, Bethel, Fort Richardson, Elmendorf Air Force Base, Fairbanks, Fort Wainwright, North Pole, Fort Greely, Eielson Air Force Base, Juneau, Sitka, Ketchikan, Petersburg, Wrangell, Cordova, Homer, Sitka, Valdez, Kodiak, Kotzebue, and Nome, Alaska. Company facilities include cable plant and head-end distribution equipment. Certain of the head-end distribution centers are co-located with customer service and administrative offices.

     Local Telecommunication Services. During 1997 the Company installed a host 5ESS switching system. Additionally the Company colocated beside or within ATU's local switching offices six (6) remote facilities to access unbundled loop network elements. In February 1998 the Company installed a digital loop carrier system beside a smaller, seventh ATU wire center. These remote and DLC facilities are interconnected to the host switch via Company-owned diversely routed fiber optic links.

Customers

     Telecommunication Services. The Company had approximately 89,000, 93,900 and 85,600 active Alaska subscribers to its message telephone service at December 31, 1997, 1996 and 1995, respectively. Approximately 11,500, 11,000 and 9,500 of these were business and government users at December 31, 1997, 1996 and 1995, respectively, and the remainder were residential customers. MTS revenues averaged approximately $10.9 million per month during 1997.

     Substantially all service areas, in which the Company has facilities, except Bethel, Alaska and most locations serviced by DAMA facilities, have completed the equal access balloting process. The Company estimates it carries 33% to 49% of the southbound interstate MTS traffic and 21% to 48% of the intrastate MTS traffic originating in those service areas.

A summary of switched MTS traffic minutes follows:


                                                Interstate Minutes
                                      -----------------------------------
                                                                                           Combined
                                                                              Inter-    Interstate and
                                        South-      North-       Calling      national   International   Intrastate
For Quarter ended                       bound       bound         Card        Minutes        Minutes       Minutes
-------------------------------------------------------------------------------------------------------------------
                                                                (amounts in thousands)
March 31, 1995                          58,759      41,600        4,351         1,381         106,091       21,208
June 30, 1995                           63,475      43,721        4,113         1,556         112,865       23,051
September 30, 1995                      70,219      45,027        4,233         1,699         121,178       23,883
December 31, 1995                       70,570      46,545        5,518         1,749         124,382       25,228
                                       -------     -------       ------         -----         -------      -------

    Total 1995                         263,023     176,893       18,215         6,385         464,516       93,370

                                       -------     -------       ------         -----         -------      -------
                                       -------     -------       ------         -----         -------      -------
March 31, 1996                          76,369      49,158        6,094         1,890         133,511       28,910
June 30, 1996                           81,753      51,465        6,049         1,964         141,231       30,671
September 30, 1996                      86,094      52,856        6,453         1,896         147,299       31,253
December 31, 1996                       82,255      55,675        7,863         1,774         147,567       30,374
                                       -------     -------       ------         -----         -------      -------

    Total 1996                         326,471     209,154       26,459         7,524         569,608      121,208

                                       -------     -------       ------         -----         -------      -------
                                       -------     -------       ------         -----         -------      -------
March 31, 1997                          83,284      56,588        8,110         1,741         149,723       32,020
June 30, 1997                           85,933      58,420        7,189         1,795         153,337       34,405
September 30, 1997                      93,510      60,390        5,530         1,842         161,272       34,755
December 31, 1997                       87,657      61,992        5,157         1,703         156,509       31,962
                                       -------     -------       ------         -----         -------      -------

    Total 1997                         350,384     237,390       25,986         7,081         620,841      133,142

                                       -------     -------       ------         -----         -------      -------
                                       -------     -------       ------         -----         -------      -------

------------------

     All minutes data were taken from the Company's billing statistics reports.

     In 1993, the Company entered into a significant business relationship with MCI which includes the following agreements: (1) the Company agreed to terminate all Alaska-bound MCI long distance traffic and MCI agreed to terminate all of the Company's long distance traffic terminating in the lower 49 states excluding Washington, Oregon and Hawaii; (2) MCI licensed certain service marks to the Company for use in Alaska; (3) MCI, in connection with providing to the Company credit enhancement to permit the Company to purchase an undersea cable linking Seward, Alaska, with Pacific City, Oregon, leased from the Company all of the capacity owned by the Company on the undersea fiber optic cable and the Company leased such capacity back from MCI; (4) MCI purchased certain service marks of the Company; and (5) the parties agreed to share some communications network resources and various marketing, engineering and operating resources. The Company also handles MCI's 800 and 888 traffic originating in Alaska and terminating in the lower 49 states and handles traffic for MCI's calling card customers when they are in Alaska. Concurrently with these agreements, MCI purchased approximately 31% (19.3% as of December 31, 1997) of General Communication, Inc.'s Common Stock and presently controls nominations to two seats on the Board. In conjunction with the Cable Acquisition Transactions, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share.

     Revenues attributed to the MCI Agreement in 1997, 1996, and 1995 totaled $34.3 million, $29.2 million and $23.9 million, or 15.3%, 17.7% and 18.5% of total revenues, respectively. The contract was amended in March 1996 extending its term three years to March 31, 2001. The amendment also reduced the rate in dollars to be charged by the Company for certain MCI traffic for the period April 1, 1996 through July 1, 1999 and thereafter. With the amendments, the Company is assured that MCI, the Company's largest customer, will continue to make use of the Company's service during the extended term.

     In 1993 the Company entered into a long-term agreement with Sprint, pursuant to which the Company agreed to terminate all Alaska-bound Sprint long-distance traffic and Sprint agreed to handle substantially all of the Company's international traffic. Services provided pursuant to the contract with Sprint resulted in revenues in 1997, 1996 and 1995 of approximately $24.4 million, $18.8 million and $14.9 million, or approximately 10.9%, 11.4% and 11.5% of total revenues, respectively.

     Both MCI and Sprint are major customers of the Company in its telecommunication services industry segment. Loss of one or both of these customers would have a significant detrimental effect on the Company's revenues and contribution. There are no other individual customers, the loss of which would have a material impact on the Company's revenues or gross profit.

      The Company provided private line and private network communication products and services to approximately 781 commercial and government accounts in 1997. Private lines and private network communication products and services generated approximately 7.1% of total long-distance revenues in the year ended December 31, 1997.

     Although the Company has several agreements to facilitate the origination and termination of international toll traffic, it has neither foreign operations nor export sales (see--Foreign and Domestic Operations and Export Sales).

     Cable Services. As of December 31, 1997 the Company cable systems passed approximately 167,500 homes or approximately 78% of all households in Alaska, and served approximately 108,000 subscribers. 1997 revenues derived from cable television services totaled $55.2 million.

     Local Services. The Company had approximately 3,300 active Anchorage subscribers to its local telecommunication service at December 31, 1997. 1997 revenues derived from local services totaled $610,000.

Alaska Voice, Video and Data Markets

     The Alaskan voice, video and data markets are unique within the United States. Alaska is physically distant from the rest of the United States and is characterized by large geographical size and relatively small, dense population clusters (with the exception of population centers such as Anchorage, Fairbanks and Juneau). It lacks a well-developed terrestrial transportation infrastructure, and the majority of Alaska's communities are accessible only by air or water. As a result, Alaska's telecommunications networks are different from those found in the lower 49 states.

     Alaska today relies extensively on satellite-based long distance transmission for intrastate calling between remote communities where investment in a terrestrial network would be uneconomic or impractical. Also, given the remoteness of Alaska's communities and lack, in many cases, of major civic institutions such as hospitals, libraries and universities, Alaskans are dependent on telecommunications to access the resources and information of large metropolitan areas in the rest of the U.S. and elsewhere. In addition to satellite-based communications, the telecommunications infrastructure in Alaska includes traditional copper wire, digital microwave links between Anchorage and Fairbanks and Juneau and fiber optic cable. For interstate and international communication, Alaska is currently connected to the lower 49 states by undersea fiber optic cable with a capacity of nine DS3s and is backed-up by additional satellite capacity.

     Prior to 1982, Alascom was the sole long distance carrier in Alaska. Under an agreement with the State of Alaska, Alascom was required to maintain a number of low bandwidth links and expand service to remote or less developed areas of the state. Interstate rates initially charged for Alaska telecommunications services had been substantially higher than interstate rates in the contiguous 48 states. In 1972, the FCC established a policy of rate integration intended to equalize all domestic interstate rates based on distances of calls. This policy was used to support a subsidy mechanism to help Alascom cover higher costs associated with rural operations. When the Company began providing interstate long distance service in 1982, AT&T Corp. ("AT&T") provided almost all of the telecommunications services in the lower 49 states, and Alascom provided almost all of the long distance telecommunications services in Alaska and between Alaska and the lower 49 states and foreign countries. Although Alascom's business was highly subsidized, the Company competed against Alascom without the advantage of a subsidy. In 1983, the State of Alaska petitioned the FCC to initiate a rulemaking to determine how to rationalize the policies of rate integration and competition in the Alaska market in light of the rapid changes in the telecommunications industry brought on by the AT&T divestiture and changing FCC competition policies. This action ultimately led to a negotiated purchase of Alascom from Pacific Telecom, Inc. ("PTI") by AT&T in August 1995 for consideration of approximately $350 million. After the purchase, Alascom changed its name to AT&T Alascom.

     The Alaskan telecommunications business today comprises three distinct markets: long distance services (interstate and intrastate), local exchange services and wireless communications services (cellular and eventually PCS). In the local exchange market, the Company will compete against various incumbent local exchange carriers including ATU in Anchorage and PTI in Juneau. PTI acquired the local exchange portion of the Fairbanks Municipal Utilities System in 1997 and now provides local exchange services in Fairbanks. In the wireless communications services market, the Company's PCS business expects to compete against the cellular subsidiaries of AT&T and ATU in the Anchorage market and the cellular subsidiaries of PTI and others outside of Anchorage. In the long distance market, the Company competes against AT&T Alascom, ATU and the Matanuska Telephone Cooperative and may in the future compete against new market entrants. For calendar year 1997, the Company estimates that the aggregate telecommunications market in Alaska generated revenues of approximately $758 million. Of this amount, approximately $433 million was attributable to interstate and intrastate long distance service, $289 million was attributable to local exchange services, and $36 million was attributable to wireless communications services.

     The market for programmed video services in Alaska includes traditional broadcast television, cable television, wireless cable, and DBS systems. Broadcast television stations including network affiliates and independent stations serve the urban centers in Alaska. Seven, four and two broadcast stations serve Anchorage, Fairbanks and Juneau, respectively. In addition, several smaller communities such as Bethel are served by one local television station. In addition, other rural communities without cable systems receive a single state sponsored channel of television by a satellite dish and a low power transmitter.

     In Alaska, cable television was introduced in the 1970s to provide television signals to communities with few or no available off-air television signals and to communities with poor reception or other reception difficulties caused by terrain interference. Since that time, as on the national level, the cable television providers in Alaska have added non-broadcast programming, utilized improved technology to increase channel capacity and expanded service markets to include more densely populated areas and those communities in which off-air reception is not problematic.

     At present 26 communities and areas in Alaska, including the state's three largest urban areas (Anchorage, Fairbanks and Juneau) are served by the Company's cable systems. A number of cable operators other than the Company provide cable service in Alaska. All of these companies are relatively small, with the largest having fewer than 6,500 subscribers.

Competition

     The Company is one of Alaska's leading providers of telecommunication and cable television services and maintains a strong competitive position. There is active competition in the sale of substantially all products and services offered by the Company.

     The principal methods of competition in the Company's services are customer service, product innovation, quality and price. The Company believes that its competitive strength rests on its customer service capabilities, its state-of-the-art facilities, its ability to develop new and improved products and services in response to the needs of its customers, and the consistent high quality of its products and services.

     Telecommunication Services. The telecommunications industry is intensely competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, the types of services offered, customer service, billing services, perceived quality, reliability and availability. Certain of the Company's competitors are substantially larger and have greater financial, technical and marketing resources than the Company. Although the Company believes it has the human and technical resources to pursue its strategy and compete effectively in this competitive environment, its success will depend upon its ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those charged by its competitors.

     The Company's principal competitor in long distance services, AT&T Alascom, has substantially greater resources than the Company. This competitor's interstate rates are integrated with those of AT&T Corp. and are regulated in part by the FCC. While the Company initially competed based upon offering substantial discounts, those discounts have been eroded in recent years due to lowering of prices by AT&T Alascom. Under the terms of AT&T's acquisition of Alascom, AT&T Alascom rates and services must "mirror" those offered by AT&T, so changes in AT&T prices indirectly affect the rates and services of the Company. AT&T's and AT&T Alascom's interstate prices are regulated under a price cap plan whereby their rate of return is no longer regulated or restricted. Price increases by AT&T and AT&T Alascom generally improve the Company's ability to raise its prices while price decreases pressure the Company to follow. The Company has, so far, successfully adjusted its pricing and marketing strategies to respond to AT&T pricing practices.

However, if AT&T Alascom significantly lowers its rates, the Company may be forced to reduce its rates, which could have a material adverse effect on the Company.

     As allowed under the 1996 Telecom Act, ATU and other LECs entered the interstate and international long distance market and pursuant to APUC authorization entered the intrastate long distance market in 1997. ATU and other LECs resell other carriers' services in the provision of their interstate and intrastate long distance services.

     Cable Services. Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services and home video products, including videotape cassette and video disks. The extent to which a cable television system is competitive depends, in part, upon the cable system's ability to provide quality programming and other services at competitive prices.

     The 1996 Telecom Act authorizes LECs and others to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to subscribers. Certain LECs in Alaska may seek to provide video services within their telephone service areas through a variety of distribution methods. Cable systems could be placed at a competitive disadvantage if the delivery of video services by LECs becomes widespread since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable systems under such franchises. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs who provide video services.

     Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act gives local franchising authorities jurisdiction over basic cable service rates and equipment in the absence of "effective competition," prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Well-financed businesses from outside the cable industry (such as the public utilities that own certain of the poles on which cable is attached) may become competitors for franchises or providers of competing services.

     The Cable Systems face limited additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The operators of these SMATV systems often enter into exclusive agreements with building owners or homeowners' associations. Due to the widespread availability of reasonably priced earth stations, SMATV systems now can offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable systems. The ability of the Cable Systems to compete for subscribers in residential and commercial developments served by SMATV operators is uncertain. The 1996 Telecom Act gives cable operators greater flexibility with respect to pricing of cable television services provided to subscribers in multi-dwelling unit residential and commercial developments. It also broadens the definition of SMATV systems not subject to regulation as a franchised cable television service.

     The availability of reasonably-priced home satellite dish earth stations ("HSDs") enables individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programs at competitive costs.

     In recent years, the FCC and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, DBS services that transmit signals by satellite to receiving facilities located on the premises of subscribers. Programming is currently available to the owners of DBS facilities through conventional, medium and high-powered satellites.

     DBS systems are expected to use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services competitive with those of cable systems. The extent to which DBS systems are competitive with the service provided by cable systems depends, among other things, on the availability of reception equipment at reasonable prices and on the ability of DBS operators to provide competitive programming. DBS services do not currently provide local programming and DBS signals are subject to degradation from atmospheric conditions such as rain and snow. The receipt of DBS signals in Alaska currently has the disadvantage of requiring subscribers to install larger satellite dishes (generally three to six feet in diameter) because of the weaker satellite signals currently available in northern latitudes. In addition, existing satellites have a relatively low altitude above the horizon when viewed from Alaska, making their signals subject to interference from mountains, buildings and other structures.

     Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") providers which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by several of the Company's cable systems, including Anchorage, Fairbanks and Juneau. Additionally, the FCC has allocated frequencies in the 28 gHz band for a new multichannel wireless video service similar to MMDS. MMDS operations have the disadvantage of requiring line-of-sight access, making their signals subject to interference from mountains, buildings and other structures, and are subject to interference from rain, snow and wind. In 1997 ATU purchased a minority interest in a MMDS provider that currently provides service in some portions of Anchorage and Fairbanks. At this time, the MMDS service has not been integrated with ATU's telecommunications services. The Company is unable to predict whether wireless video services will have a material impact on its operations.

     Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air interactive video and data service that will permit two-way interaction with commercial and educational programming along with informational and data services. LECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The

FCC has conducted spectrum auctions for licenses to provide PCS. PCS will enable license holders, including cable operators, to provide voice and data services. The Company acquired a license to provide PCS services in Alaska.

     Advances in communications technology as well as changes in the marketplace are constantly occurring. The Company cannot predict the effect that ongoing or future developments might have on the telecommunications and cable television industries or on the Company specifically.

     Local Services. In the local exchange services market, the Company believes that the 1996 Telecom Act and state legislative regulatory initiatives and developments, as well as a recent series of transactions and proposed transactions between telephone companies, long distance carriers and cable companies, increase the likelihood that barriers to local exchange competition will be substantially reduced or removed. These initiatives include requirements that local exchange carriers negotiate with entities such as the Company to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the incumbent local exchange carriers.

     Local exchange carriers in Alaska outside of Anchorage have a "rural exemption" from some of their obligations until and unless the exemption is terminated by the APUC. Certain pricing provisions of the Interconnection Decision implementing the interconnection portions of the 1996 Telecom Act have been challenged and are currently stayed by the U.S. Court of Appeals for the Eighth Circuit, on a jurisdictional basis. In addition the 1996 Telecom Act expressly prohibits any legal barriers to competition in intrastate or interstate communications service under state and local laws. The 1996 Telecom Act further empowers the FCC, after notice and an opportunity for comment, to preempt the enforcement of any statute, regulation or legal requirement that prohibits, or has the effect of prohibiting, the ability of any entity to provide any intrastate or interstate telecommunications service.

     In early 1997 the Company received approval from the APUC to provide local exchange services throughout ATU's existing service area. The APUC also approved an interconnection agreement negotiated and arbitrated between the Company and ATU pursuant to the terms of the 1996 Telecom Act. By early 1998, the Company has positioned itself to offer local exchange services to substantially all consumers in the ATU service area, primarily through its own facilities and unbundled local loops leased from ATU.

     The 1996 Telecom Act also provides incumbent local exchange carriers with new competitive opportunities. The Company believes that it has certain advantages over these companies in providing its telecommunications services, including the Company's brand awareness by Alaskan customers, its facilities based telecommunications network, and management's prior experience in, and knowledge of, the Alaskan market. The 1996 Telecom Act provides that rates charged by incumbent local exchange carriers for interconnection to the incumbent carrier's network are to be nondiscriminatory and based upon the cost of providing such interconnection, and may include a "reasonable profit," which terms are subject to interpretation by regulatory authorities. If the incumbent local exchange carriers charge alternative providers such as the Company unreasonably high fees for interconnection to the local exchange carriers' networks, or significantly lower their retail rates for local exchange services, the Company's local service business could be placed at a significant competitive disadvantage.

     Wireless Services. Competition for the Company's proposed PCS services will come primarily from traditional cellular providers and new PCS entrants. Anchorage has mature cellular systems in both the wireline (ATU) and non-wireline (AT&T Wireless) license blocks that together have achieved an estimated 20% penetration of potential subscribers based on the number of existing wireline access lines. Fairbanks and Juneau have not achieved the cellular penetration that has occurred in Anchorage. Cellular pricing has been high in Alaska compared to the lower 48 states, but rates in Anchorage have become more competitive since the Company entered the cellular resale market three years ago.

     Of the five other PCS licensees, the Alaska A block PCS license owner has announced plans for service in Alaska as early as 1998. The high cost per POP of a PCS system infrastructure may deter some license owners from building a system. PCS has the potential disadvantage when compared to cellular service of requiring the licensee to enter into interconnection agreements with cellular providers in order to permit PCS subscribers with dual mode handsets to continue to receive service once they stray from the PCS service area. However, the Company believes that the portion of the Alaska population, which will need to operate outside the Company's planned PCS service areas, is small.

Financial Information About Industry Segments

      For financial information with respect to industry segments of the Company, reference is made to the information set forth in note 9 of the Notes to Consolidated Financial Statements included in Part II of this Report.

Recent Developments

     Financing Completed. The Company completed a major financing effort in August 1997 which raised $550 million through a combination of the issuance of 7 million shares of General Communication, Inc. class A common stock, sale of senior notes totaling $180 million, and refinancing its credit agreements. More than $350 million of these proceeds will be invested in new telecommunication facilities in Alaska over the next five years. Part of this investment will be the Company's $125 million fiber optic project called Alaska United. The balance will complete a major upgrade and expansion of the Company's telecommunications and cable systems throughout the state and the purchase of new satellite transponders. These systems will be connected to each other and the lower 48 by the Alaska United fiber and the Company's satellite systems.

     Alaska United Project. The Alaska United project will provide a high capacity fiber optic link between Fairbanks, Anchorage, Valdez, and Juneau, Alaska, and the lower 48 states through Seattle, Washington. Its initial capacity will be more than five times the maximum capacity of Alaska's current undersea fiber to the lower 48. After a preliminary route survey was completed and initial cost components determined, a detailed sea floor survey was commissioned and completed in 1996. The results of this survey pinpointed the exact route that the Alaska United fiber would take. The Company entered into a contract with Tyco Submarine Systems, Ltd. ("TSS"), one of the world's leading submarine cable vendor which has installed more than 150,000 miles of undersea cable. TSS is to design, engineer, manufacture and install the undersea cable. On August 1, 1997 the Company issued a down payment to TSS to begin construction. Manufacturing of the cable and its electronics has been underway since that time. The cable is expected to be laid from August to

October 1998. Testing will occur after that, and services are expected to commence in December 1998.

     Alaska United will land in Whittier, Valdez and Juneau, Alaska. From Whittier, the fiber will follow the railroad, highway, and over-land rights-of-ways to Anchorage. Between Whittier and Valdez, the Company will construct a second undersea fiber optic cable. The cable will connect in Valdez with a fiber being constructed by Kanas Telecom, Inc. ("Kanas") as described below. In Juneau and Seattle, Alaska United will connect to the Company's existing network.

     The Alaska United fiber will be 2,331 miles long (1,995 miles undersea and 336 over land). It will have a total design capacity of 10 billion bits per second (22 times what is currently available); it can route traffic in different directions in the event of equipment failures; and, once paired with the Company's existing capacity on the North Pacific Cable, users can achieve route diversity to achieve multiple fiber paths for back-up purposes. It will deliver a minimum of 32,256 simultaneous clear channel voice or data circuits at transmission speeds of 2.5 billion bits per second. As demand increases, capacity can be quadrupled to support a minimum of 129,024 simultaneous clear channel voice or data circuits at speeds of 10 billion bits per second. Currently, the only fiber optic cable connecting Alaska with the contiguous United States is nearing its capacity limit of 6,048 simultaneous voice or data circuits at transmission speeds of 420 million bits per second.

     Financing for the Alaska United undersea fiber project includes $75 million available through a new bank credit agreement dated January 27, 1998 and $50 million from funds raised through the issuance of senior notes described above.

     Fiber Capacity Exchange. The Company and Kanas signed a contract November 21, 1997 that provides for an exchange of fiber optic cable capacity between Anchorage and Fairbanks via Valdez. The Company and Kanas will trade "dark fiber" capacity connecting Fairbanks, Valdez, Whittier and Anchorage. Dark fiber is fiber optic line capacity without the electronic equipment needed to repeat the signal. Each company will provide their own electronic equipment to place their fiber into service. The Company will provide Kanas with dark fiber from Valdez to Anchorage. Kanas will provide the Company with dark fiber between Valdez and Fairbanks. Demand for bandwidth capacity is expected to grow sharply in the coming years to accommodate faster Internet access, ISDN, new data services and higher transmission rates.

     The Company plans to build an underwater fiberoptic cable connecting Valdez with Whittier, and will construct a new fiberoptic link from Whittier to tie into the Company's Anchorage fiber network, all part of the Alaska United Project described above. Kanas' fiber optic system will follow the Trans-Alaska Pipeline from Valdez to Fairbanks, continuing north to Prudhoe Bay. The system is expected to be available for commercial service during December of 1998.

     Acquisition. Effective December 2, 1997, the Company purchased all of the outstanding shares of Astrolabe Group, Inc. ("Astrolabe"). Astrolabe was founded in 1995 as a technology management-consulting firm helping Alaska based clients effectively plan, implement and operationally manage their network and information system investments. Astrolabe helps clients throughout Alaska manage their rural telecommunication networks, distributed information systems and distance delivery of health care educational services. Astrolabe has been an integral part of the Company's School Access project, providing the Internet software infrastructure central to the value of the Company's distance education product offerings. Following the acquisition, Astrolabe was merged into GCI Communication Corp. and operates as a distinct division named GCI Network Solutions. The $1,324,000 purchase was accounted for using the purchase method. The purchase price consisted of a payment of $600,000 and the issuance of options to purchase 100,000 shares of General Communication, Inc.'s Class A common stock for $.01 per share.

     Local Services. PTI, the company providing local telephone services in Fairbanks and Juneau, Alaska, petitioned the APUC to exempt them from local service competition under the 1996 Telecom Act. PTI is owned by Century Telephone Company of Louisiana, one of the largest independent telephone companies in the Nation. The Company requested that the "rural exemption" be terminated. In January 1998, the APUC denied the Company's request to terminate the rural exemption. The basis of the APUC's decision was primarily that various rulemaking proceedings (including Universal Service, local competition, access charge reform, and rate restructuring) must be completed before the exemption would be revoked. Those rulemaking proceedings are now underway. Other legislative and judicial efforts are also underway to achieve a change in the APUC ruling. The Company may, however, provide local service on its own facilities to a limited number of consumers in Juneau and Fairbanks.

     The Company believes local services competition is in the best interests of consumers and intends to vigorously contest the APUC decision. The Company cannot predict the effect that ongoing or future regulatory developments might have on competitive local services markets in Alaska or on the Company specifically.

     Expansion in Rural Alaska. Both the APUC and the FCC maintain a restriction that prevents the Company from constructing duplicative satellite earth stations to provide interexchange services to approximately 200 of the smallest villages in Alaska. In 1995, the Company obtained a waiver to build facilities in 50 of those villages. In the Company's opinion, the APUC restriction has been preempted by section 253 of the 1996 Telecom Act, which prevents any state from maintaining any rule that prohibits any entity from providing any telecommunications service. The Company has requested the FCC to preempt the APUC's restriction and the Company is also seeking a removal of the federal restriction. Removal of both restrictions will enable the Company to construct facilities throughout Alaska. Until that time, the Company relies on the facilities of AT&T Alascom for the termination of traffic.

     Cable Services Expansion. The Company completed construction of 109 miles of a planned 160 mile fiber optic Metropolitan Area Network ("MAN") in Anchorage during 1996 and 1997, over which it began offering facilities-based local service to selected major customers in those cases where it was economically feasible to directly connect them to the network. Additionally, the Metropolitan Area Network will provide supplemental capacity and connectivity for cable television services and will improve the quality and reliability of services. The Company plans to upgrade cable television systems across the state with the installation of fiber optics and two-way capability. This will allow the Company to add more channels, develop new services and install cable modems that will provide high-speed access to the Internet.

     Customer Service Integration. Customer service groups were consolidated in the Company's call centers during 1997 and new customer service representatives and support personnel were added throughout the state. Consolidation of customer service across product lines allows customers to access and change information and service from any of the Company's statewide offices. Customer service hours were expanded to 24 hours a day 7 days a week throughout the state.

Employees

     The Company and its subsidiaries employ approximately 950 persons as of February 28, 1998. The Company and its subsidiaries are not parties to any union contracts with their employees. The Company believes that its future success will depend upon its continued ability to attract and retain highly skilled and qualified employees. The Company believes that its relations with its employees are satisfactory.

Environmental Regulations

     The Company and its subsidiaries may undertake activities that, under certain circumstances may affect the environment. Accordingly, they are subject to federal, state, and local regulations designed to preserve or protect the environment. The FCC, the Bureau of Land Management, the U.S. Forest Service, and the National Park Service are required by the National Environmental Policy Act of 1969 to consider the environmental impact prior to the commencement of facility construction. Management believes that compliance with such regulations has no material effect on the Company's consolidated operations. The principal effect of Company facilities on the environment would be in the form of construction of facilities at various locations in Alaska. Company facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable. Some facilities may be on lands that may be subject to state and federal wetland regulation.

     Uncertainty as to the applicability of environmental regulations is caused in major part by the federal government's decision to consider a change in the definition of wetlands, however, none of the Company's facilities has been constructed in areas which are subject to flooding, tsunami's, etc. and as such are most likely to fall outside any new wetland designation. Most of the Company's facilities are on lands leased by the Company, and, with respect to all of these facilities, the Company is unaware of any violations of lease terms or federal, state or local regulations pertaining to preservation or protection of the environment.

     The Company's Alaska United project consists, in part, of deploying fiber optic cable facilities between Anchorage, Whittier, Valdez, and Juneau, Alaska and Seattle, Washington. The engineered route passes over wetlands and other environmentally sensitive areas. The Company believes its construction methods used for buried cable have a very minimal impact on the environment. The agencies, among others, that are involved in permitting and oversight of the Company's cable deployment efforts are the US Army Corps of Engineers, The National Marine Fisheries Service, US Fish & Wildlife, US Coast Guard, NOAA, Alaska Department of Natural Resources, and the Alaska Dept. of Government Coordination. The Company is unaware of any violations of federal, state or local regulations or permits pertaining to preservation or protection of the environment.

     In the course of operating the cable television systems, the Company has used various materials defined as hazardous by applicable governmental regulations. These materials have been used for insect repellent, locate paint and pole treatment, and as heating fuel, transformer oil, cable cleaner, batteries, and in various other ways in the operation of those systems. Management of the Company does not believe that these materials, when used in accordance with manufacturer instructions, pose an unreasonable hazard to those who use them or to the environment.

Foreign and Domestic Operations and Export Sales

      Although the Company has several agreements to facilitate the origination and termination of international toll traffic, it has neither foreign operations nor export sales. The Company conducts operations throughout the western contiguous United States, Alaska and Hawaii and believes that any subdivision of its operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $7.6 million, $8.3 million and $7.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Backlog of Orders and Inventory

      As of December 31, 1997 and 1996, the Company's long distance services segment had a backlog of equipment sales orders of approximately $104,000 and $364,000, respectively. The decrease in backlog as of December 31, 1997 can be attributed primarily to faster completion of outstanding sales orders in 1997 as compared to 1996. The Company expects that all of the orders in backlog at the end of 1997 will be delivered during 1998.

Patents, Trademarks, Licenses, Certificates of Public Convenience and Necessity, and Military Franchises

     Telecommunication and Local Services. Neither the Company nor its affiliates hold patents, trademarks, franchises or concessions for telecommunications services or local services. The Communications Act of 1934 gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communication. The Company through its long distance services industry segment holds licenses for its satellite and microwave transmission facilities for provision of its telecommunication services. The Company acquired a license for use of a 30-megahertz block of spectrum for providing PCS services in Alaska. The PCS license has an initial duration of 10 years. The Company expects to renew the PCS license for an additional 10-year term under FCC rules. The Company's operations may require additional licenses in the future.

     Cable Services. Applications for transfer of control of 15 certificates of public convenience and necessity held by the acquired cable companies to the Company were approved in an APUC order dated September 23, 1996, with transfers to be effective on October 31, 1996. Such transfer of control allowed the Company to take control and operate the cable systems of the acquired cable companies located in Alaska.

     The approval of the transfer of the 15 certificates of public convenience and necessity to the Company by the FCC is not required under federal law, with one area of limited exception. The Cable Companies operate in part through the use of several radio-band frequencies licensed through the FCC. These licenses were transferred to the Company prior to October 31, 1996.

     The Company obtained consent of the military commanders at the military bases serviced by the acquired cable systems to the assignment of the respective franchises for those bases.

Regulation, Franchise Authorizations and Tariffs

     The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, and local regulation and legislation affecting the telecommunications and cable television industries. Other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which these industries operate. Neither the outcome of these proceedings nor their impact upon the telecommunications and cable television industries or the Company can be predicted at this time. This section also sets forth a brief description of regulatory, environmental, and tariff issues pertaining to the operations of the Company.

     The Company is subject to regulation by the FCC and by the APUC as a non-dominant provider of long distance services. Among other regulatory requirements, the Company is required to file tariffs with the FCC for interstate and international service, and with the APUC for intrastate service but such tariffs routinely become effective without intervention by the FCC, APUC or other third parties since the Company is a non-dominant carrier. The Company received approval from the APUC in February 1997 to permit the Company to provide local exchange services throughout ATU's existing service area. Military franchise requirements also affect the Company in its provision of telecommunications and cable television services to military bases.

     1996 Telecom Act. A key industry development was passage of the 1996 Telecom Act which was signed into law February 8, 1996. The Act is intended by Congress to open up the marketplace to competition and is expected to have a dramatic impact on the telecommunications industry. The legislation breaks down the old barriers that prevented three groups of companies, the LECs, including the RBOCs, the long distance carriers, and the cable TV operators, from competing head-to-head with each other. The Act requires LECs to let new competitors into their business. It also requires the LECs to open up their networks to ensure that new market entrants have a fair chance of competing. The bulk of the legislation is devoted to establishing the terms under which the LECs, and more specifically the RBOCs, must open up their networks.

     Enactment of the bill affects local exchange service markets almost immediately by requiring states to authorize local exchange service resale. Resellers will be able to market new bundled service packages to attract customers. Over the long term, the requirement that local exchange carriers unbundle access to their networks may lead to increased price competition. Local exchange service competition may not take hold immediately because interconnection arrangements are not in place in most areas.

     The 1996 Telecom Act substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending The Communications Act of 1934 including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The 1996 Telecom Act provides that rate regulation of the cable programming service tier will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act.

      The FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some LECs and state public utility commissions appealed these rules to the U.S. Court of Appeals, which prevented most of the pricing rules from taking effect, pending a full review by the court.

      In 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the states. The court also struck down certain other FCC rules on jurisdictional or substantive grounds. The U.S. Supreme Court has agreed to review the appeals court decision.

      In 1997, the FCC issued important decisions on the structure and level of access charges and universal service. These decisions will impact the industry in several ways, including the following:

         - An additional subsidy was created to support telecommunications services for schools, libraries and rural health care providers. All carriers providing telecommunications services will be required to fund this program, which is capped at $2.7 billion per year. However, LECs can pass their portion of these costs on to long distance carriers.

         - Per-minute interstate access rates charged by LECs will decline over time to become cost-based, beginning in July 1997.

         - Certain monthly flat-rate charges paid by some local telephone customers will increase beginning in 1998.

         - Certain per-minute access charges paid by long distance companies were converted to flat monthly charges based on pre-subscribed lines.

         - A basis has been established for replacing implicit access subsidies with an explicit interstate universal service fund beginning in 1999.

      A number of LECs, long distance companies and others have appealed some or all of the FCC's orders. The effective date of the orders has not been delayed, but the appeals are expected to take a year or more to conclude. The impact of these FCC decisions on the Company is difficult to determine, but is not expected to be material.

     Some BOCs have also challenged the Telecom Act restrictions on their entry into long distance markets as unconstitutional. A federal district court in Wichita Falls, Texas, ruled the restrictions unlawful because they constituted a legislative act that imposed punishment without a judicial proceeding. The United States government and others filed appeals of this decision. The federal district court delayed implementing its decision pending resolution of the appeals. The Company is unable to predict the outcome of such rulemakings or litigation or the substantive effect (financial or otherwise) of the 1996 Telecom Act and the rulemakings on the Company.

     The Company is also subject to federal and state regulation as a cable television operator pursuant to the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and 1992 Cable Act, both amended by the 1996 Telecom Act. The 1992 Cable Act significantly expanded the scope of cable television regulation on an industry-wide basis by imposing rate regulation, carriage requirements for local broadcast stations, customer service obligations and other requirements. The 1992 Cable Act and the FCC's rules implementing that Act generally have increased the administrative and operational expenses and in certain instances required rate reductions for cable television systems and have resulted in additional regulatory oversight by the FCC and state or local (depending on the regulatory scheme) authorities.

     Because the Company is authorized to offer local exchange services in Anchorage, it will be regulated as a CLEC by the APUC. In addition, the Company will be subject to other regulatory requirements, including certain requirements imposed by the 1996 Telecom Act on all LECs, which requirements include permitting resale of LEC services, number portability, dialing parity, and reciprocal compensation.

     As a PCS licensee, the Company is subject to regulation by the FCC, and must comply with certain buildout and other conditions of the license, as well as with the FCC's regulations governing the PCS service. On a more limited basis, the Company may be subject to certain regulatory oversight by the APUC (e.g., in the areas of consumer protection), although states are not permitted to regulate the rates of PCS and other commercial mobile service providers. PCS licensees may also be subject to regulatory requirements of local jurisdictions pertaining to, among other things, the siting of tower facilities.

Other

       No material portion of the businesses of the Company is subject to renegotiation of profits or termination of contracts at the election of the federal government.

Item 2.  PROPERTIES

     General. The Company's property, plant and equipment totaled $224.4 million at December 31, 1997, of which $131.3 relates to telecommunications services, $74.5 relates to cable services, and $18.6 relates to local services. These properties consist primarily of switching equipment, satellite earth stations, fiber-optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, transportation equipment, computer equipment and general office equipment. Substantially all of the Company's properties secure its credit agreement and senior loan. See note 6 to the Notes to Consolidated Financial Statements included in Part II of this Report for further discussion.

     Telecommunication Services. The Company operates a state-of-the-art, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic and digital microwave facilities within and between Anchorage, Fairbanks and Juneau. The Company's network includes a digital fiber optic cable linking Alaska to the contiguous 48 states and providing access to other carriers' networks for communications around the world. The Company uses satellite transmission to remote areas of Alaska and for certain interstate traffic.

     The Company's long distance services segment owns properties and facilities including satellite earth stations, and distribution, transportation and office equipment. Additionally, the Company acquired in December 1992, access to capacity on an undersea fiber optic cable from Seward, Alaska to Pacific City, Oregon. The undersea fiber optic cable capacity is owned subject to an outstanding mortgage.

     The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders on the Hughes Galaxy X satellite to meet its long-term satellite capacity requirements. The balance payable upon expected delivery of the transponders in the third quarter of 1998 is not expected to exceed $41 million. The Company's remaining commitment will likely be funded from its senior credit agreement. The purchase and lease-purchase option agreement provides for the interim lease of transponder capacity on the Hughes Galaxy IX satellite from June 1996 through the delivery of the purchased transponders.

     The Company leases its long distance services industry segment's executive, corporate and administrative facilities in Anchorage, Fairbanks and Juneau, Alaska. The Company's operating, executive, corporate and administrative properties are in good condition. The Company considers its properties suitable and adequate for its present needs and are being fully utilized.

     Cable Services. The Cable Systems serve 26 communities and areas in Alaska including Anchorage, Fairbanks and Juneau, the state's three largest urban areas. As of December 31, 1997 the Cable Systems consisted of approximately 1,820 miles of installed cable plant having between 300 to 450 MHz of channel capacity (or enough capacity to carry from 70 to 130 channels). The Company leases its cable services industry segment's operating facilities in substantially all locations. Such properties are in good condition. The Company considers its properties suitable and adequate for its present and anticipated future needs.

     Local Services. The Company operates a state-of-the-art, competitive telecommunications network employing the latest digital transmission technology based upon fiber optic facilities within Anchorage. The Company leases its local services industry segment's operating facilities in Anchorage. Such properties are in good condition. The Company considers its properties suitable and adequate for its present and anticipated future needs.

Item 3.  LEGAL PROCEEDINGS

      Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. The Company and its subsidiaries are parties to various claims and pending litigation as part of the normal course of business. The Company is also involved in several administrative proceedings and filings with the FCC and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business which management believes, even if resolved unfavorably to the Company, would not have a materially adverse affect on the Company's business or financial statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Omitted per General Instruction J(1)(a) and (b) of Form 10-K .

                             PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information for Common Stock and Holders

      All issued and outstanding shares of GCI, Inc.'s Class A common stock are held by General Communication, Inc. and are not publicly traded. General Communication, Inc.'s Class A and Class B common stock are publicly traded.

Dividends

     GCI and GCI, Inc. have never paid cash dividends on their common stock and have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. The Company's existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends (see note 6 to the Consolidated Financial Statements included in Part II of this Report).

Item 6. SELECTED FINANCIAL DATA

      The Successor was incorporated in 1997 and is a wholly owned subsidiary of the Predecessor. The Successor received through its initial capitalization all ownership interests in subsidiaries previously held by the Predecessor. The following table presents selected historical information relating to financial condition and results of operations of the Successor in 1997 and the Predecessor in 1996, 1995, 1994 and 1993, except as noted in footnote 7 below.

                                                                (Successor)      (Predecessor)             (Predecessor)
                                                                                     Years ended December 31,
                                                                ---------------------------------------------------------------
                                                                   1997          1996        1995        1994           1993
                                                                  ------        ------      ------      ------         ------
                                                                          (Amounts in thousands except per share amounts)

     Revenues 1                                                   $223,809      164,894     129,279     116,981       102,213
     Net earnings (loss) before income taxes and
         extraordinary item 2                                     $ (2,235)      12,690      12,601      11,681         6,715
     Loss on early extinguishment of debt, net of income tax
         benefit of $180                                          $    521            0           0           0             0
     Net earnings (loss)                                          $ (2,183)       7,462       7,502       7,134         3,951
     Basic net earnings (loss) per common share 7                 $  (0.05)        0.28        0.32        0.30          0.19
     Diluted net earnings (loss) per common share 7               $  (0.05)        0.27        0.31        0.30          0.18
     Basic net earnings (loss) per common share 8                 $(21,830)         n/a         n/a         n/a           n/a
     Diluted net earnings (loss) per common share 8               $(21,830)         n/a         n/a         n/a           n/a
     Total assets 3                                               $ 545,302     447,335      84,765      74,249        71,610
     Long-term debt, including current portion 3                  $ 250,084     223,242       9,980      12,554        20,823
     Obligations under capital leases, including current          $   1,188         746       1,047       1,297         1,522
         portion
     Total stockholders' equity 3, 4                              $ 204,439     149,554      43,016      35,093        27,210
     Dividends declared per Common share 5                        $    0.00        0.00        0.00        0.00          0.00
     Dividends declared per Preferred share 6                     $    0.00        0.00        0.00        0.00          0.44

---------------------------

1 The 1997 revenue increase is primarily attributed to the Company's reporting 12 months of cable television service revenues as compared to two months reported in 1996.

2 The Company's net loss in 1997 is attributed to additional depreciation, amortization and interest expense resulting from the cable company acquisitions in October 1996 and startup losses from the Company's entry into the local services segment.

3 Increases in the Company's Predecessor's total assets, long-term debt and stockholders' equity in 1996 as compared to 1995 result in part from the cable company acquisitions and MCI stock issuance described in notes (2) and (8) to the Consolidated Financial Statements included in Part II of this Report.

4 The 1997 increase in stockholders' equity is primarily attributed to the Company's Predecessor's equity offering in August 1997, described in note
     (8) to the accompanying Consolidated Financial Statements included in Part II of this Report.

5 The Company and its Predecessor have never paid a cash dividend on their common stock and do not anticipate paying any dividends in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business. Payment of cash dividends in the future, if any, will be determined by the board of directors of the Company in light of the Company's earnings, financial condition, credit agreements and other relevant considerations. The Company's existing bank loan agreements contain provisions that prohibit payment of dividends, other than stock dividends, as further described in note (6) to the Consolidated Financial Statements included in Part II of this Report.

6 The Company's Predecessor declared and issued stock dividends of approximately 304,000 shares of Class B Common Stock in 1992, and paid dividends totaling $153,000 in 1993 on its non-voting Series A 15% Convertible Cumulative Preferred Stock. The Preferred Stock was acquired and retired in 1993.

7 Basic and diluted earnings (loss) per common share are computed using the Predecessor's weighted average outstanding shares of common stock and common stock equivalents in all years presented.

8 Basic and diluted earnings (loss) per common share are computed using the Successor's weighted average outstanding shares of common stock in 1997. The Successor was incorporated in 1997 therefore basic and diluted earnings
     (loss) per share computations for 1996, 1995, 1994 and 1993 are not applicable. The Successor had no outstanding common stock equivalents in 1997.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other financial data appearing elsewhere. As used herein, EBITDA consists of earnings before interest (net), income taxes, depreciation, amortization and other income (expense). EBITDA is a measure commonly used in the telecommunications and cable television industries to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

                      FACTORS AFFECTING FUTURE PERFORMANCE

    Future operating results of the Company will depend upon many factors and will be subject to various risks and uncertainties, including those set forth in this and other sections of Form 10-K. The information contained in Form 10-K includes forward-looking statements regarding the Company's future performance. Future results of the Company may differ materially from any forward-looking statement due to such assumptions and risks. Future performance cannot be ensured.

                                    OVERVIEW

      GCI, Inc. ("Successor") was incorporated in 1997 to effect the issuance of Senior Notes as further described in note 6 to the accompanying Consolidated Financial Statements. GCI, Inc., a wholly owned subsidiary of General Communication, Inc. ("GCI" or "Predecessor"), received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. Shares of GCI's Class A common stock are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol GNCMA. Shares of the GCI's Class B common stock are traded on the Over-the-Counter market. Proceeds from the GCI's August 1, 1997 class A common stock offering were used in part to capitalize GCI, Inc. The following discussion and analysis of financial condition and results of operations includes the 1995, 1996 and 1997 operating activities and balances of GCI and its subsidiaries, which operating activities and balances not conducted or owned through its subsidiaries were not material to GCI, Inc. "The Company" as used herein for 1995, 1996 and 1997 results of operations and balances refers to General Communication, Inc., GCI, Inc. and GCI Inc.'s wholly owned subsidiaries. All assets, liabilities and operating activities of GCI not conducted through its subsidiaries were transferred to GCI, Inc. effective January 1, 1998.

      Long Distance Telecommunications Services. The Company has historically reported revenues principally from the provision of interstate and intrastate long distance telecommunications services to residential, commercial and governmental customers and to other common carriers (principally MCI Telecommunications, Inc. ("MCI") and U.S. Sprint ("Sprint")). These services accounted for approximately 93.3% of the Company's telecommunications services revenues during 1997. The balance of telecommunications services revenues have been attributable to corporate network management contracts, telecommunications equipment sales and service and other miscellaneous revenues (including revenues from prepaid and debit calling cards, the installation and leasing of customers' very small aperture terminal ("Vsat") equipment and fees charged to MCI and Sprint for certain billing services). Factors that have the greatest impact on year-to-year changes in telecommunications services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use. These factors in turn depend in part upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, in particular oil production, as well as tourism, government and United States military spending.

      The Company's telecommunications cost of sales and services has consisted principally of the direct costs of providing services, including local access charges paid to LECs for the origination and termination of long distance calls in Alaska, fees paid to other long distance carriers to carry calls that terminate in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI's network, and international locations, which calls are carried principally over Sprint's network), and the cost of equipment sold to the Company's customers. During 1997, local access charges accounted for 46.3% of telecommunications cost of sales and services, fees paid to other long distance carriers represented 37.9%, satellite transponder lease and undersea fiber maintenance costs represented 9.2%, telecommunications equipment accounted for 3.4%, and enterprise services and outsourcing costs represented 2.1% of telecommunications cost of sales and services.

      The Company's telecommunications selling, general, and administrative expenses have consisted of operating and engineering, service, sales and communications, management information systems, general and administrative, legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities and certain equipment costs). A significant portion of telecommunications selling, general, and administrative expenses, 28.7% during 1997, represents the cost of the Company's advertising, promotion and market analysis programs.

      Cable Services. Following the cable system acquisitions effective October 31, 1996, the Company now reports a significant level of revenues and EBITDA from the provision of cable services. During 1997, cable revenues and EBITDA represented 24.7% and 60.6%, respectively, of consolidated revenues and EBITDA. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

      The Company generates cable services revenues from three primary sources: (1) programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During 1997 programming services generated 86.8% of total cable services revenues, equipment rental and installation fees accounted for 7.7% of such revenues, advertising sales accounted for 3.9% of such revenues, and other services accounted for the remaining 1.6% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, and the average number of subscribers during a given reporting period.

      The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising, rental expense, and property taxes. During 1997 programming and copyright expenses represented approximately 40.1% of total cable cost of sales and selling, general and administrative expenses. Marketing and advertising costs represented approximately 6.0% of such total expenses.

      Local Services. The Company began offering local exchange services in Anchorage during late September 1997. Local exchange services revenues totaled $610,000 representing less than 1.0% of total revenues in 1997. The Company expects local services revenues to represent less than 6.0% of total revenues in 1998. During 1997 operating and engineering expenses represented approximately 12.0% of total local services cost of sales and selling, general and administrative expenses. Marketing and advertising costs represented approximately 6.0% of such total expenses, customer service, and general and administrative costs represented approximately 75.9% of such total expenses. The Company expects that it will generate operating losses and negative EBITDA from local exchange services during 1998.

      PCS Services. The Company began developing plans for PCS wireless communications service deployment in 1995 and is currently evaluating various vendors for a proposed PCS network. In 1997 the Company conducted a technical trial of its candidate technology. The Company currently expects to launch PCS service in Anchorage in 1999, although it may be deferred beyond that date.

      Depreciation and amortization and interest expense on a consolidated basis is expected to be higher in 1998 as compared to 1997 resulting primarily from additional depreciation on 1997 and 1998 capital expenditures. As a result, the Company anticipates recording a net loss in 1998.

      RESULTS OF OPERATIONS

      The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated:

                                                          Year Ended December 31,                  Percentage Change
                                                      ----------------------------------          -------------------
                                                                                                   1996          1997
                                                      (Successor)       (Predecessor)               vs.           vs.
                                                         1997         1996          1995           1995          1996
                                                      ----------    --------      -------        -------       --------
             Statement of Operations Data:
               Revenues:
                  Telecommunications services           100.0%         94.3%         75.1%         20.2%            8.1%
                  Cable services                         --             5.7%         24.6%         --             482.2%
                  Local services                         --            --             0.3%         --             --
                                                        ------        ------        ------        ------         ------
               Total revenues                           100.0%        100.0%        100.0%         27.5%           35.7%
                  Cost of sales and services             55.8%         56.2%         49.6%         28.5%           19.9%
                  Selling, general and
                     administrative
                     expenses                            29.2%         28.1%         32.9%         23.1%           58.5%
                  Depreciation and
                     amortization                         4.6%          5.7%         10.6%         57.0%          152.6%
                                                        ------        ------        ------        ------         ------
               Operating income                          10.4%         10.0%          6.9%         21.5%          (6.3)%
                                                        ------        ------        ------        ------         ------
               Net earnings (loss) before income
                  taxes and extraordinary item            9.7%          7.7%         (1.0)%         0.7%        (117.6)%
               Extraordinary item                        --            --            (0.2)%        --             --
                                                        ------        ------        ------        ------         ------
               Net earnings (loss)                        5.8%          4.5%         (1.0)%        (0.5)%       (129.3)%
                                                        ------        ------        ------        ------         ------
                                                        ------        ------        ------        ------         ------
             Other Operating Data:
               Cable operating income (1)                --            23.2%          18.9%         --            374.6%
               Cable EBITDA  (1)                         --            46.6%          43.0%         --            437.7%
               Local operating loss (2)                  --            --          (708.5)%        --             396.8%
               Local EBITDA  (2)                         --            --          (622.5)%        --             336.4%

                                                          Year Ended December 31,                  Percentage Change
                                                      ----------------------------------          -------------------
                                                                                                   1996          1997
                                                      (Successor)       (Predecessor)               vs.           vs.
                                                         1997         1996          1995           1995          1996
                                                      ----------    --------      -------        -------       --------
      Statement of Operations Data:
               Consolidated EBITDA                       15.1%         15.7%         17.5%         63.9%          51.6%

      ---------------------
      (1)  Computed as a percentage of total cable services revenues.

      (2)  Computed as a percentage of total local services revenues.

      Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

      Revenues

      Total revenues increased 35.7% from $164.9 million in 1996 to $223.8 million in 1997. The Company reported two months' of cable services revenues in 1996 following its acquisition of the Cable Systems effective October 31, 1996. Cable revenues increased $45.7 million to $55.2 million resulting from 12 months' of activity being recorded in 1997. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 9.8% from $142.6 million in 1996 to $156.6 million in 1997. This increase reflected a 9.0% increase in interstate minutes of use to
620.8 million minutes and a 9.8% increase in intrastate minutes of use to
133.1 million minutes. Long distance revenue growth in 1997 was largely due to a 22.3% increase in revenues from other common carriers (principally MCI and Sprint), from $48.0 million in 1996 to $58.7 million in 1997 and a 12.7% increase in private line and private network transmission services revenues, from $14.1 million in 1996 to $15.9 million in 1997.

      The above increases in revenues were offset in part by a 1.1% reduction in the Company's average rate per minute on long distance traffic from $0.179 per minute in 1996 to $0.177 per minute in 1997. The decrease in rates resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates, such new plans being prompted in part by the Company's primary long distance competitor, AT&T Alascom, reducing its rates and entry of local exchange carriers into long distance markets served by the Company. Systems sales and services revenues decreased 6.4% from $10.9 million in 1996 to $10.2 million in 1997, primarily due to a reduced number of large equipment sales transactions in 1997 as compared to 1996. Other long distance revenues decreased $0.7 million to $1.1 million due primarily to reduced revenues from short term Vsat leases.

      Cost of Sales and Services

      Cost of sales and services totaled $92.7 million in 1996 and $111.1 million in 1997. As a percentage of total revenues, cost of sales and services decreased from 56.2% in 1996 to 49.6% in 1997. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to changes in the Company's product mix. The Company reported 12 months of cable operations in 1997 as compared to two months in 1996. Cable cost of sales and services as a percentage of sales are less than long distance and local services cost of sales and services as a percentage of sales. The increase in cable revenues as a percentage of total revenues (5.8% in 1996 to 24.7% in 1997) resulted in an overall decrease in the Company's cost of sales and services as a percentage of sales.

      Additionally, cost of sales and services as a percentage of revenues were reduced in part by reductions in the rate per minute billed to the Company for the local access and interstate termination services it obtains from third parties. Decreases in 1997 cost of sales and services as compared to 1996 were offset in part by refunds in the first two quarters of 1996 aggregating approximately $960,000 from a local exchange carrier and the National Exchange Carriers Association in respect of earnings by them which exceeded regulatory requirements.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 58.6% from $46.4 million in 1996 to $73.6 million in 1997, and, as a percentage of revenues, increased from 28.1% in 1996 to 32.9% in 1997. This increase resulted from:

           1. The Company's reporting 12 months' of cable television selling, general and administrative expenses in 1997 ($18.8 million) as compared to two months' in 1996 ($3.0 million).

           2. Operating, engineering, sales, customer service and administrative costs totaling $4.1 million as compared to $870,000 in 1996 associated with the Company's local services segment which initiated service in September 1997.

          3. Increased telecommunication general and administrative expenses of $5.1 million in 1997 due to increased personnel and other costs in customer service, engineering, operations, accounting, human resources, legal and regulatory, and management information services. Cost increases were associated with the development, introduction, or planned introduction, and support of new products and services including cable television services, rural message and data telephone services, PCS services, and Internet services. Increased customer service expenses were associated with support of increased sales volumes and expenditures necessary to integrate customer service operations across product lines.

          4. Bad debt expense totaling $3.0 million for 1997 compared to $1.7 million in 1996 (directly associated with increased revenues).

          5. Increased telecommunication segment sales, advertising and telemarketing costs totaling $13.0 million in 1996 compared to $14.8 million in 1997. Increased selling costs were associated with the introduction of various marketing plans and other proprietary rate plans and cross promotion of products and services.

      Depreciation and Amortization

      Depreciation and amortization expense increased 153.2% from $9.4 million in 1996 to $23.8 million in 1997. Of this increase, $13.3 million resulted from the Company's acquisition of the cable systems effective October 31, 1996, with the balance of the increase attributable to the Company's $38.6 million investment in facilities during 1996 for which a full year of depreciation was recorded during the year ending December 31, 1997 and the 1997 investment of $73.7 million in facilities for which a partial year of depreciation was recorded during 1997.

      Interest Expense, Net

      Interest expense, net of interest income, increased 375.7% from $3.7 million in 1996 to $17.6 million in 1997. This increase resulted primarily from increases in the Company's average outstanding indebtedness resulting primarily from its acquisition of the Cable Systems, construction of new facilities in rural Alaska, expansion and upgrades of cable television facilities, and investment in local services equipment and facilities. Such increases were offset in part by increases in the amount of interest capitalized during 1997.

      Loss on Extinguishment of Debt

      The Company recorded a net loss on extinguishment of debt of $521,000 in 1997 resulting from refinancing its previously outstanding Senior Credit Facility effective August 1, 1997. The loss resulted from the write-off of unamortized deferred debt issuance costs. The loss is reported in the accompanying Consolidated Financial Statements net of an income tax benefit of $180,000.

      Income Tax Expense

      GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussions of income tax expense and net operating loss carryforwards reflect the consolidated group's activity and balances.

      Income tax expense decreased from $5.2 million in 1996 to a benefit of $0.6 million in 1997 due to the Company incurring a net loss before income taxes and extraordinary item in 1997 as compared to net earnings in 1996. The Company's effective income tax rate decreased from 41.2% in 1996 to 25.6% in 1997 due to the net loss and the proportional amount of items that are nondeductible for income tax purposes.

      The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. The Company estimates that its effective income tax rate for financial statement purposes will be approximately 25% in 1998. The Company expects that its operations will generate net income before income taxes during the carryforward periods to allow utilization of loss carryforwards for which no allowance has been established.

      A deferred tax asset was established related to these carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

      Revenues

      Total revenues increased 27.5% from $129.3 million in 1995 to $164.9 million in 1996. Long distance transmission revenues from commercial, residential, governmental, and other common carrier customers increased 18.8% from $120.0 million in 1995 to $142.6 million in 1996. This increase reflected a 22.6% increase in interstate minutes of use to 569.6 million minutes and a 29.8% increase in intrastate minutes of use to 121.2 million minutes, principally due to a new marketing program which the Company launched during the third quarter of 1995. This program consisted of the introduction of a new flat-rate calling plan ("Great Rate") coupled with telemarketing, direct sales, and the promotion of a $1 million sweepstakes. Revenue growth in 1996 was also due to a 23.7% increase in revenues from other common carriers (principally MCI and Sprint), from $38.8 million in 1995 to $48.0 million in 1996 and a 23.7% increase in private line and private network transmission services revenues, from $11.4 million in 1995 to $14.1 million in 1996. Systems sales and services revenues increased 47.3% from $7.4 million in 1995 to $10.9 million in 1996, primarily due to the commencement in the second quarter of 1996 of services provided under a new outsourcing contract with National Bank of Alaska. The Company also reported two months' of cable services revenues in 1996 following its acquisition of the Cable Systems effective October 31, 1996.

      The above increases in revenues were offset in part by a 6.3% reduction in the Company's average rate per minute on long distance traffic from $0.191 per minute in 1995 to $0.179 per minute in 1996. The decrease in rates resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates, such new plans being prompted in part by the Company's primary long distance competitor, AT&T Alascom, reducing its rates.

      Cost of Sales and Services

      Cost of sales and services was $72.1 million in 1995 and $92.7 million in 1996. As a percentage of total revenues, cost of sales and services increased from 55.8% in 1995 to 56.2% in 1996. The increase in cost of sales and services as a percentage of revenues during 1996 as compared to 1995 resulted primarily from the reduced average rate per minute billed to customers in 1996 as compared to 1995 without an offsetting reduction in the rate per minute billed to the Company for the local access and interstate termination services it obtains from third parties. These increases were offset in part by refunds in the first two quarters of 1996 aggregating approximately $960,000 from a local exchange carrier and the National Exchange Carriers Association in respect of earnings by them that exceeded regulatory requirements.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 23.1% from $37.7 million in 1995 to $46.4 million in 1996, and, as a percentage of revenues, decreased from 29.2% in 1995 to 28.1% in 1996. Selling, general and administrative expenses increased as a result of increased sales and customer service volumes, bad debt expense totaling $1.7 million for 1996 compared to $1.5 million in 1995 (directly associated with increased revenues), and increased sales, advertising and telemarketing costs totaling $9.9 million in 1995 compared to $13.3 million in 1996 due to the introduction of various marketing plans and other proprietary rate plans. Additionally, selling, general and administrative expenses increased in 1996 due to increased personnel and other costs totaling $2.7 million in sales, engineering, operations, accounting, human resources, legal and regulatory, and management information services. Such costs were associated with the development and introduction, or planned introduction, of new products and services including local services, cable television services, rural message and data telephone services, PCS services, and Internet services.

      Depreciation and Amortization

      Depreciation and amortization expense increased 56.7% from $6.0 million in 1995 to $9.4 million in 1996 resulting primarily from the Company's acquisition of the cable systems effective October 31, 1996 and the Company's $8.9 million investment in facilities during 1995 for which a full year of depreciation was recorded during the year ending December 31, 1996 and the 1996 investment of $38.6 million in facilities for which a partial year of depreciation was recorded during 1996.

      Interest Expense, Net

      Interest expense, net of interest income, increased 311.1% from $0.9 million in 1995 to $3.7 million in 1996. This increase resulted primarily from increases in the Company's average outstanding indebtedness resulting primarily from its acquisition of the Cable Systems and capital expenditures. Such increases were offset in part by increases in the amount of interest capitalized during 1996.

      Income Tax Expense

      Income tax expense increased 2.0% from $5.1 million in 1995 to $5.2 million in 1996 due to an increase in net earnings before income taxes and a higher effective income tax rate from 40.5% in 1995 to 41.2% in 1996.

          SEASONALITY; FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

      The following chart provides selected unaudited statement of operations data from the Company's quarterly results of operations during 1996 and 1997:

                                                      (Dollars in thousands, except per share amounts)
                                          First            Second           Third           Fourth             Total
                                         Quarter           Quarter          Quarter         Quarter            Year
                                        -----------------------------------------------------------------------------
        1996                                                             (Predecessor)
       -----
Revenues
   Telecommunications services           $ 37,969           39,199           38,664           39,587          155,419
   Cable services                            --               --               --              9,475            9,475
                                        ----------         --------         --------         -------         ---------
Total revenues                             37,969           39,199           38,664           49,062          164,894
Operating income                            3,947            3,970            4,017            4,475           16,409

Net earnings                             $  2,137            2,150            2,140            1,035            7,462
                                        ----------         --------         --------         -------         ---------
                                        ----------         --------         --------         -------         ---------

Basic net earnings per share             $   0.09             0.09             0.08             0.03             0.28
                                        ----------         --------         --------         -------         ---------
                                        ----------         --------         --------         -------         ---------

Diluted net earnings per share           $   0.08             0.08             0.08             0.03             0.27
                                        ----------         --------         --------         -------         ---------
                                        ----------         --------         --------         -------         ---------
Other financial data:

     Cable EBITDA                        $   --               --                --             4,416            4,416
                                        ----------         --------         --------         -------         ---------
                                        ----------         --------         --------         -------         ---------
     Consolidated EBITDA                 $  5,834            5,888            5,829            8,267           25,818
                                        ----------         --------         --------         -------         ---------
                                        ----------         --------         --------         -------         ---------

                                                      (Dollars in thousands, except per share amounts)
                                          First            Second           Third           Fourth             Total
                                         Quarter           Quarter          Quarter         Quarter            Year
                                        -----------------------------------------------------------------------------
1997                                                                      (Successor)
----
Revenues
   Telecommunications services           $ 39,225           42,131           44,407           42,271          168,034
   Cable services                          13,656           14,055           13,294           14,160           55,165
   Local services                            --               --                255              355              610
                                       ------------   ---------------   ----------------   ----------       ----------
Total revenues                             52,881           56,186           57,956           56,786          223,809

Operating income                            3,292            2,786            3,786            5,518           15,382
Extraordinary item, net of income
     tax benefit                             --               --                433               88              521

Net income (loss)                        $   (525)            (832)            (928)             102           (2,183)
                                       ------------   ---------------   ----------------   ----------        ---------
                                       ------------   ---------------   ----------------   ----------        ---------

Basic net earnings (loss) per
     share                               $ (5,250)          (8,320)          (9,280)           1,020          (21,830)
                                       ------------   ---------------   ----------------   ----------        ---------
                                       ------------   ---------------   ----------------   ----------        ---------
Diluted net earnings (loss) per
     share                               $ (5,250)          (8,320)          (9,280)           1,020          (21,830)
                                       ------------   ---------------   ----------------   ----------        ---------
                                       ------------   ---------------   ----------------   ----------        ---------
Other financial data:

     Cable EBITDA                        $  6,025            5,863            5,687            6,168           23,743
                                       ------------   ---------------   ----------------   ----------        ---------
                                       ------------   ---------------   ----------------   ----------        ---------
     Local EBITDA                        $   (634)           (814)            (540)          (2,443)          (3,797)
                                       ------------   ---------------   ----------------   ----------        ---------
                                       ------------   ---------------   ----------------   ----------        ---------
     Consolidated EBITDA                 $  9,412            8,394            9,553           11,790           39,149
                                       ------------   ---------------   ----------------   ----------        ---------
                                       ------------   ---------------   ----------------   ----------        ---------


     ------------------
     Basic and diluted earnings per share are computed using the Predecessor's weighted average outstanding shares of common stock and common stock equivalents in 1996. 1997 loss per share calculations are based on the Successor's outstanding shares of common stock which are not publicly traded. The Successor has no outstanding common stock equivalents.

     Total revenues for the quarter ended December 31, 1997 were $56.8 million, representing a 2.1% decrease from total revenues in the third quarter of 1997 of $58.0 million. This decrease in revenues resulted in part from (1) a 4.7% decrease in telecommunications services revenues to $42.3 million in the fourth quarter of 1997 from $44.4 million during the third quarter of 1997. This decrease is attributable in part to a decrease in minutes of traffic carried during the fourth quarter of 1997 of approximately
7.6 million minutes as compared to the third quarter of 1997 (a 3.9% decrease), and (2) a decrease in the average rate per minute billed during the fourth quarter of 1997 of approximately $0.005 as compared to the third quarter of 1997 (a 2.7% decrease). Long distance telecommunications revenues are generally lower during the winter months as compared to the summer months. In addition, entry of two local exchange carriers into the Anchorage area long distance market contributed to the reductions in revenue and minutes of use. Partially offsetting this decrease was an increase in cable services revenues to $14.2 million in the fourth quarter of 1997 from $13.3 million in the third quarter of 1997. As further described below, cable revenues are generally higher during the winter months as compared to the summer months.

     Cost of sales and services for the quarter ended December 31, 1997 were $25.3 million, representing a 12.5% decrease from total cost of sales and services in the third quarter of 1997 of $28.9 million. Reduced cost of sales resulted from reduced revenues during the fourth quarter as previously described and cost reductions as a percentage of revenues in the fourth quarter as compared to the third quarter of 1997.

      Selling, general and administrative expenses increased $198,000 during the fourth quarter of 1997 as compared to the third quarter of 1997 principally as a result of personnel, sales, engineering, operations, customer service, management information systems, accounting, human resources, legal and regulatory expenses associated with the development and introduction, or planned introduction, of new products and services including local services, PCS services and Internet services.

      The Company reported a net income of $102,000 for the fourth quarter of 1997 as compared to a net loss of $928,000 during the third quarter of 1997. The reduced net loss was primarily attributable to (1) fourth quarter cost of sales and services reductions that exceeded the reduction in revenues as compared to the third quarter, and (2) the write-off of $701,000 in deferred debt issuance costs during the third quarter of 1997.

      Long distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers spend more time at home and tend to watch more television during these months. Local service operations are not expected to exhibit significant seasonality. The Company's ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

                            ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in equity during a period except those due to owner investments and distributions. It includes items such as foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. This standard does not change the display or components of present-day net income. Statement 130 is applicable to all entities that provide a full set of financial statements consisting of a statement of financial position, results of operations and cash flows. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Management of the Company expects that adoption of SFAS No. 130 in the first quarter of 1998 will not have a material impact on the Company's financial statement disclosures.

      In June 1997, the Accounting Standards Board issued SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise" which applies to all public business enterprises. This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires companies to disclose a measure of segment profit or loss, segment assets, and reconciliations to consolidated totals It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and reports revenues. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Management of the Company expects that adoption of SFAS No. 131 will not have a material impact on the Company's year-end 1998 financial statement disclosures.

      In February 1998, the Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements for pensions and postretirement benefits where practical. It also eliminates certain disclosures and requires additional information on changes in benefit obligations and fair values of plan assets. The Company will adopt SFAS 132 in its 1998 year-end financial statements. SFAS 132 is not expected to have a significant effect on the Company's pension and postretirement benefit plan disclosures.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's 1997 cash flows from operating activities totaled $30.8 million, net of changes in the components of working capital. Additional sources of cash during 1997 included long-term borrowings of $268.3 million and class A common stock offering proceeds totaling $50.8 million as further described below. The Company's expenditures for property and equipment, including construction in progress, totaled $38.6 million and $64.6 million in 1996 and 1997, respectively. Uses of cash during 1997 included repayment of $231.0 million of long-term borrowings and capital lease obligations, payment of deferred debt issuance costs, underwriting fees and commissions totaling $13.3 million, investment of $39.4 million in restricted cash, payment of undersea fiberoptic cable construction deposits totaling $9.1 million, and an increase in notes receivable of $698,000.

      Net receivables increased $5.3 million from December 31, 1996 to December 31, 1997 resulting from increased revenues in 1997 as compared to 1996 and an increase in refundable income taxes in 1997 of $3.7 million.

      The Company reported a working capital deficit of $22.8 million as of December 31, 1996. The Company's then existing credit facility matured within the following twelve-month period resulting in the outstanding balance as of December 31, 1996 being included in current maturities of long-term debt. Except for the classification of the Company's senior indebtedness as current, working capital at December 31, 1996 totaled $4.6 million. Working capital at December 31, 1997 totaled $5.0 million, a $0.4 million increase from working capital recomputed at December 31, 1996.

      GCI issued 7.0 million shares of its class A common stock on August 1, 1997 for $7.25 per share, before deducting underwriting discounts and commissions. Net proceeds totaled $47,959,100 that were used in part to capitalize GCI, Inc. Concurrently with the stock offering, GCI, Inc. issued $180.0 million of 9.75% senior notes due 2007 to the public. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174.6 million.

      Concurrently with the public offerings described above, GCI Holdings, Inc. ("Holdings", a newly created wholly-owned subsidiary of GCI, Inc.) entered into new $200,000,000 and $50,000,000 credit facilities effective August 1, 1997. The new facilities mature June 30, 2005 and bear interest at either Libor plus 0.75% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $64.7 million was drawn on the credit facilities as of December 31, 1997.

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

      Net proceeds from the public offerings and new credit facility were used to retire amounts owing under the Company's then existing credit agreements, fund $50 million in capital for use in constructing an undersea fiberoptic cable, and for working capital requirements.

      On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle (see notes 13 and 14 to the accompanying Notes to Consolidated Financial Statements). The Fiber Facility provides up to $75 million in construction financing and will bear interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $40.0 million to $60.0 million or less. $1.0 million was borrowed under the facility at closing. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended to a 12 year term loan at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest and principal installments based on the extended maturity.

      The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. The Fiber Facility also contains a guarantee that requires, among other terms and conditions, Alaska United complete the project by the completion date and pay any non-budgeted costs of the project.

      The Fiber Facility is collateralized by all of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United.

      The Company's expenditures for property and equipment, including construction in progress, totaled $65.5 million and $38.6 million during 1997 and 1996, respectively. The Company anticipates that its capital expenditures in 1998 may total as much as $225.0 million, including approximately $40.0 million for satellite transponders and approximately $125.0 million for new undersea fiber optic cable facilities which have been financed by the Alaska United Fiber System Partnership ("Alaska United"). Planned capital expenditures over the next five years include $50.0 million to $70.0 million to fund expansion of long distance facilities, between $120.0 million and $140.0 million to fund development, construction and operating costs of its local exchange and PCS networks and businesses; and between $55.0 million and $65.0 million to upgrade its cable television plant and to purchase equipment for new cable television services. Sources of funds for these planned capital expenditures include net proceeds of the public offerings described above, internally generated cash flows and borrowings under the Company's new credit facilities described above and borrowings on GCI Transport Co., Inc.'s new $75 million project financing described above. All such funds will be necessary to complete the Company's planned capital expenditures.

     The Alaska United project will provide a high capacity fiber optic link between Fairbanks, Anchorage, Valdez, and Juneau, Alaska, and the lower 48 states through Seattle, Washington. Its initial capacity will be more than five times the capacity of Alaska's current undersea fiber to the lower 48. After a preliminary route survey was completed and initial cost components determined, a detailed sea floor survey was commissioned. In November 1996, the Company paid $1 million to conduct the sub-sea mapping. On August 1, 1997 the Company issued a down payment to TSS to begin construction. Manufacturing of the cable and its electronics has been underway since that time. The cable is expected to be laid from August to October 1998. Testing will occur after that, and services are expected to commence in December 1998.

     Financing for Alaska United includes up to $75 million through bank financing obtained January 1, 1998 as previously described and $50 million from funds raised through the issuance of senior notes described above.

      The Company's ability to invest in discretionary capital and other projects will depend upon its future cash flows and access to borrowings under its credit facilities. Management anticipates that cash flow generated by the Company and borrowings under its credit facilities will be sufficient to meet its planned capital expenditures and working capital requirements

     Effective December 2, 1997, the Company purchased all of the outstanding shares of Astrolabe Group, Inc. Astrolabe was founded in 1995 as a technology management consulting firm helping Alaska based clients effectively plan, implement and operationally manage their network and information system investments. Astrolabe helps clients throughout Alaska manage their rural telecommunication networks, distributed information systems and distance delivery of health care educational services. Astrolabe has been an integral part of the Company's School Access project, providing the Internet software infrastructure central to the value of the Company's distance education product offerings. Following the acquisition, Astrolabe was merged into GCI Communication Corp. and operates as a distinct division named GCI Network Solutions. The $1.3 million purchase was accounted for using the purchase method. The purchase price consisted of a payment of $600,000 and the issuance of options to purchase 100,000 shares of General Communication, Inc.'s Class A common stock for $.01 per share.

      The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The amount payable upon expected delivery of the transponders during the third quarter of 1998 is not expected to exceed $41 million.

                                 ALASKA ECONOMY

     The Company offers telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on the Company. Oil revenues over the past several years have contributed in excess of 75% of the revenues from all segments of the Alaska economy and are expected to account for 77% in 1998.

     The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in 1988. Over the past several years, it has begun to decline. The two largest producers of oil in Alaska (the primary users of the TransAlaska Oil Pipeline System) continue to explore, develop and produce new oil fields and to enhance recovery from existing fields to offset the decline in production from the Prudhoe Bay field. Both companies have invested large sums of money in developing and implementing oil recovery techniques at the Prudhoe Bay field and other nearby fields. New oil field development is expected to result in an increase in oil production in 2000 and 2001. Oil production is projected to decline over the long term at approximately 6 percent per year.

     Effective March 1997, the State of Alaska passed new legislation relaxing state oil royalties with respect to marginal oil fields that the oil companies claim would not be economic to develop otherwise. No assurance can be given that these two oil companies or other oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with the reduced level of royalties. Should the oil companies not be successful in these discoveries or developments, the long term trend of continued decline in oil production from the Prudhoe Bay field area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services.

     Market prices for North Slope oil have declined to below $11 per barrel in March 1998, below the average price of approximately $18 per barrel used by the State of Alaska to budget its oil related revenues. The State of Alaska maintains surplus accounts that are intended to fund budgetary shortfalls and would be expected to fund all or a portion of the revenue shortfall. The Company is not able to predict the effect of declines in the price of North Slope oil on Alaska's economy or on the Company.

                                   SEASONALITY

      Long distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. The Company's local services revenues are not expected to exhibit significant seasonality. The Company's ability to implement construction projects is also reduced during the winter months because of cold temperatures, snow and short daylight hours.

                                 YEAR 2000 COSTS

      The "Year 2000" issue affects the Company's installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system failures.

      The Company has established a year 2000 task force to coordinate the identification, evaluation, and implementation of changes to financial and operating computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to insure that the systems and applications will recognize and process the year 2000 and beyond. Major areas of potential business impact have been identified and are being assessed, and initial conversion efforts are underway using both internal and external resources.

      The Year 2000 issue may also affect the systems and applications of the Company's customers and vendors. The Company is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are, or will be, Year 2000 compliant.

      The total cost of modifications and conversions is not known at this time. The Company's management estimates that the incremental cost of compliance over the cost of normal software upgrades and replacements and its effect on the Company's future results of operations totals approximately $3 million in each of 1998 and 1999, subject to further review as part of the detailed conversion planning. The cost of modifications and conversions is being expensed as incurred.

      If compliance is not achieved in a timely manner, the Year 2000 issue could have a material effect on the Company's operations. However, the Company is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. As a result, the Company's management does not believe its operations will be materially adversely affected.

      Funds for year 2000 costs are expected to be provided from the Company's operating activities and credit facilities. Management must balance the requirements for funding discretionary capital expenditures with required year 2000 efforts given its limited resources.

                             REGULATORY DEVELOPMENTS

      See Part I, Item 1, Recent Developments and Regulation, Franchise Authorizations and Tariffs for regulatory developments affecting the Company.

                                    INFLATION

      The Company does not believe that inflation has a significant effect on its operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk - through derivative financial instruments and other financial instruments, such as investments in marketable securities and long-term debt - is not material.

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company are filed under this Item, beginning on Page 49. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Omitted per General Instruction J(1)(a) and (b) of Form 10-K .

Item 11.  EXECUTIVE COMPENSATION.

          Omitted per General Instruction J(1)(a) and (b) of Form 10-K .

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Omitted per General Instruction J(1)(a) and (b) of Form 10-K .

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted per General Instruction J(1)(a) and (b) of Form 10-K .

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
GCI, Inc.:

    We have audited the accompanying consolidated balance sheets of GCI, Inc. and Subsidiaries and its predecessor General Communication, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GCI, Inc. and Subsidiaries and its predecessor General Communication, Inc. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                           /s/
                                                           KPMG PEAT MARWICK LLP

Anchorage, Alaska
March 4, 1998

                           GCI, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                               (Successor)   (Predecessor)
                   ASSETS                                           1997           1996
------------------------------------------------------         -----------     ----------
                                                                 (Amounts in thousands)
Current assets:
   Cash and cash equivalents                                     $  3,048          13,349
                                                                 --------        --------
   Receivables:
        Trade                                                      29,599          28,015
        Income tax receivable (note 7)                              4,752           1,026
        Other                                                         649             228
                                                                 --------        --------
                                                                   35,000          29,269
   Less allowance for doubtful receivables                          1,070             597
                                                                 --------        --------
        Net receivables                                            33,930          28,672
                                                                 --------        --------
   Prepaid and other current assets                                 2,520           2,236
   Deferred income taxes, net (note 7)                              1,675             835
   Inventories                                                      2,164           1,589
   Notes receivable (note 4)                                          897             421
                                                                 --------        --------
        Total current assets                                       44,234          47,102
                                                                 --------        --------
Restricted cash (note 13)                                          39,406               0
                                                                 --------        --------
Property and equipment, at cost (notes 6, 9, 10 and 11)
   Land and buildings                                                 981             692
   Telephony distribution systems                                 116,016          81,414
   Cable television distribution systems                           69,445          52,284
   Transportation equipment                                         2,643           1,064
   Support equipment                                               32,596          19,994
   Property and equipment under capital leases                      2,718           2,030
                                                                 --------        --------
                                                                  224,399         157,478
   Less amortization and accumulated depreciation                  58,406          41,497
                                                                 --------        --------
        Net property and equipment in service                     165,993         115,981
   Construction in progress                                        18,513          20,770
                                                                 --------        --------
        Net property and equipment                                184,506         136,751

Intangible assets, net of amortization (notes 2 and 5)            246,534         250,920
Transponder deposit (note 13)                                       9,100           9,100
Undersea fiber optic cable deposit (note 13)                        9,094               0
Deferred loan and Senior Notes costs, net of amortization           9,379             900
Notes receivable (note 4)                                           1,331           1,016
Other assets, at cost, net of amortization                          1,718           1,546
                                                                 --------        --------
        Total assets                                             $545,302         447,335
                                                                 --------        --------
                                                                 --------        --------

                See accompanying notes to consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Continued)

                                                                                (Successor)       (Predecessor)
      LIABILITIES AND STOCKHOLDERS' EQUITY                                          1997               1996
-------------------------------------------------------------------             ------------      ------------
                                                                                     (Amounts in thousands)
Current liabilities:
   Current maturities of long-term debt (note 6)                                  $   1,634            31,969
   Current maturities of obligations under capital leases
      (note 11)                                                                         198                71
   Accounts payable                                                                  25,107            23,677
   Accrued payroll and payroll related obligations                                    4,630             3,830
   Accrued liabilities                                                                6,019             4,173
   Accrued interest                                                                   7,649             2,708
   Subscriber deposits and deferred revenues                                          3,898             3,449
   Accrued income taxes (note 7)                                                        111                 0
                                                                                  ---------         ---------
      Total current liabilities                                                      49,246            69,877

   Long-term debt, excluding current maturities (note 6)                            248,450           191,273
   Obligations under capital leases, excluding
      current maturities (note 11)                                                      400                 0
   Obligations  under  capital  leases due to  related  parties,
      excluding current maturities (notes 10 and 11)                                    590               675
   Deferred income taxes, net (note 7)                                               38,904            33,720
   Other liabilities                                                                  3,273             2,236
                                                                                  ---------         ---------
      Total liabilities                                                             340,863           297,781
                                                                                  ---------         ---------
Stockholders' equity (notes 2, 3, 6, 7 and 8):
Common stock (no par):
   Class A. Authorized 10,000 shares; issued and outstanding
      100 shares at December 31, 1997                                               206,622                 0

   Class A. Authorized 100,000,000 shares; issued and
      outstanding 36,586,973 shares at December 31,
      1996                                                                                0           113,421


   Class B. Authorized 10,000,000 shares; issued and outstanding 4,074,028 shares at December 31, 1996; convertible on a share-per-share basis
      into Class A common stock                                                           0             3,432

   Less cost of 199,081 Class A common shares held in treasury
      at December 31, 1996                                                                0            (1,010)

Paid-in capital                                                                           0             4,229
Retained earnings (deficit)                                                          (2,183)           29,482
                                                                                  ---------         ---------
      Total stockholders' equity                                                    204,439           149,554
                                                                                  ---------         ---------
Commitments and contingencies (notes 11 and 13)
           Total liabilities and stockholders' equity                             $ 545,302           447,335
                                                                                  ---------         ---------
                                                                                  ---------         ---------

See accompanying notes to consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 1997, 1996 and 1995



                                                                (Successor)              (Predecessor)
                                                                    1997             1996               1995
                                                               -------------    -------------     ------------
                                                                      (Amounts in thousands except per share amounts)
Revenues (notes 9 and 10):
   Telecommunication services                                    $ 168,644           155,419          129,279
   Cable services                                                   55,165             9,475                0
                                                                 ---------         ---------        ---------
        Total revenues                                             223,809           164,894          129,279

Cost of sales and services                                         111,077            92,664           72,091
Selling, general and administrative expenses                        73,583            46,412           37,691
Depreciation and amortization                                       23,767             9,409            5,993
                                                                 ---------         ---------        ---------
        Operating income (note 9)                                   15,382            16,409           13,504

Interest expense, net (notes 3 and 6)                               17,617             3,719              903
                                                                 ---------         ---------        ---------
        Net  earnings  (loss)  before  income  taxes  and
           extraordinary item                                       (2,235)           12,690           12,601

Income tax expense (benefit) (notes 3 and 7)                          (573)            5,228            5,099
                                                                 ---------         ---------        ---------
        Net earnings (loss) before  extraordinary loss on
           early extinguishment of debt                             (1,662)            7,462            7,502

Loss on early  extinguishment  of debt, net of income tax
   benefit of $180 (note 6)                                            521                 0                0
                                                                 ---------         ---------        ---------
        Net earnings (loss)                                      $  (2,183)            7,462            7,502
                                                                 ---------         ---------        ---------
                                                                 ---------         ---------        ---------
Basic earnings (loss) per common share:
   Net earnings (loss) before extraordinary loss                 $ (16,620)             0.28             0.32
   Extraordinary loss                                               (5,210)             0.00             0.00
                                                                 ---------         ---------        ---------
        Net earnings (loss)                                      $ (21,830)             0.28             0.32
                                                                 ---------         ---------        ---------
                                                                 ---------         ---------        ---------
Diluted earnings (loss) per common share:
   Net earnings (loss) before extraordinary loss                 $ (16,620)             0.27             0.31
   Extraordinary loss                                               (5,210)             0.00             0.00
                                                                 ---------         ---------        ---------
        Net earnings (loss)                                      $ (21,830)             0.27             0.31
                                                                 ---------         ---------        ---------
                                                                 ---------         ---------        ---------

See accompanying notes to consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1997, 1996 and 1995

                                                                                               Class A
                                                  Shares of              Class A    Class B     Shares
                                              Common      Stock           Common     Common     Held in     Paid-in     Retained
(Amounts in thousands)                        Class A     Class B         Stock      Stock     Treasury     Capital     Earnings
                                             -----------------------------------------------------------------------------------
Predecessor  balances  at
  December 31, 1994                            19,617       4,179       $ 13,830      3,432        (328)      3,641       14,518

Net earnings                                     --          --             --         --          --          --          7,502
Class B shares converted to Class A                 3          (3)          --         --          --          --           --
Tax effect of excess stock
   compensation expense for tax
   purposes over amounts
   recognized for financial
   reporting purposes (note 7)                   --          --             --         --          --           397         --
Shares purchased and held in
   Treasury                                      --          --             --         --           (61)       --           --
Shares issued under stock option
   plan                                            40        --               82       --          --          --           --
Shares issued and issuable under
   officer stock option agreements                 20        --             --         --          --             3         --
                                             --------     -------      ---------    --------    ------     ---------    --------
Predecessor balances at December
   31, 1995                                    19,680       4,176         13,912      3,432        (389)      4,041       22,020
Net earnings                                     --          --             --         --          --          --          7,462
Class B shares converted to Class A               102        (102)          --         --          --          --           --

Tax effect of excess stock
   compensation expense for tax
   purposes over amounts
   recognized for financial
   reporting purposes (note 7)                   --          --             --         --          --           187         --

Shares issued to MCI (notes 2 and 8)            2,000        --           13,000       --          --          --           --

Shares issued pursuant to
   acquisitions,  net of costs
   totaling $432 (note 2)                      14,723        --           86,278       --          --          --           --

Shares purchased and held in
   Treasury                                      --          --             --         --          (621)       --           --
Shares issued under stock option
   plan                                            82        --              231       --          --          --           --
Shares issued and issuable under
   officer stock option agreements               --          --             --         --          --             1         --
                                             --------     -------      ---------    --------    ------     ---------    --------
Predecessor balances at December 31,
   1996                                        36,587       4,074        113,421      3,432      (1,010)      4,229       29,482
                                             --------     -------      ---------    --------    ------     ---------    --------
                                             --------     -------      ---------    --------    ------     ---------    --------
Successor  balances at December 31,
    1996                                           --          --         $   --         --          --          --
Shares issued to predecessor
    General Communication, Inc.                   100        --          206,622       --          --          --           --
Net loss                                         --          --             --         --          --          --         (2,183)
                                             --------     -------      ---------    --------    ------     ---------    --------
Successor  balances at December 31,
  1997                                            100        --         $206,622       --          --          --         (2,183)
                                             --------     -------      ---------    --------    ------     ---------    --------
                                             --------     -------      ---------    --------    ------     ---------    --------

See accompanying notes to consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995

                                                                 (Successor)          (Predecessor)
                                                                    1997           1996            1995
                                                                 -----------    -----------    -----------
                                                                           (Amounts in thousands)
 Cash flows from operating activities:
    Net earnings (loss)                                           $  (2,183)         7,462         7,502
    Adjustments to reconcile net earnings
    to net cash provided by operating activities:
        Depreciation and amortization                                23,191          9,346         5,763
        Amortization of deferred loan costs                             576             63           230
        Deferred income tax expense                                   4,410          2,252         1,017
        Deferred compensation and compensatory stock
          options                                                       477            507           433
        Disposals of property and equipment                              71             30           170
        Loss on early extinguishment of debt                            701              0             0
        Bad debt expense, net of write-offs                             473            (34)         (114)
        Other noncash income and expense items                         (125)           (42)          354
        Change in operating assets and liabilities (note 3)           3,202          2,724        (1,307)
                                                                  ---------       --------       -------
 Net cash provided by operating activities                           30,793         22,308        14,048
                                                                  ---------       --------       -------
 Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired (notes
        2 and 3)                                                       (547)       (72,818)            0
    Purchases of property and equipment                             (64,644)       (38,642)       (8,938)
    Restricted cash investments                                     (39,406)             0             0
    Purchases of other assets, including long-term
      deposits                                                       (1,292)       (10,959)         (510)
    Payment of undersea fiber optic cable deposits                   (9,094)             0             0
    Proceeds from the sale of investment security                         0              0           832
    Notes receivable issued                                            (698)          (515)         (251)
    Payments received on notes receivable                                32            288           184
                                                                  ---------       --------       -------
 Net cash used in investing activities                             (115,649)      (122,646)       (8,683)
                                                                  ---------       --------       -------
 Cash flows from financing activities:
    Long-term borrowings- senior notes                              180,000              0             0
    Long-term borrowings- bank debt and leases                       88,305        208,000             0
    Repayments of long-term borrowings and capital lease
        obligations                                                (231,021)        (5,039)       (2,824)
    Retirement of bank debt assumed                                       0       (105,200)            0
    Capital contribution from Predecessor                            47,027              0             0
    Proceeds from common stock issuance                                   0         13,231            82
    Purchase of treasury stock                                            0           (621)          (61)
    Payment of debt and stock issuance costs                         (9,756)          (701)         (194)
                                                                  ---------       --------       -------
 Net cash provided (used) by financing activities                    74,555        109,670        (2,997)
                                                                  ---------       --------       -------
Net increase (decrease) in cash and cash equivalents                (10,301)         9,332         2,368

Cash and cash equivalents at beginning of year                       13,349          4,017         1,649
                                                                  ---------       --------       -------
    Cash and cash equivalents at end of year                      $   3,048         13,349         4,017
                                                                  ---------       --------       -------
                                                                  ---------       --------       -------

 See accompanying notes to consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (l)   Organization and summary of Significant Accounting Principles

           Basis of Presentation

                  GCI, Inc. ("Successor") was incorporated in 1997 to effect the issuance of Senior Notes as further described in note 6. GCI, Inc., as a wholly owned subsidiary of General Communication, Inc. ("GCI" or "Predecessor"), received through its initial capitalization all ownership interests in subsidiaries previously held by GCI.

                 The accompanying financial statements for the year ended and as of December 31, 1997 include the operating activities and balances of GCI, Inc. and its subsidiaries and include the 1997 operating activities and remaining balances of its predecessor GCI. The accompanying financial statements as of December 31, 1996 include the balances of the Predecessor and for the periods ended December 31, 1996 and 1995 include the operating activities of the Predecessor as reported in previous filings with the Securities and Exchange Commission. The Predecessor's 1997, 1996 and 1995 operating activities and balances not conducted or owned through its subsidiaries were not material to GCI, Inc.

           (a)  Organization

           GCI, an Alaska corporation, was incorporated in 1979. GCI, Inc., an Alaska corporation, was incorporated in 1997 and is a wholly owned subsidiary of GCI. GCI Holding, Inc. ("Holdings") is a wholly owned subsidiary of GCI, Inc. and was incorporated in 1997. GCI Communication Corp. ("GCC"), an Alaska corporation, is a wholly owned subsidiary of Holdings and was incorporated in 1990. GCI Communication Services, Inc. ("Communication Services"), an Alaska corporation, is a wholly owned subsidiary of Holdings and was incorporated in 1992. GCI Leasing Co., Inc. ("Leasing Company"), an Alaska corporation, is a wholly owned subsidiary of Communication Services and was incorporated in 1992. GCI, GCI, Inc., Holdings and GCC are engaged in the transmission of interstate and intrastate private line and switched message long distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries. GCC also provides northbound services to certain common carriers terminating traffic in Alaska and sells and services dedicated communications systems and related equipment. Communication Services provides private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States. Leasing Company owns and leases capacity on an undersea fiber optic cable used in the transmission of interstate private line and switched message long distance services between Alaska and the remaining United States and foreign countries.

           Cable television services are provided through GCI Cable, Inc. and through its ownership in Prime Cable of Alaska L.P. ("Prime"), and through GCI Cable, Inc.'s wholly owned subsidiaries GCI Cable/Fairbanks, Inc., and GCI Cable/Juneau, Inc. (collectively "GCI Cable" or "Cable Companies"). GCI Cable, Inc. and its subsidiaries are Alaska corporations and were incorporated in 1996. GCI Cable, Inc. is a wholly owned subsidiary

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           of Holdings. Prime is a limited partnership organized under the laws of the State of Delaware whose partnership interests are wholly owned by GCI Cable, Inc.

           GCI Transport Co., Inc., Fiber Hold Co., Inc., GCI Fiber Co., Inc., and GCI Satellite Co., Inc., all Alaska corporations, were incorporated in 1997 to finance the acquisition of satellite transponders and to construct and deploy the fiber optic cable system further described in note 13. GCI Transport Co., Inc. is a wholly owned subsidiary of Holdings. Fiber Hold Co., Inc., GCI Fiber Co., Inc., and GCI Satellite Co., Inc. are wholly-owned subsidiaries of GCI Transport Co., Inc. Alaska United Fiber System Partnership ("Alaska United") was organized in 1997 to construct, own and operate the fiber optic cable system described above and in note 13. Alaska United is a partnership wholly owned by the Company through GCI Fiber Co., Inc. and Fiber Hold Co., Inc.

            (b)  Principles of Consolidation

           The consolidated financial statements include the accounts of GCI, Inc., its wholly-owned subsidiary Holdings, Holdings' wholly-owned subsidiaries GCC, Communication Services, GCI Cable, Communication Services' wholly-owned subsidiary Leasing Company, GCI Transport Co., Inc, GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Fiber Co., Inc. and Fiber Hold Co., Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Co., Inc.'s wholly owned partnership Alaska United (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (c)  Net Earnings (Loss) Per Common Share

           In February 1997 the Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings per Share" ("SFAS 128"). This new standard simplifies the earnings per share ("EPS") calculation and makes the U.S. standard for computing EPS more consistent with international accounting standards. The Company adopted SFAS 128 in 1997. EPS for prior years has been restated to comply with SFAS 128.

           Under SFAS 128, primary EPS was replaced with a more simple calculation called basic EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average common shares outstanding. Previously, primary EPS was based on the weighted average of both outstanding and issuable shares assuming all dilutive options had been exercised. Under SFAS 128, fully diluted EPS has not changed significantly, but has been renamed diluted EPS. Diluted EPS includes the effect of all potentially dilutive securities, such as options and convertible preferred stock.

           Shares used to calculate EPS consist of the following (amounts in thousands):

                                                         (Successor)    (Predecessor)
                                                             1997      1996       1995
                                                           -------   --------    --------
           Weighted average common shares outstanding         100      26,498      23,600

            Common equivalent shares outstanding                0         802         389
                                                           -------   --------    --------
                                                              100      27,300      23,989
                                                           -------   --------    --------
                                                           -------   --------    --------

           Basic and diluted earnings per share are computed using GCI's weighted average outstanding shares of common stock and common stock equivalents in 1996 and 1995. 1997 basic and diluted loss per share calculations are based on GCI, Inc.'s outstanding shares of common stock which are not publicly traded. The Successor has no outstanding common stock equivalents.

           (d)  Cash and Cash Equivalents

           Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash.

           (e)  Inventories

           Inventory of merchandise for resale and parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out method for parts and the specific identification method for equipment held for resale.

           Cable television inventories are carried at the lower of cost (weighted average unit cost) or market.

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (f)  Property and Equipment

           Telecommunications Property and Equipment

           Telecommunications property and equipment is stated at cost. Construction costs of transmission facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution systems and support equipment not placed in service on December 31, 1997; management intends to place this equipment in service during 1998 and 1999.

           The Company's investment in jointly owned earth station assets on Adak Island, Alaska is stated at cost and is depreciated on a straight-line basis over lives ranging from 10 to 12 years. Revenues derived from customers whose service transits the joint facilities are recognized based upon the level of service and supporting facilities that are provided by each owner.

           Depreciation and amortization is computed on a straight-line basis based upon the shorter of the lease term or the estimated useful lives of the assets ranging from 3 to 20 years for distribution systems and 5 to 10 years for support equipment. Amortization of equipment financed under capitalized leases is included in depreciation expense.

           Repairs and maintenance are charged to operations, and renewals and additions are capitalized. Gains or losses are recognized at the time of ordinary retirements, sales or other dispositions of property.

           Cable Television Property and Equipment

           Cable television property and equipment is stated at cost. Cable television equipment depreciation is computed by the straight-line method over the estimated useful lives of the assets. The composite method and a 10-year life are used for cable television distribution systems. Under the composite method, proceeds from the retirement of cable television distribution system assets are credited to the allowance for depreciation. Gains or losses on disposition of property, plant and equipment (other than cable television distribution systems) are credited or charged to income. Maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized.

           (g)  Intangible Assets

           Intangible assets are valued at unamortized cost. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances that might indicate diminished value. The assessment of the recoverability is based on whether the asset can be recovered through undiscounted future cash flows.

           Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods of 20 to 40 years. Goodwill and certificates

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           of operating rights arising from the 1996 acquisition of the Cable Companies are amortized using the straight line method over forty years.

           The cost of the Company's PCS license and related financing costs have been capitalized as an intangible asset. Once the associated assets are placed into service, the recorded cost of the license will begin being amortized over a 40-year period using the straight-line method.

           (h)  Deferred Loan and Senior Notes Costs

           Debt and Senior Notes issuance costs are deferred and amortized using the straight-line method, which approximates the interest method, over the term of the related debt and notes.

           (i)  Other Assets

           Other assets are recorded at cost and are amortized on a straight-line basis over periods of 8-10 years.

           (j)  Revenue from Services and Products

           Revenues generated from long distance telecommunication services are recognized when the services are provided. Revenues from the sale of equipment are recognized at the time the equipment is delivered or installed. Service revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contract.

           Cable television, local service and private line telecommunication revenues are generally billed in advance and are recognized as the associated service is provided.

           Other revenues are recognized when the service is provided.

           (k)  Research and Development and Advertising Expense

           The Company expenses advertising and research and development costs as incurred. Advertising expenses were approximately $2,897,000, $2,411,000 and $1,924,000 for 1997, 1996 and 1995, respectively.

           (l)  Interest Expense

           Interest costs incurred during the construction period of significant capital projects are capitalized. Interest capitalized by the Company totaled $1,886,000, $1,034,000, and $112,000 during the years ended
           December 31, 1997, 1996, and 1995.

           (m)  Income Taxes

           Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities be recognized for the future tax consequences attributable to differences

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent that the benefits are more likely to be realized than not. GCI, Inc. and its wholly owned subsidiaries file corporate income tax returns as part of the GCI consolidated group of companies.

           (n)  Stock Option Plan

           The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

            (o)  Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            (p)  Concentrations of Credit Risk

            Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, temporary investments, and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 1997, substantially all of the Company's cash and restricted cash balances were invested in short-term liquid money instruments. The Company's customers are located primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area, the concentration of credit risk with respect to the Company's receivables is minimized due to the large number of customers, individually small balances, short payment terms and required deposits.

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            (q) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

            The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

           (r)  Reclassifications

           Reclassifications have been made to the 1995 and 1996 financial statements to make them comparable with the 1997 presentation.

     (2)   Acquisitions

           Cable Television Systems

           Effective October 31, 1996, following shareholder and regulatory approvals, the Company completed the acquisition of seven Alaska cable television companies ("Cable Systems"). Under the terms of the transactions, accounted for using the purchase method, the final purchase price was $280.1 million, which was the aggregate value for all the Cable Systems and included certain transaction and financing costs. The purchase price included issuance of 14.7 million shares of GCI's class A common stock and cash, debt assumption and issuance of subordinated notes. Financing for the transactions resulted from borrowings under a new $205 million bank credit facility and from additional capital provided from the sale of two million shares of GCI's Class A common stock to MCI Telecommunications Corporation for $6.50 per share.

           Acquisition costs totaling $304.4 million were allocated to tangible and identifiable intangible assets and liabilities based upon fair market values. Approximately $206.5 million was allocated to the certificate of operating rights and approximately $42.4 was allocated to goodwill.

           Various tax attributes of Prime gave rise to a deferred tax liability (see note 7) of $24.4 million recorded by the Company as a result of the acquisition.

           During January 1997, holders of the GCI subordinated notes exercised a conversion option which allowed them to exchange their notes for GCI Class A common shares at a predetermined conversion price of $6.50 per share. As a result, the note holders received a total of 1,538,457 shares of GCI Class A common stock.

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           The final closing required approval of the Alaska Public Utilities Commission (APUC), which was granted on September 23, 1996. The APUC approval included several conditions placed on the transfer, such as continuing the existing conditions requiring provision of public access channels and requiring the cable operations to file annual income and operating statements.

            Astrolabe Group, Inc.

            Effective December 2, 1997, the Company purchased all of the outstanding shares of Astrolabe Group, Inc. The $1,324,000 purchase was accounted for using the purchase method. The purchase price consisted of a payment of $600,000 and the issuance of options to purchase 100,000 shares of GCI's Class A common stock for $.01 per share.

     (3)   Consolidated Statements of Cash Flows Supplemental Disclosures

           Changes in operating assets and liabilities consist of (amounts in thousands):

                                                                        (Successor)          (Predecessor)
                        Year ended December 31,                           1997           1996            1995
                                                                        -----------    -----------    ------------
                   (Increase) in trade receivables                       $ (1,119)         (4,604)         (4,701)
                   (Increase) in income tax receivable                     (3,726)         (1,026)              0
                   (Increase) in other receivables                           (421)           (134)            (32)
                   (Increase) in prepaid and other current assets            (274)           (467)           (222)
                   (Increase) decrease in inventories                        (575)            412            (317)
                   Increase in accounts payable                             1,192           5,517           5,020
                   Increase in accrued liabilities                          1,846             914             423
                   Increase (decrease) in accrued payroll and
                       payroll related obligations                            800           1,723          (1,928)
                   Increase (decrease) in accrued income taxes                111            (547)            330
                   Increase in accrued interest                             4,941           2,188              31
                   Increase (decrease) in subscriber deposits
                       and deferred revenues                                  449              (4)            220
                   Increase (decrease) in components of other
                       liabilities                                            (22)         (1,248)           (131)
                                                                        -----------    -----------    ------------
                                                                        $   3,202           2,724          (1,307)
                                                                        -----------    -----------    ------------
                                                                        -----------    -----------    ------------

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           Acquisitions of businesses, net of cash acquired consists of (amounts in thousands):

                                                                                       (Successor)       (Predecessor)
                        Year ended December 31,                                            1997              1996
                                                                                       --------------     -------------
                   Fair value of assets acquired, net of liabilities assumed           $      1,259           304,441
                   Bank debt and net working capital deficit assumed                              0          (110,538)
                   Common stock issued to sellers                                                 0           (86,710)
                   Convertible, subordinated debt issued to sellers                               0           (10,000)
                   Net deferred income tax liability                                              0           (24,375)
                   Deferred credit                                                             (712)                0
                                                                                       --------------     -------------

                        Net cash used to acquire businesses                            $        547            72,818
                                                                                       --------------     -------------
                                                                                       --------------     -------------


           The holders of $10 million of convertible subordinated notes exercised their conversion rights in January 1997 resulting in the exchange of such notes for 1,538,457 shares of GCI's Class A common stock.

           Net income tax refunds received totaled $1,546,000 during 1997 and income taxes paid totaled $4,361,000 and $3,752,000 during 1996 and 1995, respectively.

           Interest paid totaled approximately $17,732,000, $2,657,000 and $1,227,000 during 1997, 1996 and 1995, respectively.

           GCI recorded $65,000, $187,000 and $397,000 in 1997, 1996 and 1995,
           respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (4)   Notes Receivable

           Notes receivable consist of the following (amounts in thousands):

                                                                              (Successor)  (Predecessor)
                                                                                      December 31,
                                                                               -------------------------
                                                                                   1997         1996
                                                                               -----------  ------------
           Note receivable from officer bearing interest at the rate paid by the Company on its senior indebtedness, secured by GCI
               Class A common stock, due on the 90th day after
               termination of employment or July 30, 1998, whichever is
               earlier                                                          $    500          500

           Note receivable from officer bearing interest at 10%, secured by Company stock; payable in equal annual installments of
               $36,513 through August 26, 2004                                       224          224

           Notes receivable from officers and others bearing interest at
               7% to 10%, unsecured and secured by Company common stock,
               shares of other common stock and equipment; due on demand
               and through August 26, 2004. (1)                                    1,155          493

           Interest receivable                                                       349          220
                                                                               -----------  ------------
           Total notes receivable                                                  2,228        1,437

           Less current portion, including current interest
               receivable                                                           (897)        (421)
                                                                               -----------  ------------

           Long-term portion, including long-term interest
               receivable                                                       $  1,331        1,016
                                                                               -----------  ------------
                                                                               -----------  ------------

           ---------------------------

           (1) The Company has no current plans to call the notes due on demand during 1998.

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (5)  Intangible Assets

           Intangible assets consist of the following (amounts in thousands):

                                                                    (Successor)            (Predecessor)
                                                                                December 31,
                                                                    ------------------------------------
                                                                        1997                  1996
                                                                    -------------        ---------------
                      Certificates of operating rights               $  206,492               206,492
                      Goodwill                                           45,922                44,347
                      PCS license and related costs                       2,051                 1,913
                      Other intangibles                                     260                   121
                                                                    -------------        ---------------
                                                                        254,725               252,873
                      Less amortization                                   8,191                 1,953
                                                                    -------------        ---------------

                      Intangible assets, net                         $  246,534               250,920
                                                                    -------------        ---------------
                                                                    -------------        ---------------


     (6)   Long-term Debt

           Long-term debt consists of the following (amounts in thousands):


                                                                    (Successor)            (Predecessor)
                                                                                December 31,
                                                                    ------------------------------------
                                                                        1997                  1996
                                                                    -------------        ---------------
                 Senior notes (a)                                  $    180,000                      0
                 Senior GCI Holdings loan (b)                            64,700                      0
                 Senior GCI Cable loan (c)                                    0                175,900
                 Credit Agreement (d)                                         0                 30,100
                 Convertible, subordinated notes (e)                          0                 10,000
                 Undersea Fiber and Equipment Loan Agreement(f)           5,384                  6,886
                 Financing Obligation (g)                                     0                    356
                                                                  ---------------         --------------
                                                                        250,084                223,242

                 Less current maturities                                  1,634                 31,969
                                                                  ---------------         --------------

                 Long-term debt, excluding current maturities     $      248,450                191,273
                                                                  ---------------         --------------
                                                                  ---------------         --------------



           (a)      On August 1, 1997 GCI, Inc. issued $180,000,000 of 9.75%
                    senior notes due 2007 ("Senior Notes"). The Senior Notes were issued at face value. Net proceeds to GCI, Inc. after deducting underwriting discounts and commissions totaled $174,600,000. Issuance costs will be amortized to interest expense over the term of the Senior Notes.

                    The Senior Notes are not redeemable prior to August 1, 2002. After August 1, 2002 the Senior Notes are redeemable at the option of GCI, Inc. under certain conditions and at stated redemption prices. The Senior Notes include limitations on additional

                                                                     (Continued)

                                   GCI, INC. AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements

                    indebtedness and prohibit payment of dividends, payments for the purchase, redemption, acquisition or retirement of GCI, Inc.'s stock, payments for early retirement of debt subordinate to the note, liens on property, and asset sales. GCI, Inc. was in compliance with all covenants during the period commencing August 1, 1997 (date of the notes) through December 31, 1997.

                    Net proceeds from the stock (see note 8) and Senior Note offerings and initial draws on the new Senior Holdings Loan (see note 6(b)) facilities were used to repay borrowings outstanding under the Company's then existing credit facilities and to provide initial funding for construction of the Alaska United undersea fiber optic cable (see note
                    13). The Company expects to borrow funds under its new credit facilities in the future to fund capital expenditures and for other general corporate purposes.

           (b) The Company, through Holdings, entered into new $200,000,000 and $50,000,000 credit facilities ("Senior Holdings Loan") effective August 1, 1997 that mature on June 30, 2005 and bear interest at either Libor plus 0.75% to 2.25%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.125%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Borrowings under the Senior Holdings Loan facilities totaled $64,700,000 at December 31, 1997. The Company is required to pay a commitment fee equal to 0.375% per annum on the unused portion of the commitment. Commitment fee expense on the Senior Holdings Loan totaled $240,000 in 1997.

                                                                     (Continued)

                                   GCI, INC. AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                    While Holdings may elect at any time to reduce amounts due and available under the Senior Loan facilities, a mandatory prepayment is required each quarter, beginning September 30, 2000 as follows:

                                                   Percentage of Reduction of
                     Date of Payment                 Outstanding Facilities
               ----------------------------     ---------------------------------
                     September 30, 2000                        3.750%
                     December 31, 2000                         3.750%

                     March 31, 2001                            3.750%
                     June 30, 2001                             3.750%
                     September 30, 2001                        3.750%
                     December 31, 2001                         3.750%

                     March 31, 2002                            5.000%
                     June 30, 2002                             5.000%
                     September 30, 2002                        5.000%
                     December 31, 2002                         5.000%

                     March 31, 2003                            5.000%
                     June 30, 2003                             5.000%
                     September 30, 2003                        5.000%
                     December 31, 2003                         5.000%

                     March 31, 2004                            5.625%
                     June 30, 2004                             5.625%
                     September 30, 2004                        5.625%
                     December 31, 2004                         5.625%

                     September 30, 2005                        7.500%
                     December 31, 2005                         7.500% and all remaining
                                                               outstanding balances

                    The Senior Holdings Loan facilities contain, among others, covenants requiring maintenance of specific levels of operating cash flow to indebtedness and to interest expense. The Senior Holdings Loan facilities include limitations on acquisitions and additional indebtedness, and prohibit any direct or indirect distribution, dividend, redemption or other payment to any person on account of any general or limited partnership interest in, or shares of capital stock or other securities of Holdings or any of its subsidiaries. Holdings was in compliance with all Senior Holdings Loan facilities covenants during the period commencing August 1, 1997 (date of the loans) through December 31, 1997.

                    Essentially all of Holdings' assets as well as a pledge of Holdings' stock by GCI, Inc. collateralize the Senior Holdings Loan facilities.

                    $3.4 million of the Senior Holdings Loan facilities have been used to provide a letter of credit to secure payment of certain access charges associated with the Company's provision of telecommunications services within the State of Alaska.

                                                                     (Continued)
                                      -67-

                                GCI, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                 In connection with the funding of the Senior Holdings Loan facilities, Holdings paid bank fees and other expenses of approximately $2,916,000, which will be amortized to interest expense over the life of the agreement.

           (c) GCI Cable entered into a credit facility totaling $205 million ("Senior GCI Cable Loan") effective October 31, 1996, associated with the acquisition of the cable companies as described in note 2. In August 1997 the Senior GCI Cable Loan was repaid using proceeds from the Senior Notes (see note 6(a)) and the Senior Holdings Loan (see note 6(b)).

                 In connection with the funding of the loan agreement, GCI Cable Inc. paid bank fees and other expenses of approximately $764,000 in 1996. The unamortized portion of these bank fees and other expenses (net of an income tax benefit of $180,000) was recognized as an extraordinary loss on the early extinguishment of debt in 1997.

           (d) The Company entered into a $62,500,000 interim telephony credit facility with its senior lender during April 1996. In August 1997, the Credit Agreement was repaid using proceeds from the Senior Notes (see note 6(a)) and the Senior GCI Holdings Loan (see note 6(b)).

           (e) The Company issued convertible subordinated notes totaling $10,000,000 in connection with the cable acquisitions described in note 2. During January 1997, the holders of the subordinated notes exercised a conversion option which allowed them to exchange their notes for GCI Class A common shares at a predetermined conversion price of $6.50 per share. As a result, the former note holders received 1,538,457 shares of GCI Class A common stock.

           (f) On December 31, 1992, Leasing Company entered into a $12,000,000 loan agreement, of which approximately $9,000,000 of the proceeds were used to acquire capacity on the undersea fiber optic cable linking Seward, Alaska and Pacific City, Oregon. Concurrently, Leasing Company leased the capacity under a ten year all events, take or pay, contract with MCI, who subleased the capacity back to the Company. The lease and sublease agreements provide for equivalent terms of 10 years and identical monthly payments of $200,000. The proceeds of the lease agreement with MCI were pledged as primary security for the financing. The loan agreement provides for monthly payments of $170,000 including principal and interest through the earlier of January 1, 2003, or until repaid. The loan agreement provides for interest at the prime rate plus one-quarter percent. Additional collateral includes substantially all of the assets of Leasing Company including the fiber capacity and a security interest in all of its outstanding stock. MCI has a second position security interest in the assets of Leasing Company.

           (g) As consideration for MCI's role in enabling Leasing Company to finance and acquire the undersea fiber optic cable capacity described at note 6(d) above, Leasing Company agreed to pay MCI $2,040,000 in sixty monthly payments of $34,000. For

                                                                     (Continued)

                                   GCI, INC. AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements


                    financial statement reporting purposes, the obligation was recorded at its remaining present value, using a discount rate of 10% per annum. The agreement was secured by a second position security interest in the assets of Leasing Company. The obligation was fully paid at December 31, 1997.

           As of December 31, 1997 maturities of long-term debt were as follows
             (amounts in thousands):

                    Year ending December 31,
                        1998                                   $       1,634
                        1999                                           1,782
                        2000                                           1,945
                        2001                                              23
                        2002                                               0
                        2003 and thereafter                          244,700
                                                                  -----------
                                                               $     250,084
                                                                  -----------
                                                                  -----------

      (7)  Income Taxes

           Total income tax expense (benefit) were allocated as follows:

                                                                           (Successor)      (Predecessor)
                                                                                        Years ended
                                                                                        December 31,
                                                                           -----------------------------------
                                                                               1997        1996        1995
                                                                           ----------- ----------- -----------
                                                                                  (Amounts in thousands)
                     Earnings (loss) from continuing operations             $   (573)       5,228       5,099

                     Extraordinary item                                         (180)           0           0

                     Stockholders' equity, for stock option
                         compensation expense for tax purposes in
                         excess of amounts recognized for financial
                         reporting purposes                                      (65)        (187)       (397)
                                                                             --------       ------     -------

                                                                             $  (818)       5,041       4,702
                                                                             --------       ------     -------
                                                                             --------       ------     -------

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Income tax expense consists of the following:

                                                                           (Successor)      (Predecessor)
                                                                                       Years ended
                                                                                       December 31,
                                                                           -----------------------------------
                                                                               1997        1996        1995
                                                                           ----------- ----------- -----------
                                                                                  (Amounts in thousands)
                     Current tax expense:
                         Federal taxes                                      $  (4,267)       2,292     3,077
                         State taxes                                             (830)         684     1,005
                                                                           ----------- ----------- -----------
                                                                               (5,097)       2,976     4,082
                                                                           ----------- ----------- -----------

                     Deferred tax expense:
                         Federal taxes                                          3,734        1,734       780
                         State taxes                                              610          518       237
                                                                           ----------- ----------- -----------
                                                                                4,344        2,252     1,017
                                                                           ----------- ----------- -----------

                                                                           $     (753)       5,228     5,099
                                                                           ----------- ----------- -----------
                                                                           ----------- ----------- -----------

           Total income tax expense differed from the "expected" income tax expense determined by applying the statutory federal income tax rate of 34% as follows:

                                                                           (Successor)      (Predecessor)
                                                                                       Years ended
                                                                                       December 31,
                                                                           -----------------------------------
                                                                              1997        1996         1995
                                                                           ----------- ----------- -----------
                                                                                  (Amounts in thousands)
                     "Expected" statutory tax expense                      $     (997)       4,314     4,284
                     State income taxes, net of federal benefit                  (181)         793       820
                     Income tax effect of goodwill amortization,
                        nondeductible expenditures and other items, net           107           55        41
                     Change in valuation allowance                                  0         (225)     (200)
                     Other                                                        318          291       154
                                                                           -----------  ----------- -----------

                                                                           $     (753)       5,228     5,099
                                                                           -----------  ----------- -----------
                                                                           -----------  ----------- -----------

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                                                                (Successor)   (Predecessor)
                                                                                      December 31,
                                                                              ------------------------------
                                                                                   1997           1996
                                                                              --------------- --------------
                                                                                   (Amounts in thousands)
                     Net current deferred tax assets:
                        Accounts receivable, principally due to allowance
                           for doubtful accounts                               $         430             98
                        Compensated absences, accrued for financial
                           reporting purposes                                            566            380
                        Workers compensation and self insurance health
                           reserves, principally due to accrual for
                           financial reporting purposes                                  266            243
                        Other                                                            413            114
                                                                              --------------- --------------
                           Total gross current deferred tax assets                     1,675            835
                           Less valuation allowance                                        0              0
                                                                              --------------- --------------
                           Net current deferred tax assets                    $        1,675            835
                                                                              --------------- --------------
                                                                              --------------- --------------
                      Net long-term deferred tax assets:
                        Net operating loss carryforwards                      $       15,378         15,378
                        Alternative minimum tax credits                                  751              0
                        Deferred compensation expense for financial
                           reporting purposes in excess of amounts
                           recognized for tax purposes                                   966            617
                        Employee stock option compensation expense for
                           financial reporting purposes in excess of
                           amounts recognized for tax purposes                           198            198
                        Sweepstakes award in excess of amounts recognized
                           for tax purposes                                              206            211
                        Other                                                             75            197
                                                                              --------------- --------------
                           Total long-term deferred tax assets                        17,574         16,601
                                                                              --------------- --------------
                     Net long-term deferred tax liabilities:
                        Plant and equipment, principally due to
                           differences in depreciation                                51,643         50,163
                        Amortizable assets                                             3,898              0
                        Other                                                            937            158
                                                                              --------------- --------------
                           Total gross long-term deferred tax liabilities             56,478         50,321
                                                                              --------------- --------------
                        Net combined long-term deferred tax liabilities       $       38,904         33,720
                                                                              --------------- --------------
                                                                              --------------- --------------


           In conjunction with the acquisition of the Cable Companies in 1996 the Company incurred a net deferred income tax liability of $24,375,000.

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           Tax benefits associated with recorded deferred tax assets, net of valuation allowances, are considered to be more likely than not realizable through taxable income earned in carryback years, future reversals of existing taxable temporary differences, and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

           At December 31, 1997, the Company has acquired tax net operating loss carryforwards of approximately $37,616,000 that will begin expiring in 2004 if not utilized. The Company's utilization of these carryforwards is subject to certain limitations pursuant to section 382 of the Internal Revenue Code.

     (8)   Stockholders' Equity

           Common Stock

           GCI, Inc. was incorporated in 1997 and in its initial capitalization issued to GCI 100 shares of its no par Class A common stock. GCI, Inc. received all ownership interests in subsidiaries previously held by GCI and proceeds from GCI's August 1, 1997 common stock offering. GCI recorded $206,622,000 associated with its initial capitalization. All of GCI, Inc.'s issued and outstanding Class A common stock is owned by GCI.

           GCI's Class A common stock and Class B common stock are identical in all respects, except that each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share. In addition, each share of Class B common stock outstanding is convertible, at the option of the holder, into one share of Class A common stock.

           After the transaction described in note 2, MCI owns a total of 8,251,509 shares of GCI's Class A and 1,275,791 shares of GCI's Class B common stock which represented approximately 18 and 31 percent and 23 and 31 percent of the issued and outstanding shares of the respective class at December 31, 1997 and 1996, respectively.

           After the transaction described in note 2, the owners of the cable television properties acquired in 1996 owned a total of 14,723,077 shares of GCI's Class A common stock representing approximately 40 percent of the issued and outstanding Class A common shares at December 31, 1996.

           As described in note 2, the holders of subordinated notes exercised a conversion option in January 1997. As a result the noteholders received 1,538,457 shares of GCI's Class A common stock.

           GCI issued 7,000,000 shares of its Class A common stock on August 1, 1997 for $7.25 per share, before deducting underwriting discounts and commissions. Net proceeds totaled $47,959,000. Other costs associated with the stock issuance totaled $1,233,000.
                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           Stock Option Plan

           In December 1986, GCI adopted a Stock Option Plan (the "Option Plan") in order to provide a special incentive to GCI and affiliated company officers, non-employee directors, and employees by offering them an opportunity to acquire an equity interest in GCI. The Option Plan, as amended in 1998, provides for the grant of options for a maximum of 5,700,000 shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. The Option Plan is administered by the Option Committee of GCI's Board of Directors.

           The Option Plan provides that all options granted under the Option Plan must expire not later than ten years after the date of grant. If at the time an option is granted the exercise price is less than the market value of the underlying common stock, the "in the money" amount at the time of grant is expensed ratably over the vesting period of the option. Options granted pursuant to the Option Plan are only exercisable if at the time of exercise the option holder is an employee or non-employee director of the Company.

           Information for the years 1995, 1996 and 1997 with respect to the GCI
             Plan follows:

                                                                                      Weighted
                                                                                       Average
                                                                                      Exercise             Range of
                                                                   Shares               Price          Exercise Prices
                                                                ---------------      -------------     ------------------
                Outstanding at December 31, 1994                      1,729,699         $2.88          $0.75-$4.00

                    Granted                                             610,000         $4.00          $4.00
                    Exercised                                           (40,000)        $2.06          $1.87-$2.25
                    Forfeited                                           (11,500)        $4.00          $4.00
                                                                ---------------

                Outstanding at December 31, 1995                      2,288,199         $3.19          $0.75-$4.00

                    Granted                                             321,000         $5.79          $3.75-$6.50
                    Exercised                                           (82,291)        $2.80          $0.75-$4.00
                    Forfeited                                           (79,785)        $3.11          $0.75-$4.50
                                                                ---------------

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                                      Weighted
                                                                                       Average
                                                                                      Exercise             Range of
                                                                   Shares               Price          Exercise Prices
                                                                ---------------      -------------     ------------------

                Outstanding at December 31, 1996                      2,447,123         $3.54          $0.75-$6.50

                    Granted                                           1,051,000         $6.36          $0.01-$7.63
                    Exercised                                           (57,285)        $3.37          $0.75-$4.00
                    Forfeited                                           (65,938)        $4.82          $0.75-$6.50
                                                                ---------------

                Outstanding at December 31, 1997                      3,374,900         $4.39          $0.01-$7.63
                                                                ---------------
                                                                ---------------

                Available for grant at December 31, 1997              1,623,276
                                                                ---------------
                                                                ---------------

           The options expire at various dates through December 2007. At December 31, 1997, 1996 and 1995, the weighted-average remaining contractual lives of options outstanding were 6.82, 6.73 and 7.15 years, respectively.

           At December 31, 1997, 1996 and 1995, the number of options exercisable was 1,664,015, 1,275,903 and 986,999, respectively, and the weighted-average exercise price of those options was $3.15, $2.85 and $2.56, respectively.

           The per share weighted-average fair value of stock options granted during 1997 was $6.71 for compensatory options and $6.50 for non-compensatory options; for 1996, $6.94 per share for compensatory options and $4.40 for non-compensatory options; for 1995, the per share weighted-average fair value of non-compensatory stock options granted was $3.87. The amounts were determined as of the options' grant dates using a qualified Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - risk-free interest rate of 5.46%, volatility of 1.8558 and an expected life of 5.5 years; 1996 - risk-free interest rate of 5.48%, volatility of 1.8558 and an expected life of 5.7 years; 1995 - risk-free interest rate of 5.49%, volatility of 1.8558 and an expected life of 5.9 years.

           Had compensation cost for the Company's 1995, 1996 and 1997 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per common share would approximate the pro forma amounts below (in thousands except per share data):

                                                                             As Reported       Pro Forma
                                                                           ---------------   --------------
                        1995: (Predecessor)
                        Net earnings                                       $       7,502           7,484
                        Basic net earnings per common share                $        0.32            0.32
                        Diluted net earnings per common share              $        0.31            0.31

                        1996: (Predecessor)
                        Net earnings                                       $       7,462           7,212
                        Basic net earnings per common share                $        0.28            0.27
                        Diluted net earnings per common share              $        0.27            0.26

                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                             As Reported       Pro Forma
                                                                           ---------------   --------------
                        1997: (Successor)
                        Net loss                                            $    (2,183)         (3,387)
                        Basic net loss per common share                     $   (21,830)        (33,870)
                        Diluted net loss per common share                   $   (21,830)        (33,870)

           Pro forma net income (loss) reflects options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above since compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

           Stock Options Not Pursuant to a Plan

           In June 1989, an officer was granted options to acquire 100,000 shares of GCI Class A common shares at $.75 per share. The options vested in equal annual increments over a five-year period and expire February 1999.

           The Company entered into an incentive agreement in June 1989 with an officer providing for the acquisition of 85,190 remaining shares of GCI Class A common stock for $.001 per share exercisable through June 1997. The shares under the incentive agreement vested in equal annual increments over a three-year period and were exercised in June 1997.

           Class A Common Shares Held in Treasury

           GCI acquired 105,111 shares of its Class A common stock in 1989 for approximately $328,000 to fund a deferred bonus agreement with an officer of the Company. The agreement provides that the balance is payable after the later of termination of employment or six months after the effective date of the agreement. In September 1995, July 1996 and March 1997, GCI acquired a total of 97,657 additional shares of Class A common stock for approximately $711,000 to fund additional deferred compensation agreements for two of its officers.

           Employee Stock Purchase Plan

           In December 1986, the Company adopted an Employee Stock Purchase Plan (the "Plan") qualified under Section 401 of the Internal Revenue Code of 1986 (the "Code"). The Plan provides for acquisition of GCI's Class A and Class B common stock at market value. The Plan permits each employee of the Company and affiliated companies who has completed one year of service to elect to participate in the Plan. Eligible employees may elect to reduce their compensation in any even dollar amount up to 10 percent of such compensation up to a maximum of $9,500 in 1997; they may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

           The Company may match employee salary reductions and after tax contributions in any amount, elected by the Company each year, but not more than 10 percent of any one employee's compensation will be matched in any year. The combination of salary
                                                                     (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           reductions, after tax contributions and employer matching contributions cannot exceed 25 percent of any employee's compensation (determined after salary reduction) for any year. The employer's contributions vest over six years. Prior to July 1, 1995 employee and employer contributions were invested in GCI common stock and employee contributions received up to 100% matching, as determined by the Company each year, in GCI common stock. Beginning July 1, 1995 employee contributions may be invested in GCI common stock, MCI common stock, Tele-Communications, Inc. common stock or various mutual funds. Such employee contributions invested in GCI common stock receive up to 100% matching, as determined by the Company each year, in GCI common stock. Employee contributions invested in other than GCI common stock receive up to 50% matching, as determined by the Company each year, in GCI common stock. The Company's matching contributions allocated to participant accounts totaled approximately $1,800,000, $1,013,000 and $864,000 for the years ended December 31,
           1997, 1996, and 1995, respectively. The Plan may, at its discretion, purchase shares of common stock from the Company at market value or may purchase GCI common stock on the open market. In 1998 the Company expects to fund employer matching contributions through the issuance of new shares of common stock rather than market purchases.

     (9)   Industry Segments Data

            The Company is engaged in the provision or sale of services and products in three principal industries: (1) long-distance telecommunication services ("long-distance services"), (2) cable television services, and, on a pre-operating basis until September 1997, (3) local telecommunication services ("local services").

                                                                               (Successor)       (Predecessor)
                                                                           --------------------------------------
                                                                                        December 31,
                                                                           --------------------------------------
                                                                               1997         1996         1995
                                                                           ------------- ----------- ------------
                                                                                   (Amounts in thousands)
                Net sales
                     Long-distance services                                $     168,034     155,419    129,279
                     Cable television services                                    55,165       9,475          0
                     Local services                                                  610           0          0
                                                                           ------------- ----------- ------------
                        Total net sales                                    $     223,809     164,894    129,279
                                                                           ------------- ----------- ------------
                                                                           ------------- ----------- ------------

                Operating income
                     Long-distance services                                $       9,281      15,083     13,504
                     Cable television services                                    10,423       2,196          0
                     Local services                                               (4,322)       (870)         0
                                                                           ------------- ----------- ------------
                        Total operating income                             $      15,382      16,409     13,504
                                                                           ------------- ----------- ------------
                                                                           ------------- ----------- ------------

                Identifiable assets

                     Long-distance services                                $     198,091     133,780     81,377
                     Cable television services                                    71,073      62,039          0
                     Local services                                               20,224           0          0
                                                                           ------------- ----------- ------------
                        Total identifiable assets                          $     289,388     195,819     81,377
                                                                           ------------- ----------- ------------
                                                                           ------------- ----------- ------------


                                                                    (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                                            (Successor)       (Predecessor)
                                                                           --------------------------------------
                                                                                        December 31,
                                                                           --------------------------------------
                                                                               1997         1996         1995
                                                                           ------------- ----------- ------------
                                                                                   (Amounts in thousands)
                Capital expenditures
                     Long-distance services                                $      30,088      37,793      8,938
                     Cable television services                                    18,226         849          0
                     Local services                                               16,330           0          0
                                                                           ------------- ----------- ------------
                        Total capital expenditures                         $      64,644      38,642      8,938
                                                                           ------------- ----------- ------------
                                                                           ------------- ----------- ------------

                Depreciation and amortization expense

                     Long-distance services                                $       9,922       7,189      5,993
                     Cable television services                                    13,320       2,220          0
                     Local services                                                  525           0          0
                                                                           ------------- ----------- ------------
                        Total depreciation and amortization expense
                                                                           $      23,767       9,409      5,993
                                                                           ------------- ----------- ------------
                                                                           ------------- ----------- ------------

           Intersegment sales approximate market and are not significant. Identifiable assets are assets associated with a specific industry segment. Revenues derived from leasing operations are allocated to the message and data transmission services segment. Long-distance services include equipment sales and service that were previously reported as a separate segment.

           The Company provides message telephone service to MCI (see note 10) and Sprint, major customers. The Company earned revenues pursuant to a contract with Sprint totaling approximately $24,357,000, $18,781,000 and $14,885,000 for the years ended December 31, 1997,
           1996 and 1995 respectively. As a percentage of total revenues, Sprint revenues totaled 10.9%, 11.4% and 11.5% for the years ended December 31, 1997, 1996 and 1995 respectively.

     (10)  Related Party Transactions

           Pursuant to the terms of a contract with MCI, a major shareholder of GCI (see note 8), the Company earned revenues of approximately $34,315,000, $29,208,000 and $23,939,000 for the years ended December
           31, 1997, 1996 and 1995, respectively. As a percentage of total revenues, MCI revenues totaled 15.3%, 17.7% and 18.5% for the years ended December 31, 1997, 1996 and 1995 respectively. Net amounts receivable from MCI totaled $3,933,000 and $2,028,000 at December 31, 1997 and 1996, respectively. The Company paid MCI for distribution of its traffic in the lower 49 states amounts totaling approximately $14,319,000, $12,224,000 and $12,556,000 for the years ended December
           31, 1997, 1996 and 1995, respectively.

           The Company entered into a long-term capital lease agreement in 1991 with the wife of the Company's president for property occupied by the Company. The lease is guaranteed by the Company. The lease term is 15 years with monthly payments increasing in $800 increments at each two-year anniversary of the lease. Monthly lease costs will increase to $17,600 effective October 1999. If the owner sells the premises prior to the end of the tenth year of the lease, the owner will rebate to the Company one-half of the net sales price

                                                                    (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           received in excess of $900,000. If the property is not sold prior to the tenth year of the lease, the owner will pay the Company the greater of one-half of the appreciated value of the property over $900,000, or $500,000. The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.

           The Cable Company is a party to a Management Agreement with Prime II Management, L.P. ("PMLP"). Certain of the Prime sellers are affiliated with PMLP. The Management Agreement expires on October 31, 2005, however, it can be terminated earlier upon loss of a license to operate the systems, sale of the systems, breach of contract, or upon exercise of an option to terminate the Management Agreement by PMLP or GCI Cable any time after October 31, 1998. Under the terms of the Management Agreement, PMLP manages the operations of the acquired cable television systems for fees of $1,000,000 in the first year, $750,000 in the second year, and $500,000 thereafter (unless the agreement is terminated as outlined above) and reimbursement for certain expenses. The fees and reimbursed expenses are payable on a monthly basis. In connection with the agreement, the Cable Company incurred approximately $1,040,000 and $197,000 in management fees and reimbursable expenses for the period ended December 31, 1997 and 1996, respectively.

     (11)  Leases

           The Company leases business offices, has entered into site lease agreements and uses certain equipment and satellite transponder capacity pursuant to operating lease arrangements. Rental costs under such arrangements amounted to approximately $11,574,000, $7,364,000 and $4,353,000 for the years ended December 31, 1997, 1996 and 1995, respectively.
                                                                    (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           A summary of future minimum lease payments for all leases as of December 31, 1997 follows:

                 Year ending December 31:                                        Operating        Capital
                 ------------------------                                     --------------- ---------------
                                                                                   (Amounts in thousands)

                           1998                                                 $    8,541          354
                           1999                                                      5,839          357
                           2000                                                      5,524          352
                           2001                                                      3,913          337
                           2002                                                      2,409          240
                           2003 and thereafter                                      11,105          866
                                                                              --------------- ---------------
                           Total minimum lease payments                         $   37,331        2,506
                                                                              ---------------
                                                                              ---------------
                           Less amount representing interest                                     (1,318)
                     Less current maturities of obligations under
                        capital leases                                                             (198)
                                                                                              ---------------
                     Subtotal - long-term obligations under capital
                        leases                                                                      990
                     Less long-term obligations under capital leases
                        due to related parties, excluding current
                        maturities                                                                 (590)
                                                                                              ---------------
                     Long-term obligations under capital leases,
                        excluding current maturities                                            $   400
                                                                                              ---------------
                                                                                              ---------------

           The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

           It is expected that in the normal course of business, except for satellite transponder capacity, leases that expire will be renewed or replaced by leases on other properties.

     (12)  Disclosure about Fair Value of Financial Instruments

           Statement of Financial Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at December 31, 1997 and 1996 for the Company's financial assets and liabilities approximate their fair values.

     (13)  Commitments and Contingencies

           Deferred Compensation Plan

           During 1995, the Company adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other

                                                                    (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           deferrals of compensation. The Company may, at its discretion, contribute matching deferrals equal to the rate of matching selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of the Company with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $58,000, $167,000 and $90,000 as of December 31, 1997, 1996 and 1995, respectively.

           Satellite Transponders

           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The balance payable upon expected delivery of the transponders during the third quarter of 1998 in addition to the $9.1 million deposit previously paid is not expected to exceed $41 million.

           Self-Insurance

           The Company is self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $500,000 was recorded at December 31, 1997 to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While management uses what it believes is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

           Litigation

           The Company is involved in various lawsuits and legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position, results of operations and liquidity of the Company.

                                                                    (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           Cable Service Rate Reregulation

           Beginning in April 1993, the Federal Communications Commission ("FCC") adopted regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 ("The Cable Act of 1992"). Included are rules governing rates charged by cable operators for the basic service tier, the installation, lease and maintenance of equipment (such as converter boxes and remote control units) used by subscribers to receive this tier and for cable programming services other than programming offered on a per-channel or per-program basis (the "regulated services"). Generally, the regulations require affected cable systems to charge rates for regulated services that have been reduced to prescribed benchmark levels, or alternatively, to support rates using costs-of-service methodology.

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

           In order for the State of Alaska to exercise rate regulation authority over the Company's basic service rates, 25% of a systems' subscribers must request such regulation by filing a petition with the APUC. At December 31, 1997, the State of Alaska has rate regulation authority over the Juneau system's basic service rates. (The Juneau system serves 9% of the Company's total basic service subscribers at December 31, 1997.) Juneau's current rates have been approved by the APUC and there are no other pending filings with the APUC, therefore, there is no refund liability for basic service at this time.

           Complaints by subscribers relating to cable programming service rates were filed with, and accepted by, the FCC for certain franchise areas, however, filings made in response to those complaints related to the period prior to July 15, 1994 were approved by the FCC. Therefore, the potential liability for cable programming service refunds would be limited to the period subsequent to July 15, 1994 for these areas. Management of the Company believes that it has complied in all material respects with the provisions of the FCC rules and regulations and that the Company is, therefore, not liable for any refunds. Accordingly, no provision has been made in the financial statements for any potential refunds. The FCC rules and regulations are, however, subject to judgmental interpretations, and the impact of potential rate changes or refunds ordered by the FCC could cause the Company to make refunds and/or to be in default of certain debt covenants.

           In February 1996, a telecommunications bill was signed into federal law that impacts the cable industry. Most notably, the bill allows cable system operators to provide telephony services, allows telephone companies to offer video services, and provides for deregulation of cable programming service rates by 1999. Management of the Company believes the bill will not have a significant adverse impact on the financial position or results of operations of the Company.
                                                                    (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           Undersea Fiber Optic Cable Contract Commitment

           The Company signed a contract in July 1997 for construction of the undersea portion of a $125 million fiber optic cable system connecting the cities of Anchorage, Juneau, and Seattle via a subsea route. Subsea and terrestrial connections will extend the fiber optic cable to Fairbanks via Whittier and Valdez. Construction efforts will begin during the late summer of 1998 with commercial services expected to commence in December 1998. Pursuant to the contract, the Company paid $9.1 million in 1997 and will pay the remaining balance in installments through December 1998 based on completion of certain key milestones. Approximately $39.4 million of proceeds from the public offerings (see note 8), net of the $9.1 million paid in 1997, were contributed to Alaska United. The use of such proceeds is restricted to funding the construction and deployment of the fiber optic cable system and is reported as Restricted Cash in the accompanying Consolidated Financial Statements. The Company has secured up to $75 million in bank financing to fund the remaining cost of construction and deployment (see note 14).

     (14)  Subsequent Event

           On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle as further described in note 13. The Fiber Facility provides up to $75 million in construction financing and will bear interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $40,000,000-60,000,000 or less. $1,018,750 was borrowed under the facility at closing. Alaska United is required to pay a commitment fee equal to 0.375% per annum on the unused portion of the commitment. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended to a 12 year term loan at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest and principal installments based on the extended maturity.

           The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. The Fiber Facility also a contains a guarantee that requires, among other terms and conditions, Alaska United complete the project by the completion date and pay any non-budgeted costs of the project.

           The Fiber Facility is collateralized by all of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United.
                                                                    (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (15)  Supplementary Financial Data

           The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1996.

           (Amounts in thousands, except per share amounts)

                                                                           (Successor)
                                                First         Second          Third           Fourth         Total
               1997                            Quarter        Quarter         Quarter         Quarter         Year
               ----                            -------        -------         -------         -------       --------
               Total revenues                  $52,881        56,186          57,956           56,786        223,809
               Net earnings (loss)             $  (525)         (832)           (928)             102         (2,183)
               Basic earnings (loss) per
                common share:
                 Net earnings (loss)
                   before extraordinary
                   item                        $(5,250)       (8,320)         (4,950)           1,900        (16,620)
                 Extraordinary loss            $     0             0          (4,330)            (880)        (5,210)
                 Net earnings (loss)           $(5,250)       (8,320)         (9,280)           1,020        (21,830)

               Diluted earnings (loss)
                per common share:
                 Net earnings (loss)
                   before extraordinary
                   item                        $(5,250)       (8,320)         (4,950)           1,900        (16,620)
                 Extraordinary loss            $     0             0          (4,330)            (880)        (5,210)
                 Net earnings (loss)           $(5,250)       (8,320)         (9,280)           1,020        (21,830)



                                                                           (Predecessor)
                                                First         Second          Third           Fourth         Total
               1996                            Quarter        Quarter         Quarter         Quarter         Year
               ----                            -------        -------         -------         -------       --------
               Total revenues                  $37,969        39,199          38,664           49,062        164,894
               Net earnings                    $ 2,137         2,150           2,140            1,035          7,462
               Basic earnings per share        $  0.09          0.09            0.09             0.03           0.28
               Diluted earnings per share      $  0.09          0.09            0.09             0.03           0.27

                                                                    (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (16) Supplemental Financial Information
           (Amounts in thousands)

                                                                                  (Successor)
                                                                                      1997
                                                             -------------------------------------------------------
                                                                Long-
                                                               Distance        Cable         Local       Combined
                                                             ------------- ------------- ------------ -------------
               Revenues:
                  Telecommunication revenues                $    168,034              0          610     168,644
                  Cable revenues                                       0         55,165            0      55,165
                                                             ------------- ------------- ------------- ------------
                    Total revenues                               168,034         55,165          610     223,809
                                                             ------------- ------------- ------------- ------------
               Cost of sales and services:
                  Distribution costs and costs of
                    services                                      98,200              0          267      98,467
                  Programming and copyright costs                      0         12,610            0      12,610
                                                             ------------- ------------- ------------- ------------
                    Total cost of sales and services              98,200         12,610          267     111,077
                                                             ------------- ------------- ------------- ------------
                    Contribution                                  69,834         42,555          343     112,732
                                                             ------------- ------------- ------------- ------------
               Selling, general and administrative
                  expenses:
                  Telephony operating and engineering             11,006              0          530      11,536
                  Cable television, including
                      management fees of $1,040                        0         18,427            0      18,427
                  Sales and communications                        14,508              0          264      14,772
                  General and administrative                      22,477              0        3,346      25,823
                  Bad debts                                        2,640            385            0       3,025
               Depreciation and amortization                       9,922         13,320          525      23,767
                                                             ------------- ------------- ------------- -------------

                    Operating income (loss)                 $      9,281         10,423       (4,322)     15,382
                                                             ------------- ------------- ------------- -------------
                                                             ------------- ------------- ------------- -------------

                                                                    (Continued)

                           GCI, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                            (Predecessor)                                             1996                              1995
                                                             ------------------------------------------------------- ------------

                                                             Long-Distance   Cable        Local        Combined      Long-Distance
                                                             -------------- ----------- ------------- -------------- -------------
               Revenues:
                  Telecommunication revenues                $    155,419             0            0      155,419        129,279
                  Cable revenues                                       0         9,475            0        9,475              0
                                                             ------------- ------------ ------------- -------------- ------------
                    Total revenues                               155,419         9,475            0      164,894        129,279
                                                             ------------- ------------ ------------- -------------- ------------
               Cost of sales and services:
                  Distribution costs and costs of
                    services                                      90,597             0            0       90,597         72,091
                  Programming and copyright costs                      0         2,067            0        2,067              0
                                                             ------------- ------------ ------------- -------------- ------------
                    Total cost of sales and services              90,597         2,067            0       92,664         72,091
                                                             ------------- ------------ ------------- -------------- ------------
                    Contribution                                  64,822         7,408            0       72,230         57,188
               Selling, general and administrative
                  expenses:
                  Telephony operating and engineering              9,095             0           92        9,187          9,182
                  Cable television, including
                      management fees of $197                          0         2,992            0        2,992              0
                  Sales and communications                        13,013             0           28       13,041          9,865
                  General and administrative                      17,349             0          316       17,665         15,645
                  Legal and regulatory                             1,357             0          434        1,791          1,540
                  Bad debts                                        1,718             0            0        1,736          1,459
               Depreciation and amortization                       7,189         2,220            0        9,409          5,993
                                                             ------------- ------------ ------------- -------------- ------------

                    Operating income (loss)                 $     15,083         2,196         (870)      16,409         13,504
                                                             ------------- ------------ ------------- -------------- ------------
                                                             ------------- ------------ ------------- -------------- ------------

                                     PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(l)  Consolidated Financial Statements                                          Page No.
                                                                                         --------
           Included in Part II of this Report:

                  Independent Auditor's Report.............................................49

                  Consolidated Balance Sheets, December 31, 1997 and 1996..................50 -- 51

                  Consolidated Statements of Operations,
                     Years ended December 31, 1997, 1996 and 1995..........................52

                  Consolidated Statements of Stockholders' Equity,
                     Years ended December 31, 1997, 1996 and 1995..........................53

                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 1997, 1996 and 1995..........................54

                  Notes to Consolidated Financial Statements...............................55 -- 85

      (a)(2)  Consolidated Financial Statement Schedules

           Included in Part IV of this Report:

                  Independent Auditors' Report ............................................93

                  Schedule VIII - Valuation and Qualifying Accounts,
                     Years ended December 31, 1997, 1996 and 1995..........................94

      Other schedules are omitted as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

      (b)  Exhibits

           Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):


        Exhibit
         No.        Description
     -----------    ------------
            3.1     Articles of Incorporation of the Issuer (18)
            3.2     Bylaws of the Issuer (18)
            4.1     1997 Amendment No. 1 to Voting Agreement dated October 31,
                    1996, among Prime II Management L.P., as agent for the
                    Voting Prime Sellers, MCI Telecommunications Corporation,
                    Ronald A. Duncan, Robert M. Walp and TCI GCI, Inc. *
           10.1     Registration Rights Agreement, dated as of January 18, 1991, between General Communication, Inc. and WestMarc
                    Communications, Inc (2)
           10.2     Employee stock option agreements issued to individuals
                    Spradling, O'Hara, Strid, Behnke, Lewkowski and Snyder (3)
           10.3     Registration Rights Agreement, dated October 31, 1996,
                    between General Communication, Inc. and the Prime Sellers
                    (12)
           10.4     Registration Rights Agreement, dated October 31, 1996,
                    between General Communication, Inc., and Alaskan Cable
                    Network/Fairbanks, Inc. ("ACNFI"), Alaskan Cable
                    Network/Juneau, Inc. ("ACNJI"), Alaskan Cable Network/
                    Ketchikan-Sitka, Inc. ("ACNKSI") and Jack Kent Cooke, Inc.
                    (12)
           10.5     Registration Rights Agreement, dated October 31, 1996,
                    between General Communication, Inc., and the owners of
                    Alaska Cablevision, Inc. ("ACI") (12)
           10.6     Lease agreement between GCI Communication Services, Inc. and
                    National Bank of Alaska Leasing Corporation dated January
                    15, 1992 (4)
           10.7     Westin Building Lease (5)
           10.8     Duncan and Hughes Deferred Bonus Agreements (6)
           10.9     Compensation Agreement between General Communication, Inc.
                    and William C. Behnke dated January 1, 1997 (19)
           10.10    Order approving Application for a Certificate of Public
                    Convenience and Necessity to operate as a Telecommunications
                    (Intrastate Interexchange Carrier) Public Utility within
                    Alaska (3)
           10.11    1986 Stock Option Plan, as amended (21)
           10.12    Loan agreement between National Bank of Alaska and GCI Leasing Co.,
                    Inc. dated December 31, 1992 (4)
           10.13    Pledge and Security Agreement between National Bank of Alaska and GCI
                    Communication Services, Inc. dated December 31, 1992 (4)
           10.14    Lease Agreement between MCI Telecommunications Corporation and GCI Leasing Co., Inc. dated December 31, 1992 (4)
           10.15    Sublease Agreement between MCI Telecommunications
                    Corporation and General Communication, Inc. dated December
                    31, 1992 (4)
           10.16    Financial Assistance Agreement between MCI
                    Telecommunications Corporation and GCI Leasing Co., Inc.
                    dated December 31, 1992 (4)
           10.17    Letter of intent between MCI Telecommunications Corporation and General Communication, Inc. dated December 31, 1992 (7)



            10.18   MCI Carrier Agreement between MCI Telecommunications
                    Corporation and General Communication, Inc. dated January 1,
                    1993 (8)
            10.19   Contract for Alaska Access Services Agreement between MCI
                    Telecommunications Corporation and General Communication,
                    Inc. dated January 1, 1993 (8)
            10.20   Promissory Note Agreement between General Communication,
                    Inc. and Ronald A. Duncan, dated August 13, 1993 (9)
            10.21   Deferred Compensation Agreement between General
                    Communication, Inc. and Ronald A. Duncan, dated August 13,
                    1993 (9)
            10.22   Pledge Agreement between General Communication, Inc. and
                    Ronald A. Duncan, dated August 13, 1993 (9)
            10.23   Revised Qualified Employee Stock Purchase Plan of General
                    Communication, Inc. (10)
            10.24   Summary Plan Description pertaining to the Revised Qualified
                    Employee Stock Purchase Plan of General Communication, Inc.
                    (10)
            10.25   The GCI Special Non-Qualified Deferred Compensation Plan
                    (11)
            10.26   Transponder Purchase Agreement for Galaxy X between Hughes
                    Communications Galaxy, Inc. and GCI Communication Corp. (11)
            10.27   Equipment Purchase Agreement between GCI Communication
                    Corporation and Scientific-Atlanta, Inc. (11) 10.28
                    Management Agreement, between Prime II Management, L.P., and
                    GCI Cable, Inc., dated October 31, 1996 (12)
            10.29   Third Amended and Restated Credit Agreement, dated as of
                    October 31, 1996, between GCI Communication Corp., and
                    NationsBank of Texas, N.A. (13)
            10.30   Loan Agreement among GCI Cable, Inc., as Borrower and
                    Toronto-Dominion (Texas), Inc., et al., as of October 31,
                    1996 (13)
            10.31   Licenses (5)
                     10.31.1    214 Authorization
                     10.31.2    International Resale Authorization
                     10.31.3    Digital Electronic Message Service Authorization
                     10.31.4    Fairbanks Earth Station License
                     10.31.5    Fairbanks (Esro) Construction Permit for P-T-P
                                Microwave Service
                     10.31.6    Fairbanks (Polaris) Construction Permit for
                                P-T-P Microwave Service
                     10.31.7    Anchorage Earth Station Construction Permit
                     10.31.8    License for Eagle River P-T-P Microwave Service
                     10.31.9    License for Juneau Earth Station
                     10.31.10   Issaquah Earth Station Construction Permit
            10.32   ATU Interconnection Agreement between GCI Communication
                    Corp. and Municipality of Anchorage, executed January 15,
                    1997 (18)
            10.33   First Amendment to Third Amended and Restated Credit
                    Agreement entered into among GCI Communication Corp.,
                    NationsBank of Texas, N.A., Toronto Dominion (Texas), Inc.,
                    Credit Lyonnais New York Branch, and National Bank of Alaska
                    (15)
            10.34   Second Amendment to Third Amended and Restated Credit
                    Agreement entered into among GCI Communication Corp.,
                    NationsBank of Texas, N.A., Toronto Dominion (Texas), Inc.,
                    Credit Lyonnais New York Branch, and National Bank of Alaska
                    (20)
            10.35   Securities Purchase and Sale Agreement, dated May 2, 1996, among General Communication, Inc., and the Prime Sellers
                    (12)
            10.36   Agreement and Plan of Merger of ACI with and into GCI Cable,
                    Inc., dated October 31, 1996 (12)



            10.37   Certificate of Merger Merging ACI into GCI Cable, Inc.
                    (filed in Delaware on October 31, 1996) (12)
            10.38   Articles of Merger between GCI Cable Inc., and ACI (filed in
                    Delaware on October 31, 1996) (12)
            10.39   Agreement and Plan of Merger of PCFI with and into GCI
                    Cable, Inc., dated October 31, 1996 (12)
            10.40   Certificate of Merger Merging PCFI into GCI Cable, Inc.,
                    (filed in Delaware on October 31, 1996) (12)
            10.41   Articles of Merger between GCI Cable, Inc., and PCFI (for
                    filing in Alaska) (12)
            10.42   Asset Purchase Agreement, dated April 15, 1996, among
                    General Communication, Inc., ACNFI, ACNJI and ACNKSI (12)
            10.43   Asset Purchase Agreement, dated May 10, 1996, among General
                    Communication, Inc., and Alaska Cablevision, Inc. (12)
            10.44   Asset Purchase Agreement, dated May 10, 1996, among General
                    Communication, Inc., and McCaw/Rock Homer Cable System, J.V.
                    (12)
            10.45   Asset Purchase Agreement, dated May 10, 1996, between
                    General Communication, Inc., and McCaw/Rock Seward Cable
                    System, J.V. (12)
            10.46   Amendment No. 1 to Securities Purchase and Sale Agreement,
                    dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (13)
            10.47   First Amendment to Asset Purchase Agreement, dated October
                    30, 1996, among General Communication, Inc., ACNFI, ACNJI
                    and ACNKSI (13)
            10.48   Amendment to Revised Qualified Employee Stock Purchase Plan
                    of General Communication, Inc. (18)
            10.49   Form of Agreement Waiving Right to Exercise Stock Options
                    (18)
            10.50   Order Approving Arbitrated Interconnection Agreement as
                    Resolved and Modified by Order U-96-89(8)
                    dated January 14, 1997 (18)
            10.51   First Amendment to Loan Agreement among GCI Cable, Inc., as
                    Borrower, and Toronto-Dominion (Texas), Inc., et al., as of
                    October 31, 1996 (20)
            10.52   Amendment to the MCI Carrier Agreement executed April 20,
                    1994 (18)
            10.53   Amendment No. 1 to MCI Carrier Agreement executed July 26,
                    1994 (16)
            10.54   MCI Carrier Addendum--MCI 800 DAL Service effective February
                    1, 1994 (16)
            10.55   Third Amendment to MCI Carrier Agreement dated as of October
                    1, 1994 (16)
            10.56   Fourth Amendment to MCI Carrier Agreement dated as of
                    September 25, 1995 (16)
            10.57   Fifth Amendment to the MCI Carrier Agreement executed April
                    19, 1996 (18)
            10.58   Sixth Amendment to MCI Carrier Agreement dated as of March
                    1, 1996 (16)
            10.59   Seventh Amendment to MCI Carrier Agreement dated November
                    27, 1996 (20)
            10.60   First Amendment to Contract for Alaska Access Services
                    between General Communication, Inc. and MCI
                    Telecommunications Corporation dated April 1, 1996 (20)
            10.61   Letter of Intent between General Communication, Inc. and MCI
                    Telecorp dated August 6, 1993 (19)
            10.62   Service Mark License Agreement between MCI Communications
                    Corporation and General Communication, Inc. dated April 13,
                    1994 (19)
            10.63   Radio Station Authorization (Personal Communications Service
                    License), Issue Date June 23, 1995 (19)
            10.64   Framework Agreement between National Bank of Alaska (NBA)
                    and General Communication, Inc. dated October 31, 1995 (17)
            10.65   1997 Call-Off Contract between National Bank of Alaska (NBA)
                    and General Communication, Inc. (GCI) dated November 1, 1996
                    (20)



            10.66   Contract No. 92MR067A Telecommunications Services between BP
                    Exploration (Alaska), Inc. and GCI Network Systems dated
                    April 1, 1992 (20)
            10.67   Amendment No. 03 to BP Exploration (Alaska) Inc. Contract
                    No. 92MRO67A effective August 1, 1996 (20)
            10.68   Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (3)
            10.69   Certificate of Public Convenience and Necessity No. 436 for
                    Telecommunications Service (Relay Services) (19)
            10.70   Order Approving Transfer Upon Closing, Subject to
                    Conditions, and Requiring Filings dated September 23, 1996
                    (19)
            10.71   Order Granting Extension of Time and Clarifying Order dated
                    October 21, 1996 (19)
            10.72   Contract for Alaska Access Services among General
                    Communication, Inc. and GCI Communication Corp., and Sprint
                    Communications Company L.P. dated June 1, 1993 (20)
            10.73   First Amendment to Contract for Alaska Access Services
                    between General Communication, Inc. and Sprint
                    Communications Company L.P. dated as of August 7, 1996 (20)
            10.74   Employment and Deferred Compensation Agreement between
                    General Communication, Inc. and John M. Lowber dated July
                    1992 (19)
            10.75   Deferred Compensation Agreement between GCI Communication
                    Corp. and Dana L. Tindall dated August 15, 1994 (19)
            10.76   Transponder Lease Agreement between General Communication
                    Incorporated and Hughes Communications Satellite Services,
                    Inc., executed August 8, 1989 (9)
            10.77   Addendum to Galaxy X Transponder Purchase Agreement between
                    GCI Communication Corp. and Hughes Communications Galaxy,
                    Inc. dated August 24, 1995 (19)
            10.78   Order Approving Application, Subject to Conditions;
                    Requiring Filing; and Approving Proposed Tariff on an
                    Inception Basis, dated February 4, 1997 (19)
            10.79   Resale Solutions Switched Services Agreement between Sprint
                    Communications Company L.P. and GCI Communications, Inc.
                    dated May 31, 1996 (20)
            10.80   Commitment Letter from Credit Lyonnais New York Branch,
                    NationsBank of Texas, N.A. and TD Securities (USA) Inc. for
                    Fiber Facility dated as of July 3, 1997 (19)
            10.81   Commitment Letter from NationsBank for Credit Facility dated
                    July 2, 1997 (19)
            10.82   Supply Contract Between Submarine Systems International Ltd.
                    And GCI Communication Corp. dated as of July 11, 1997. *
            10.83   Supply Contract Between Tyco Submarine Systems Ltd. And
                    Alaska United Fiber System Partnership Contract Variation
                    No. 1 dated as of December 1, 1997. *
            10.84   $200,000,000 Amended and Restated Credit Agreement between
                    GCI Holdings, Inc. and NationsBank of Texas, N.A., as
                    administrative agent, Credit Lyonnais New York Branch, as
                    documentation agent, and TD Securities (USA), Inc. as
                    syndication agent, dated as of November 14, 1997. *
            10.85   $50,000,000 Amended and Restated Credit Agreement between
                    GCI Holdings, Inc. and NationsBank of Texas, N.A., as
                    administrative agent, Credit Lyonnais New York Branch, as
                    documentation agent, and TD Securities (USA), Inc. as
                    syndication agent, dated as of November 14, 1997. *
            21.1    Subsidiaries of the Registrant *
            27.1    Financial data schedule *
            27.2    Restated Financial Data Schedule December 31, 1996. *
            27.3    Restated Financial Data Schedule December 31, 1995. *
            99.1    Additional Exhibits
                    99.1    The Articles of Incorporation of GCI Communication
                            Corp. (2)
                    99.2    The By-laws of GCI Communication Corp. (2)



            99.3    The Articles of Incorporation of GCI Communication Services,
                    Inc. (4)
            99.4    The By-laws of GCI Communication Services, Inc. (4)
            99.5    The Articles of Incorporation of GCI Leasing Co., Inc. (4)
            99.6    The By-laws of GCI Leasing Co., Inc. (4)
            99.7    The By-laws of GCI Cable, Inc. (14)
            99.8    The Articles of Incorporation of GCI Cable, Inc. (14)
            99.9    The By-laws of GCI Cable / Fairbanks, Inc. (14)
            99.10   The Articles of Incorporation of GCI Cable / Fairbanks, Inc.
                    (14)
            99.11   The By-laws of GCI Cable / Juneau, Inc. (14)
            99.12   The Articles of Incorporation of GCI Cable / Juneau, Inc.
                    (14)
            99.13   The By-laws of GCI Cable Holdings, Inc. (14)
            99.14   The Articles of Incorporation of GCI Cable Holdings, Inc.
                    (14)
            99.15   The By-laws of GCI Holdings, Inc. (19)
            99.16   The Articles of Incorporation of GCI Holdings, Inc. (19)
            99.17   The By-laws of GCI Transport, Inc. *
            99.18   The Articles of Incorporation of GCI Transport, Inc. *
            99.19   The By-laws of Fiber Hold Co., Inc. *
            99.20   The Articles of Incorporation of Fiber Hold Co., Inc. *
            99.21   The By-laws of GCI Fiber Co., Inc. *
            99.22   The Articles of Incorporation of GCI Fiber Co., Inc. *
            99.23   The By-laws of GCI Satellite Co., Inc. *
            99.24   The Articles of Incorporation of GCI Satellite Co., Inc. *
            99.25   The Partnership Agreement of Alaska United Fiber System *

      -------------------------
      *    Filed herewith.

     1 Incorporated by reference to GCI's Quarterly Report on Form 10-Q for the period ended March 31, 1994
     2 Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1990
     3 Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1991
     4 Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1992
     5 Incorporated by reference to GCI's Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
     6 Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1989.
     7 Incorporated by reference to GCI's Current Report on Form 8-K dated January 13, 1993.
     8 Incorporated by reference to GCI's Current Report on Form 8-K dated June 4, 1993.
     9 Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1993.
    10 Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1994.
    11 Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1995.
    12 Incorporated by reference to GCI's Form S-4 Registration Statement dated October 4, 1996.
    13 Incorporated by reference to GCI's Current Report on Form 8-K dated November 13, 1996.
    14 Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1996.
    15 Incorporated by reference to GCI's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
    16 Incorporated by reference to GCI's Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
    17 Incorporated by reference to GCI's Amendment to Annual Report dated December 31, 1995 on Form 10-K/A as amended on August 6, 1996.

    18 Incorporated herein by reference to the Company's Form S-1 Registration Statement (File No. 333-29189) dated May 29, 1997.
    19 Incorporated herein by reference to the Company's Amendment No. 1 to Form S-1/A Registration Statement (File No. 333-29189) dated July 8, 1997.
    20 Incorporated herein by reference to the Company's Amendment No. 2 to Form S-1/A Registration Statement (File No. 333-29189) dated July 21, 1997.
    21 Incorporated herein by reference to the Company's Amendment No. 3 to Form S-1/A Registration Statement (File No. 333-29189) dated July 22, 1997.
    22 Incorporated herein by reference to GCI's Form S-8 POS Registration Statement (File No. 33-60222) dated February 20, 1998.

    (c)    Reports on Form 8-K

            None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
GCI, Inc.:

    Under date of March 4, 1998, we reported on the consolidated balance sheets of GCI, Inc. and Subsidiaries and its predecessor General Communication, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the Company's 1997 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the consolidated financial statements, which is listed in the index in Item 14(a)(2) of the Company's 1997 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

    In our opinion this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                       /s/
                                       KPMG PEAT MARWICK LLP



Anchorage, Alaska
March 4, 1998

                                  Schedule VIII

                           GCI, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995


                                                                    Additions         Deductions
                                                             --------------------     ----------
                                                Balance at    Charged                 Write-offs      Balance
                                                 beginning   to profit                  net of        at end
        Description                               of year    and loss       Other     recoveries      of year
------------------------------                  ----------   ---------    ---------   ----------     ---------
                                                                    (Amounts in thousands)
Year ended December 31, 1997:
 Allowance for doubtful receivables                 $  597     3,025          --           2,552       1,070
                                                    ------    ------       -----          ------       ------
                                                    ------    ------       -----          ------       ------
Year ended December 31, 1996:
 Allowance for doubtful receivables                 $  295     1,736       354(1)          1,788         597
                                                    ------    ------       -----          ------       ------
                                                    ------    ------       -----          ------       ------
Year ended December 31, 1995:
 Allowance for doubtful receivables                 $  409     1,459          --           1,573         295
                                                    ------    ------       -----          ------       ------
                                                    ------    ------       -----          ------       ------


(1) Allowance for doubtful receivables acquired pursuant to the Cable Company acquisitions described in Note 2 to the Company's consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GCI, INC.

                                       By: /s/ Ronald A. Duncan
                                           --------------------------
                                           Ronald A. Duncan, President
                                           (Chief Executive Officer)

Date:  March 25, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                    Title                           Date
-----------------------      -----------------------       ---------------------

/s/ Ronald A. Duncan         President and Director          March 25, 1998
-----------------------      (Chief Executive Officer)     ---------------------
Ronald A. Duncan

/s/ G. Wilson Hughes         Vice President and Director     March 25, 1998
-----------------------                                    ---------------------
G. Wilson Hughes
                                                             March 25, 1998
/s/ John M. Lowber           Secretary, Treasurer and      ---------------------
-----------------------      Director (Chief Financial
John M. Lowber               and Accounting Officer)