Form 10-Q
period 1999-03-31
GCI INC
filed 1999-05-17
CIK 75679

As filed with the Securities and Exchange Commission on May 17, 1999.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31,1999
                                       OR

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

                                                       GCI, INC.
                                A WHOLLY OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
                                                       FORM 10-Q
                                          FOR THE QUARTER ENDED MARCH 31, 1999

                                                         INDEX

                                                                                                       Page No.
                                                                                                       --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION


         Item l.     Consolidated Balance Sheets as of March 31, 1999
                        (unaudited) and December 31, 1998.................................................5

                     Consolidated Statements of Operations for the
                        three months ended March 31, 1999
                        (unaudited) and 1998 (unaudited)..................................................7

                     Consolidated Statements of Stockholders' Equity
                        for the three months ended March 31, 1999
                        (unaudited) and 1998 (unaudited)..................................................8

                     Consolidated Statements of Cash Flows for the three
                        months ended March 31, 1999 (unaudited)
                        and 1998 (unaudited)..............................................................9

                     Notes to Interim Condensed Consolidated Financial
                        Statements........................................................................10

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................................................19

         Item 3.     Quantitative and Qualitative Disclosures About
                     Market Risk..........................................................................36


PART II.  OTHER INFORMATION

         Item 1.     Legal Proceedings....................................................................36

         Item 6.     Exhibits and Reports on Form 8-K.....................................................37

         Other items are omitted as they are not applicable.

SIGNATURES................................................................................................38

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996 ("Securities Reform Act"). These statements may be preceded by, followed by, or include the words "believes," "expects," "anticipates," or similar expressions. For those statements, the Company claims protection of the safe-harbor for forward-looking statements contained in the Securities Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance and achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such statements. The reader is cautioned that important factors, such as the following risks, uncertainties, and other factors, in addition to those contained elsewhere in this document, could affect future results of the Company, its long-distance telecommunication services, local access services, Internet services and cable services and could cause those results to differ materially from those expressed in the forward-looking statements:

    - Material adverse changes in the economic conditions in the markets served by the Company;
    - The efficacy of the rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
    - The Company's responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local, cable and Internet services; the extent and pace at which different competitive environments develop for each segment of the Company's business; the extent and duration for which competitors from each segment of the telecommunications industry are able to offer combined or full service packages prior to the Company being able to do so; the degree to which the Company experiences material competitive impacts to its traditional service offerings prior to achieving adequate local service entry; and competitor responses to the Company's products and services and overall market acceptance of such products and services;
    - The outcome of negotiations with Incumbent Local Exchange Carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements; and the ability to purchase unbundled network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local exchange service at competitive rates;
    - Success and market acceptance for new initiatives, many of which are untested; the level and timing of the growth and profitability of new initiatives, particularly local access services, Internet (consumer and business) services and wireless services; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new initiatives; and local conditions and obstacles;
    - Uncertainties inherent in new business strategies, new product launches and development plans, including local access services, Internet services, wireless services, digital video services, cable modem services, and transmission services;
    -    Rapid technological changes;
    - Development and financing of telecommunication, local access, wireless, Internet and cable networks and services;
    - Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements;
    -    Availability of qualified personnel;
    - Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Alaska Public Utilities Commission ("APUC"), and adverse outcomes from regulatory proceedings;
    -    The cost of the Company's Year 2000 compliance efforts;
    - Uncertainties in federal military spending levels and military base closures in markets in which the Company operates; and
    - Other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                              GCI, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                             March 31,       December 31,
                            ASSETS                                             1999              1998
---------------------------------------------------------------------    ----------------- -----------------
                                                                                 (Amounts in thousands)
Current assets:
     Cash and cash equivalents                                         $          6,169            12,008
                                                                         ----------------- -----------------
     Receivables:
         Trade                                                                   39,019            38,890
         Income taxes                                                             2,262             4,262
         Other                                                                      379               412
                                                                         ----------------- -----------------
                                                                                 41,660            43,564
     Less allowance for doubtful receivables                                      1,384               887
                                                                         ----------------- -----------------
         Net receivables                                                         40,276            42,677

     Prepaid and other current assets                                             2,547             2,212
     Deferred income taxes, net                                                   1,978             1,947
     Inventories                                                                  1,611             1,878
     Notes receivable                                                               628               650
                                                                         ----------------- -----------------

         Total current assets                                                    53,209            61,372
                                                                         ----------------- -----------------

Property and equipment in service, net                                          316,071           199,827
Construction in progress                                                          4,654           119,395
                                                                         ----------------- -----------------
         Net property and equipment                                             320,725           319,222
                                                                         ----------------- -----------------

Other assets:
     Cable franchise agreements, net of amortization                            194,017           195,308
     Other intangible assets, net of amortization                                45,065            45,391
     Deferred loan and senior notes costs, net of amortization                    9,577             9,877
     Transponder deposit (note 5)                                                 9,100             9,100
     Notes receivable                                                             1,522             1,432
     Other assets, at cost, net of amortization                                   4,345             4,982
                                                                         ----------------- -----------------
         Total other assets                                                     263,626           266,090
                                                                         ----------------- -----------------

         Total assets                                                  $        637,560           646,684
                                                                         ================= =================

See accompanying notes to interim condensed consolidated financial statements.


                                       5                             (Continued)

                                               GCI, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                       (Continued)


                                                                                 (Unaudited)
                                                                                  March 31,     December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                                   1999            1998
---------------------------------------------------------------------------    --------------- --------------
                                                                                    (Amounts in thousands)
   Current liabilities:
      Current maturities of long-term debt (note 3)                          $        1,836        1,799
      Current maturities of obligations under capital leases                            527          511
      Accounts payable                                                               26,736       27,550
      Accrued interest                                                                3,694        8,072
      Accrued payroll and payroll related obligations                                 7,013        6,555
      Accrued liabilities                                                             3,662        3,197
      Subscriber deposits and deferred revenues                                       5,983        5,300
                                                                               --------------- --------------
         Total current liabilities                                                   49,451       52,984

   Long-term debt, excluding current maturities (note 3)                            354,338      349,858
   Obligations under capital leases, including related party obligations,
      excluding current maturities                                                    1,536        1,675
   Deferred income taxes, net of deferred income tax benefit                         33,246       38,275
   Other liabilities                                                                  3,229        3,317
                                                                               --------------- --------------
         Total liabilities                                                          441,800      446,109
                                                                               --------------- --------------

   Stockholders' equity (note 6):
      Class A common  stock (no  par).  Authorized  10,000  shares;  issued and outstanding 100 shares at March 31, 1999 and December 31, 1998
                                                                                    206,622      206,622
      Paid-in capital                                                                 2,983        2,933
      Retained deficit                                                             (13,845)      (8,980)
                                                                               --------------- --------------
         Total stockholders' equity                                                 195,760      200,575
                                                                               --------------- --------------
   Commitments and contingencies (notes 5 and 6)
         Total liabilities and stockholders' equity                          $      637,560      646,684
                                                                               =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                                GCI, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            (Unaudited)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                        1999           1998
                                                                                   -------------- --------------
                                                                                   (Amounts in thousands except
                                                                                        per share amounts)
    Revenues (note 4)                                                            $       61,338          58,152

    Cost of sales and services                                                           27,870          27,315
    Selling, general and administrative                                                  23,538          20,334
    Depreciation and amortization                                                        10,298           8,066
                                                                                   -------------- --------------

            Operating income (loss)                                                       (368)           2,437

    Interest expense, net                                                                 6,960           4,944
                                                                                   -------------- --------------

            Net loss before income taxes and cumulative effect of a change
              in accounting principle                                                   (7,328)         (2,507)

    Income tax benefit                                                                    2,807             891
                                                                                   -------------- --------------

            Net loss before cumulative effect of a change in accounting
              principle                                                                 (4,521)         (1,616)

    Cumulative effect of a change in accounting principle, net of income tax
       benefit of $245                                                                      344             ---
                                                                                   -------------- --------------

            Net loss                                                             $      (4,865)         (1,616)
                                                                                   ============== ==============

    Basic loss per common share:
       Loss before cumulative effect of a change in accounting principle
                                                                                 $     (45,210)        (16,160)
       Cumulative effect of a change in accounting principle                              3,440             ---
                                                                                   -------------- --------------
            Net loss                                                             $     (48,650)        (16,160)
                                                                                   ============== ==============

    Diluted loss per common share:
       Loss before cumulative effect of a change in accounting principle
                                                                                 $     (45,210)        (16,160)
       Cumulative effect of a change in accounting principle                              3,440             ---
                                                                                   -------------- --------------
            Net loss                                                             $     (48,650)        (16,160)
                                                                                   ============== ==============

See  accompanying   notes  to  interim  condensed   consolidated   financial statements.

                                                     GCI, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             THREE MONTHS ENDED MARCH 31, 1999 AND 1998



(Unaudited)                                                 Shares of
(Amounts in thousands)                                    Class A Common   Class A Common       Paid-in        Retained
                                                              Stock            Stock            Capital        Deficit
                                                         -----------------------------------------------------------------
Balances at December 31, 1997                                  100           $ 206,622            ---          (2,183)
Net loss                                                       ---                 ---            ---          (1,616)
Contribution from GCI                                          ---                 ---            245             ---
                                                         -----------------------------------------------------------------
Balances at March 31, 1998                                     100           $ 206,622            245          (3,799)
                                                         =================================================================

Balances at December 31, 1998                                  100           $ 206,622          2,933          (8,980)
Net loss                                                       ---                 ---            ---          (4,865)
Contribution from GCI                                          ---                 ---             50             ---
                                                         -----------------------------------------------------------------
Balances at March 31, 1999                                     100           $ 206,622          2,983         (13,845)
                                                         =================================================================

See accompanying notes to interim condensed consolidated financial statements.

                                                GCI, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              (Unaudited)
                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                           1999          1998
                                                                                      ------------- -------------
                                                                                        (Amounts in thousands)
        Cash flows from operating activities:
          Net loss                                                                $       (4,865)       (1,616)
            Adjustments to reconcile net loss to net cash provided (used) by operating activities:
                Depreciation and amortization                                              10,298         8,066
                Amortization charged to selling, general and administrative                   430           115
                Deferred income tax (benefit) expense                                     (3,052)         1,969
                Deferred compensation and compensatory stock options                          172            78
                Bad debt expense, net of write-offs                                           497           115
                Write-off of unamortized start-up costs                                       589           ---
                Other noncash income and expense items                                         74          (26)
                Change in operating assets and liabilities (note 2)                       (3,956)      (14,342)
                                                                                    -------------- --------------
                  Net cash provided (used) by operating activities                            187       (5,641)
                                                                                    -------------- --------------

        Cash flows from investing activities:
          Purchases of property and equipment, including construction period
            interest                                                                      (9,882)      (28,167)
          Restricted cash investment                                                          ---        13,152
          Purchases of other assets                                                         (391)       (1,275)
          Notes receivable issued                                                           (193)          (30)
          Payments received on notes receivable                                                15            95
                                                                                    -------------- --------------
                  Net cash used in investing activities                                  (10,451)      (16,225)
                                                                                    -------------- --------------

        Cash flows from financing activities:
          Long-term borrowings - bank debt and leases                                       4,884        24,027
          Repayments of long-term borrowings and capital lease obligations                  (490)         (443)
          Payment of debt issuance costs                                                      (7)       (1,078)
          Cash contribution from GCI                                                           38           245
                                                                                    -------------- --------------
                  Net cash provided by financing activities                                 4,425        22,751
                                                                                    -------------- --------------

                  Net increase (decrease) in cash and cash equivalents                    (5,839)           885

                  Cash and cash equivalents at beginning of period                         12,008         3,048
                                                                                    -------------- --------------

                  Cash and cash equivalents at end of period                      $         6,169         3,933
                                                                                    ============== ==============

        See  accompanying  notes to  interim  condensed  consolidated  financial statements.

                           GCI, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


(1)        General

           Basis of Presentation
           GCI, Inc. was incorporated in 1997 to effect the issuance of senior notes as further described in GCI, Inc.'s December 31, 1998 annual report on Form 10-K. GCI, Inc., as a wholly owned subsidiary of General Communication, Inc. ("GCI"), received through its initial capitalization all ownership interests in subsidiaries previously held by GCI.

           (a)   Business
                 GCI, Inc. and its direct and indirect subsidiaries (collectively, the "Company") offer long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries. Cable television services are offered throughout Alaska and facilities-based competitive local access services are offered in Anchorage, Alaska. The Company provides services to certain common carriers terminating traffic in
                 Alaska, interstate and intrastate private line services, Internet services, managed services to certain commercial customers and sells and services dedicated communications systems and related equipment. Private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States are offered and the Company owns and leases capacity on two undersea fiber optic cables used in the transmission of interstate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries.

           (b)   Organization
                 The consolidated financial statements include the accounts of GCI, Inc., GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI Communication Services, Inc. and GCI Cable, Inc., GCI Communication Services, Inc.'s wholly-owned subsidiary GCI Leasing Co., Inc., GCI Transport Company, Inc., GCI Transport Company, Inc.'s wholly-owned subsidiaries GCI Fiber Co., Inc. and Fiber Hold Company, Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Company, Inc.'s wholly owned partnership Alaska United Fiber System Partnership.

           (c)   Net Loss Per Common Share

                 Shares used to calculate  net loss per common share  consist of the following (amounts in thousands):
                                                                              Three Months Ended
                                                                                   March 31,
                                                                                1999       1998
                                                                            ----------- ---------
                     Weighted average common shares outstanding                  100        100
                     Common equivalent shares outstanding                        ---        ---
                                                                            ----------- ---------
                                                                                 100        100
                                                                            =========== =========

                 Basic and diluted loss per share calculations at March 31, 1999 and 1998 are based on GCI, Inc.'s weighted average outstanding shares of common stock which are not publicly traded. GCI, Inc. has no outstanding common stock equivalents.


                                       10                            (Continued)

                           GCI, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           (d)   Cumulative Effect of a Change in Accounting Principle
                 In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Management of the Company adopted SOP 98-5 in the first quarter of 1999 resulting in the recognition of a one-time expense of $344,000 (net of income tax benefit of $245,000) associated with the write-off of unamortized start-up costs. Pro forma first quarter 1998 net loss and net loss per common share approximate amounts reflected in the accompanying interim condensed consolidated financial statements.

            (e)  Reclassifications
                 Reclassifications   have  been  made  to  the  1998   financial
                 statements to make them comparable with the 1999 presentation.

           (f)   Other
                 The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


                                       11                            (Continued)

                           GCI, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


(2)        Consolidated  Statements  of  Cash  Flows  Supplemental   Disclosures

           Changes in operating assets and liabilities consist of:
                Three-month periods ended March 31,                                        1999         1998
                                                                                       ------------- ------------
                                                                                         (Amounts in thousands)
                 Increase in receivables                                             $         (96)      (3,910)
                 Decrease in income tax receivable                                              ---      (2,861)
                 Increase in prepaid and other current assets                                 (335)        (373)
                 (Increase) decrease in inventory                                               267        (411)
                 Decrease in accounts payable                                                 (814)      (3,443)
                 Increase (decrease) in accrued liabilities                                     465        (582)
                 Increase in accrued payroll and payroll related obligations                    458          997
                 Decrease in accrued interest                                               (4,378)      (4,109)
                 Increase in deferred revenues                                                  683          327
                 Increase (decrease) in other liabilities                                     (206)           23
                                                                                       ------------- ------------
                                                                                     $      (3,956)     (14,342)
                                                                                       ============= ============

           No income taxes were paid and no income tax refunds were received during the three-month periods ended March 31, 1999 and 1998.

           Interest  paid  totaled   $12,890,000  and  $10,767,000   during  the
           three-month periods ended March 31, 1999 and 1998, respectively.

 (3)       Long-term Debt
           On January 27, 1998, the Company, through Alaska United Fiber System Partnership ("Alaska United"), closed a $75,000,000 project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle as further described in note 5. Borrowings under the Fiber Facility totaled $66,108,000 at March 31, 1999. In April 1999, borrowings under the Fiber Facility totaled $75,000,000, the maximum amount available under the Fiber Facility agreement.

 (4)       Industry Segments Data
           The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manage and offer distinct products with different production and delivery processes.

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

               Local access services. The Company introduced facilities based competitive local exchange services in Anchorage in 1997. The Company has announced plans to ultimately provide similar competitive local exchange services in Alaska's other major population centers, as access is allowed by the Alaska Public Utilities Commission.

               Internet services. The Company began offering wholesale and retail Internet services in 1998. Deployment of the new undersea fiber optic cable (see note 5) allows the Company to offer enhanced services with high-bandwidth requirements.

           Services provided by the Company that are included in the "Other" segment in the tables that follow are managed services, product sales and cellular telephone services. Included in the Other segment are the results of insignificant business units described above which do meet the quantitative thresholds for determining reportable segments. None of these business units have ever met the quantitative thresholds for determining reportable segments. Also included in the Other segment are corporate related expenses, including marketing, customer service, management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses.

           The Company  evaluates  performance and allocates  resources based on
           (1) earnings or loss from operations before depreciation, amortization, net interest expense, income taxes and cumulative effect of a change in accounting principle, and (2) operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Company's annual report on Form 10-K at December 31, 1998. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

           All revenues are earned through sales of services and products within the United States of America. All of the Company's long-lived assets are located within the United States of America.

           Summarized financial information  concerning the Company's reportable segments  follows  for the  quarters  ended  March 31,  1999 and 1998
           (amounts in thousands):
                                                       Long-                    Local
                                                      Distance     Cable        Access     Internet
                                                      Services    Services     Services    Services      Other      Total
                                                   ------------------------------------------------------------------------
                              1999
                              ----
              Revenues:
                Intersegment                           $ 1,902        613           660        ---          ---      3,175
                External                                37,542     15,062         3,714      1,969        3,051     61,338
                                                   ------------------------------------------------------------------------
                   Total revenues                      $39,444     15,675         4,374      1,969        3,051     64,513
                                                   ========================================================================

                                       13                            (Continued)

                           GCI, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                       Long-                    Local
                                                      Distance     Cable        Access     Internet
                                                      Services    Services     Services    Services      Other      Total
                                                   ------------------------------------------------------------------------
              Earnings (loss) from operations
                before depreciation, amortization,
                net interest expense, income taxes
                and cumulative effect of a change
                in accounting principle                $12,859      8,673         (230)    (1,782)      (9,339)     10,181
                                                   ========================================================================

              Operating income (loss)                  $ 9,288      4,282       (1,040)    (2,034)     (10,613)      (117)
                                                   ========================================================================

                              1998
                              ----
              Revenues:
                Intersegment                           $   ---        317           ---        ---          ---        317
                External                                38,651     14,201         1,013        903        3,384     58,152
                                                   ------------------------------------------------------------------------
                   Total revenues                      $38,651     14,518         1,013        903        3,384     58,469
                                                   ========================================================================

              Earnings (loss) from operations
                before depreciation,
                amortization, net interest
                expense and income taxes               $14,290      7,136       (1,361)        377      (9,936)     10,506
                                                   ========================================================================

              Operating income (loss)                  $12,117      3,512       (2,428)        242     (11,003)      2,440
                                                   ========================================================================

           A reconciliation  of total segment revenues to consolidated  revenues follows:
                 Quarters ended March 31,                                           1999          1998
                                                                               ------------- --------------
                 Total segment revenues                                       $       64,513         58,469
                 Less intersegment revenues eliminated in consolidation              (3,175)          (317)
                                                                               ------------- --------------
                      Consolidated revenues                                   $       61,338         58,152
                                                                               ============= ==============

                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           A  reconciliation  of total segment  earnings from operations  before depreciation,  amortization,  net interest expense,  income taxes and cumulative effect of a change in accounting principle to consolidated net loss before  income  taxes and  cumulative  change in  accounting principle follows:
                 Quarters ended March 31,                                         1999            1998
                                                                              -------------- --------------
                 Total segment earnings from operations before depreciation, amortization, net interest expense, income taxes and
                   cumulative effect of a change in accounting principle      $       10,181         10,506
                 Less intersegment contribution eliminated in consolidation            (251)            (3)
                                                                              -------------- --------------
                      Consolidated earnings from operations before
                        depreciation, amortization, net interest expense,
                        income taxes and cumulative effect of a change in
                        accounting principle                                           9,930         10,503
                 Depreciation and amortization                                        10,298          8,066
                                                                              -------------- --------------
                      Consolidated operating income (loss)                             (368)          2,437
                 Interest expense, net                                               (6,960)        (4,944)
                                                                              -------------- --------------
                      Consolidated net loss before income taxes and
                        cumulative effect of a change in accounting
                        principle                                             $      (7,328)        (2,507)
                                                                              ============== ==============

           A  reconciliation   of  total  segment  operating  income  (loss)  to
           consolidated net loss before income taxes and cumulative  effect of a change in accounting principle follows:
                 Quarters ended March 31,                                         1999            1998
                                                                               ------------- --------------
                 Total segment operating income (loss)                        $        (117)          2,440
                 Less intersegment contribution eliminated in consolidation            (251)            (3)
                                                                               ------------- --------------
                      Consolidated operating income (loss)                             (368)          2,437
                 Interest expense, net                                               (6,960)        (4,944)
                                                                               ------------- --------------
                      Consolidated net loss before income taxes and
                        cumulative effect of a change in accounting
                        principle                                             $      (7,328)        (2,507)
                                                                               ============= ==============

  (5)      Commitments and Contingencies

           Deferred Compensation Plan
           The Company's non-qualified, unfunded deferred compensation plan provides a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and provides a means for certain other deferrals of compensation. The Company may, at its discretion, contribute matching deferrals equal to the rate of matching selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors


                                       15                            (Continued)

                           GCI, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           of the Company with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled $118,000 and $0 during the three-month periods ended March 31, 1999 and 1998, respectively.

           Satellite Transponders
           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The launch of the satellite in August 1998 failed. The Company did not assume launch risk and the launch has been rescheduled for the first quarter of 2000. The Company will continue to lease transponder capacity until the delivery of the transponders on the replacement satellite. The balance payable upon expected delivery of the transponders during the first quarter of 2000, in addition to the $9.1 million deposit previously paid, totals approximately $43.5 million.

           Self-Insurance
           The Company is self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $555,000 was recorded at March 31, 1999 to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While management uses what it believes is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

           Litigation and Disputes
           The Company is from time to time involved in various lawsuits, legal proceedings and regulatory matters that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

           Cable Service Rate Reregulation
           Effective March 31, 1999, the rates for cable programming services (service tiers above basic service) are no longer regulated. This regulation ended pursuant to provisions of the Telecommunications Act of 1996 and the regulations adopted pursuant thereto by the Federal Communications Commission ("FCC").

           Federal law still permits regulation of basic service rates. However, Alaska state law provides that cable television service is exempt from regulation by the Alaska Public Utilities Commission ("APUC") unless 25% of a system's subscribers request such regulation by filing a petition with the APUC. At March 31, 1999, only the Juneau system is subject to APUC regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 8.3% of the Company's total basic service subscribers at March 31, 1999.) Juneau's current rates have been approved by the APUC and there are no other pending filings with the APUC, therefore, there is no refund liability for basic service at this time.

           Undersea Fiber Optic Cable Contract Commitment
           The Company signed a contract in July 1997 for construction of the undersea portion of a fiber optic cable system connecting the cities of Anchorage, Juneau, and Seattle via a subsea route. The total system is expected to cost approximately $125 million. Subsea and terrestrial connections extended the fiber optic cable to Fairbanks via Whittier and Valdez. Construction efforts began in


                                       16                            (Continued)

                           GCI, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


           September 1998 and were completed in early February 1999. Commercial services commenced in February 1999. Pursuant to the contract, the Company has paid $86.3 million through December 31, 1998 and $424,000 during the three-month period ended March 31, 1999, and will pay the remaining balance in installments in April 1999. Approximately $39.4 million of proceeds from the 1997 public offerings (see the Company's December 31, 1998 annual report on Form 10-K), net of the $9.1 million paid in 1997, were contributed to Alaska United. In January 1998, the Company secured $75 million in bank financing to fund the remaining cost of construction and deployment, of which $66.1 million was outstanding at March 31, 1999 (see note 3).

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

           The Company is in the process of identifying and contacting critical suppliers and customers whose computerized systems interface with the Company's systems, regarding their plans and progress in addressing their Year 2000 issues. The Company has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans continue to be developed in the event that any critical supplier or customer is not compliant. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity or financial condition.


                                       17                            (Continued)

                           GCI, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


  (6)      Subsequent Event
           GCI issued 20,000 shares of convertible redeemable accreting preferred stock ("Preferred Stock") on April 30, 1999. Proceeds totaling $20 million (before payment of costs and expenses) will be used for general corporate purposes, to repay outstanding GCI, Inc. indebtedness, , and to provide additional liquidity. The Company's amended Senior Holdings Loan facilities limit use of such proceeds.

PART I.
ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Interim Condensed Consolidated Financial Statements and the notes thereto. See - Cautionary Statement Regarding Forward-Looking Statements.

GCI, Inc. was incorporated in 1997 to effect the issuance of Senior Notes as further described in the Company's 1998 annual report on Form 10-K. GCI, Inc., a wholly-owned subsidiary of General Communication, Inc. ("GCI"), received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. Shares of GCI's class A common stock are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol GNCMA.
Shares of GCI's class B common stock are traded on the Over-the-Counter market.

                                    OVERVIEW

The Company has experienced significant growth in recent years through both strategic acquisitions and growth in its existing businesses. The Company has historically met its cash needs for operations through its cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided largely through the Company's financing activities.

Long-distance services. The Company's provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally MCI WorldCom and Sprint) accounted for approximately 92.7% of the Company's total long-distance services revenues during the first quarter of 1999. Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use. These factors in turn depend in part upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, in particular oil production, as well as tourism, government and United States military spending.

The Company's long-distance cost of sales and services has consisted principally of the direct costs of providing services, including local access charges paid to Local Exchange Carriers ("LECs") for the origination and termination of long-distance calls in Alaska, fees paid to other long-distance carriers to carry calls that terminate in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI WorldCom's network, and international locations, which calls are carried principally over Sprint's network), and the cost of equipment sold to the Company's customers. During the first quarter of 1999, local access charges accounted for 44.4% of long-distance cost of sales and services, fees paid to other long-distance carriers represented 31.1%, satellite transponder lease and undersea fiber maintenance costs represented 11.8%, telecommunications equipment accounted for 1.9%, network solutions and outsourcing costs represented 5.2% and other costs represented 5.6% of long-distance cost of sales and services.

The Company's long-distance selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance selling, general, and administrative expenses, 23.9% during the first quarter of 1999, represents the cost of the Company's advertising, promotion and market analysis programs.



                                       19                            (Continued)

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. Revenues derived from other common carriers increased 3.5% in the first quarter of 1999 as compared to the first quarter of 1998. The number of active long-distance residential, commercial and small business customers decreased 2.5% in the first quarter of 1999 as compared to the same period of 1998, and increased 4.4% as compared to the fourth quarter of 1998. The Company believes its approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow it to be competitive in providing those services.

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

Services included in the Other segment as described in note 4 to the accompanying interim condensed consolidated financial statements are included in the Long-distance Services segment for purposes of this Management's Discussion and Analysis.

Cable services. During the first quarter of 1999, cable revenues represented 24.6% of consolidated revenues. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

The Company  generates cable services  revenues from three primary sources:  (1)
programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During the first quarter of 1999 programming services generated 86.1% of total cable services revenues, equipment rental and installation fees accounted for 8.6% of such revenues, advertising sales accounted for 4.0% of such revenues, and other services accounted for the remaining 1.3% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, and the average number of subscribers during a given reporting period.

The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising and rental expense. During the first quarter of 1999 programming and copyright expenses represented approximately 46.1% of total cable cost of sales and selling, general and administrative expenses. Marketing and advertising costs represented approximately 8.5% of such total expenses.

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



                                       20                            (Continued)

Local access services. The Company generates local access services revenues from four primary sources: (1) business and residential basic dial tone revenues; (2) business private line and special access revenues; (3) reciprocal access revenues from the incumbent LEC serving Anchorage; and (4) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Effective March 1999 the Company expects to transition to the "bill and keep" cost settlement method for termination of traffic on its and other's facilities. Local exchange services revenues totaled $3.7 million representing 6.0% of consolidated revenues in the first quarter of 1999. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to the Company's services during a given reporting period and the average monthly rates charged for non-traffic sensitive services.

Operating and engineering expenses represented approximately 4.4% of total local access services cost of sales and selling, general and administrative expenses during the first quarter of 1999. Marketing and advertising costs represented approximately 6.5% of such total expenses, customer service and general and administrative costs represented approximately 50.4% of such total expenses, and local access cost of sales represented approximately 38.7% of such total expenses. The Company expects that it will continue to generate operating losses from local exchange services during 1999.

The Company's local access services face significant competition from ATU and AT&T Alascom, Inc. The Company believes its approach to developing, pricing, and providing local access services will allow it to be competitive in providing those services.

Internet services. The Company began offering Internet services in several markets in Alaska during 1998. The Company generates Internet services revenues from three primary sources: (1) access product services, including commercial Dial-in Access ("DIAS"), Internet Service Provider ("ISP") DIAS, and retail dial-up service revenues; (2) SchoolAccess(TM) DIAS and server revenues; and (3) network management services. Internet services revenues totaled $2.0 million representing 3.2% of total revenues in the first quarter of 1999. The primary factors that contribute to year-to-year changes in Internet services revenues are average monthly subscription rates, the number of additional premium features selected, and the average number of subscribers to the Company's services during a given reporting period.

Operating and general and administrative expenses represented approximately 68.5% of total Internet services cost of sales and selling, general and administrative expenses during the first quarter of 1999. Internet cost of sales represented approximately 24.2% of such total expenses and marketing and advertising represented approximately 7.3% of such total expenses.

Significant new marketing campaigns were introduced in February and March 1999 featuring bundled residential and commercial Internet products. Additional bandwidth was made available to the Company's Internet segment resulting from completion of the Alaska United Project (see the Company's December 31, 1998 annual report on Form 10-K). The new Internet offerings are coupled with the Company's long-distance and local services offerings and provide free basic Internet services if certain long-distance or local services plans are selected. Value-added premium Internet features are available for additional charges.

The Company competes with a number of Internet service providers in its markets. The Company believes its approach to developing, pricing, and providing Internet services will allow it to be competitive in providing those services.

Other services, other expenses and net loss. Telecommunications services revenues reported in the Other segment as described in note 4 to the accompanying interim condensed consolidated financial statements have been attributable to corporate network management contracts, telecommunications equipment sales and service, other miscellaneous revenues (including revenues from prepaid and debit calling cards, the


                                       21                            (Continued)
installation and leasing of customers' very small aperture terminal ("Vsat") equipment, and fees charged to MCI WorldCom and Sprint for certain billing services), and costs associated with PCS wireless communications services. The Company began developing plans for PCS service deployment in 1995 and subsequently conducted a technical trial of its candidate technology. The Company has invested approximately $2.2 million in its PCS license at March 31, 1999. PCS licensees are required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within 10 years. The Company continues to reevaluate its wireless strategy and expects that such strategy will allow retention of the PCS license pursuant to its terms.

Depreciation and amortization and interest expense on a consolidated basis is expected to be higher in 1999 as compared to 1998 resulting primarily from additional depreciation on 1998 and 1999 capital expenditures, additional outstanding long-term debt and a reduction in the amount of capitalized construction period interest following placement of the Alaska United undersea fiber optic cable into service in early February 1999. As a result, the Company anticipates recording net losses in 1999.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:

(Underlying data rounded to the nearest thousands)
                                                                 Three Months Ended     Percentage
                                                                      March 31,           Change
                                                                                         1999 vs.
              (Unaudited)                                         1999        1998         1998
                                                                  ----        ----         ----
              Statement of Operations Data:
              Revenues
                  Long-distance services                          66.2%       72.4%        (3.6%)
                  Cable services                                  24.6%       24.4%          6.3%
                  Local access services                            6.0%        1.7%        270.0%
                  Internet services                                3.2%        1.5%        122.2%
                                                           ---------------------------------------
                     Total revenues                              100.0%      100.0%          5.3%
              Cost of sales and services                          45.4%       47.0%          2.0%
              Selling, general and administrative
                expenses                                          38.4%       35.0%         15.8%
              Depreciation and amortization                       16.8%       13.9%         27.2%
                                                           ---------------------------------------
               Operating income (loss)                           (0.6%)        4.1%      (116.7%)
                     Net loss before income taxes
                       and cumulative effect of a
                       change in accounting principle           (11.9%)      (4.3%)      (192.0%)
                     Net loss before cumulative
                       effect of a change in
                       accounting principle                      (7.4%)      (2.8%)      (181.3%)
                     Net loss                                    (7.9%)      (2.8%)      (206.3%)

                                       22                            (Continued)

                                                                 Three Months Ended     Percentage
                                                                      March 31,           Change
                                                                                         1999 vs.
              (Unaudited)                                         1999        1998         1998
                                                                  ----        ----         ----
              Other Operating Data (1):
              Cable operating income (2)                          17.2%       15.5%         18.2%
              Local operating loss (3)                          (56.8%)    (320.0%)         34.4%
              Internet operating income (4)                        0.0%       33.3%        100.0%

-----------------------------
(1)      Includes customer service, marketing and advertising costs.
(2)      Computed as a percentage of total cable services revenues.
(3)      Computed as a percentage of total local access services revenues.
(4)      Computed as a percentage of total Internet services revenues.

THREE MONTHS ENDED MARCH 31, 1999 ("1999") COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 ("1998")

Revenues. Total revenues increased 5.3% from $58.2 million in 1998 to $61.3 million in 1999. Long-distance revenues from commercial, residential, governmental, and other common carrier customers decreased 4.3% from $39.3 million in 1998 to $37.6 million in 1999. The long-distance revenue decline in 1999 was largely due to the following:

    - 1.2% decrease in interstate minutes of use to 156.7 million minutes off-set by a 5.92% increase in intrastate minutes of use to 34.8 million minutes;
    - 2.5% reduction in the number of active residential, small business and commercial customers billed from 87,800 at March 31, 1998 to 85,600 at March 31, 1999; and
    - 6.9% reduction in the Company's average rate per minute on long-distance traffic from $0.173 per minute in 1998 to $0.161 per minute in 1999. The decrease in rates resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates, such new plans being prompted in part by the Company's primary long-distance competitor, AT&T Alascom, reducing its rates and entry of LECs into long-distance markets served by the Company.

The decrease in long-distance revenues was partially off-set by the following:
    - New revenues in 1999 totaling $575,000 from the lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states; and
    - 3.5% increase in revenues from other common carriers (principally MCI WorldCom and Sprint), from $14.4 million in 1998 to $14.9 million in 1999.

Cable revenues increased 6.3% from $14.2 million in 1998 to $15.1 million in 1999. Programming services revenues increased 7.35% to $13.0 million in 1999 resulting from an increase of approximately 2,500 basic subscribers served by the Company, an increase of $1.78 in revenue per average basic subscriber per month and increased pay-per-view and premium service revenues. New facility construction efforts in the summer of 1998 resulted in additional homes passed which contributed to additional subscribers and revenues in 1999. Other factors included facility upgrades which allowed the introduction of digital cable services in Anchorage in the fourth quarter of 1998, increased promotional and advertising efforts in the fourth quarter of 1998 and the first quarter of 1999, and increases in basic and premium service rates in certain locations in the second quarter of 1998. Advertising sales revenues increased 23.6% to $607,000 in 1999 due to increased promotion of the Company's advertising and ad insertion capabilities. Equipment rental and


                                       23                            (Continued)
installation revenues increased 19.6% to $1.3 million in 1999 due to increased equipment rentals and installation services provided by the Cable services industry segment.

Local access services revenues increased from $1.0 million in 1998 to $3.7 million in 1999. At March 31, 1999 approximately 31,500 lines were in service and approximately 1,800 additional lines were awaiting connection.

Internet services revenues increased from $903,000 in 1998 to $2.0 million in 1999. The Company had approximately 20,500 active residential, commercial and small business retail dial-up subscribers to its Internet service at March 31, 1999.

Cost of sales and services. Cost of sales and services totaled $27.3 million in 1998 and $27.9 million in 1999. As a percentage of total revenues, cost of sales and services decreased from 47.0% in 1998 to 45.4% in 1999. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to changes in the Company's product mix due to the continuing development of new product lines (local access services and Internet), and reduced long-distance cost of sales as a percentage of long-distance revenues. The overall margin improvement was partially offset by increased cable services cost of sales as a percentage of cable services revenues.

The decrease in long-distance cost of sales and services as a percentage of revenues is primarily attributed to avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own network instead of paying other carriers to distribute and terminate its traffic. Partially offsetting the 1999 decrease as compared to 1998 was a refund received in the first quarter of 1998 totaling approximately $1.1 million from a local exchange carrier in respect of its earnings that exceeded regulatory requirements. The Company expects margins to widen as increasing amounts of traffic are carried on its own facilities.

Cable cost of sales and services as a percentage of revenues is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services. Cable services rate increases did not keep pace with increases in programming and copyright costs in 1999. Programming costs increased on most of the Company's offerings and the Company incurred additional costs on new programming introduced in 1998.

Local access services cost of sales and services totaled 52.5% and 86.3% as a percentage of the 1999 and 1998 local access services revenues, respectively. Internet services cost of sales and services totaled 21.1% and 46.7% as a percentage of the 1999 and 1998 Internet services revenues, respectively. The Company's local access operations commenced in 1997 and Internet services operations commenced in 1998. Fluctuations in cost of sales and services as a percentage of revenues are expected to occur as new product lines mature.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 15.8% from $20.3 million in 1998 to $23.5 million in 1999, and, as a percentage of revenues, increased from 35.0% in 1998 to 38.3% in 1999. The 1999 increase resulted from:

    - Internet services operating, engineering, sales, customer service and administrative cost increases, from $96,000 in 1998 as compared to $1.2 million in 1999. The Company gradually introduced its Internet services through the third quarter of 1998 and increased advertising efforts in the fourth quarter of 1998 and first quarter of 1999. The increase in costs was necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in the Company's Internet services customer base.


                                       24                            (Continued)

    - Local access services operating, engineering, sales, customer service and administrative cost increased from $2.2 million in 1998 as compared to $3.1 million in 1999. The Company initiated local access services in September 1997. The increase was necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate the growth in the Company's local access services customer base.
    - Increased long-distance sales, advertising, telemarketing, carrier relations, business development and rural services costs totaling $3.1 million in 1998 compared to $4.8 million in 1999. Increased selling costs were associated with the introduction of various marketing plans and other proprietary rate plans and cross promotion of products and services.
    -    Increased allowance for doubtful accounts receivable.

Depreciation and amortization. Depreciation and amortization expense increased 27.2% from $8.1 million in 1998 to $10.3 million in 1999. The increase is attributable to the Company's investment in $58.4 million of facilities placed into service during 1998 for which a full year of depreciation will be recorded during 1999, the $117.3 million of facilities placed into service in the first quarter of 1999 for which 11 months of depreciation will be recorded during 1999 and the $7.0 million of facilities placed into service in the first quarter of 1999 for which a partial year of depreciation will be recorded during 1999.
Facilities placed into service during the first quarter of 1999 consist primarily of the Alaska United undersea fiber optic cable completed in early February 1999.

Interest expense, net. Interest expense, net of interest income, increased 42.9% from $4.9 million in 1998 to $7.0 million in 1999. This increase resulted primarily from increases in the Company's average outstanding indebtedness resulting primarily from construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, and investment in local access services equipment and facilities. During 1998 interest expense was offset in part by capitalized construction period interest. During 1999 the Company will experience a significant reduction in the amount of construction period interest capitalized due to the completion of the Alaska United undersea fiber optic cable which was placed into service in early February 1999.

Income tax benefit. GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussions of income tax benefit and net operating loss carryforwards reflect the consolidated group's activity and balances. Income tax benefit increased from $891,000 in 1998 to $3.1 million in 1999 due to the Company incurring a larger net loss before income taxes and cumulative effect of a change in accounting principle in 1999 as compared to 1998. The Company's effective income tax rate increased from 35.5% in 1998 to 38.6% in 1999 due to the increased net loss and the proportional amount of items that are nondeductible for income tax purposes.

In conjunction with the 1996 Cable Companies acquisition, the Company incurred a net deferred income tax liability of $24.4 million and acquired net operating losses totaling $57.6 million. The Company determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with its December 31, 1996 income tax returns to forego utilization of such acquired losses under Internal Revenue Code section 1.1502-32(b)(4). Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. At March 31, 1999, the Company has (1) tax net operating loss carryforwards of approximately $70.0 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.0 million available to offset regular income taxes payable in future years. The Company's utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.



                                       25                            (Continued)

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

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following  chart provides  selected  unaudited  statement of operations data from the Company's quarterly results of operations during 1999 and 1998:
                                                       First       Second         Third         Fourth          Total
(Unaudited)                                           Quarter      Quarter       Quarter        Quarter         Year
                                                 -----------------------------------------------------------------------
                    1999                                    (Dollars in thousands, except per share amounts)
                    ----
Revenues
   Long-distance services                      $        40,593                                                   40,593
   Cable services                                       15,062                                                   15,062
   Local access services                                 3,714                                                    3,714
   Internet services                                     1,969                                                    1,969
                                                 -----------------------------------------------------------------------
Total revenues                                          61,338                                                   61,338
Operating loss                                           (368)                                                    (368)
Net loss before income taxes and
  cumulative effect of a change in
  accounting principle                                 (7,328)                                                  (7,328)
Net loss before cumulative effect
  of a change in accounting
  principle                                            (4,521)                                                  (4,521)
Net loss                                       $       (4,865)                                                  (4,865)
                                                 =======================================================================

Basic loss per share:
   Loss before cumulative effect of a change
     in accounting principle                   $      (45,210)                                                 (45,210)
   Cumulative effect of a change
      in accounting principle                            3,440                                                    3,440
                                                 -----------------------------------------------------------------------
   Net loss                                    $      (48,650)                                                 (48,650)
                                                 =======================================================================

Diluted loss per share:
   Loss before cumulative effect
      of a change in accounting
      principle                                $      (45,210)                                                 (45,210)
   Cumulative effect of a change
      in accounting principle                            3,440                                                    3,440
                                                 -----------------------------------------------------------------------
   Net loss                                    $      (48,650)                                                 (48,650)
                                                 =======================================================================

                                       26                            (Continued)

                                                       First      Second          Third         Fourth          Total
(Unaudited)                                           Quarter      Quarter       Quarter        Quarter         Year
                                                 -----------------------------------------------------------------------
                    1998
                    ----
Revenues
   Long-distance services                      $        42,034        45,838         44,478        42,306       174,656
   Cable services                                       14,201        14,041         14,484        14,914        57,640
   Local access services                                 1,014         2,048          2,744         4,102         9,908
   Internet services                                       903         1,014          1,060         1,614         4,591
                                                 -----------------------------------------------------------------------
Total revenues                                          58,152        62,941         62,766        62,936       246,795
Operating income                                         2,437         1,447          1,730         3,230         8,844
Net loss                                       $       (1,616)       (2,066)        (2,076)       (1,039)       (6,797)
                                                 =======================================================================
Basic net loss per share                       $      (16,160)      (20,660)       (20,760)      (10,390)      (67,970)
                                                 =======================================================================
Diluted net loss per share                     $      (16,160)      (20,660)       (20,760)      (10,390)      (67,970)
                                                 =======================================================================

Revenues. Total revenues for the quarter ended March 31, 1999 ("first quarter of 1999") were $61.3 million, representing a 2.5% decrease from total revenues in the quarter ended December 31, 1998 ("fourth quarter of 1998") of $62.9 million. The decrease in long-distance services revenues resulted primarily a one-time $1.6 million product sale in the fourth quarter of 1998. Partially offsetting this decrease were additional revenues associated with a 4.4% increase in the number of active long-distance residential, small business and commercial customers billed from 81,900 at December 31, 1998 to 85,600 at March 31, 1999. The Company's long-distance average-rate-per-minute remained constant at $0.16 during 1999 as compared to 1998. Revenues from other common carriers (principally MCI WorldCom and Sprint) increased from $14.6 million in the fourth quarter of 1998 to $14.9 million in the first quarter of 1999.

Long-distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers spend more time at home and tend to watch more television during these months. Local service operations are not expected to exhibit significant seasonality. The Company's ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

Cost of sales and services. Cost of sales and services decreased 6.1% from $29.7 million in the fourth quarter of 1998 to $27.9 million in the first quarter of 1999. The decrease in cost of sales and services resulted primarily from a one-time $1.3 million product cost of sale in the fourth quarter of 1998. As a percentage of revenues, the first quarter of 1999 cost of sales and services was 45.4% as compared to 47.2 % for the fourth quarter of 1998. The decrease in the cost of sales and services as a percentage of revenues is primarily due to the growth of the Company's new product lines and avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own network instead of paying other carriers to distribute and terminate its traffic.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $500,000 in the first quarter of 1999 from $23.0 million in the fourth quarter of 1998. As a percentage of revenues, first quarter of 1999 selling, general and administrative expenses were 38.4% as compared to 36.5% for the fourth quarter of 1998.

Net loss. The Company reported a net loss of $4.9 million for the first quarter of 1999 as compared to a net loss of $1.1 million during the fourth quarter of 1998. In addition to the impact of factors described above, the increased net loss was attributable to increased depreciation and interest expense incurred during the first quarter of 1999 as compared to the fourth quarter of 1998 due to the placement of the Alaska United


                                       27                            (Continued)
undersea fiber optic cable into service in early February 1999. During the fourth quarter of 1998, capitalized construction period interest served to reduce interest expense. Interest capitalization ceased when the Alaska United undersea fiber optic cable was placed into service.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's first quarter of 1999 ("1999") cash flows from operating activities totaled $187,000, net of changes in the components of working capital. An additional source of cash during 1999 was long-term borrowings of $4.9 million. The Company's expenditures for property and equipment, including construction in progress, totaled $9.9 million and $28.2 million in 1999 and the first quarter of 1998 ("1998"), respectively. Uses of cash during 1999 also included repayment of $490,000 of long-term borrowings and capital lease obligations and purchases of other assets totaling $391,000.

Net receivables decreased $2.4 million from December 31, 1998 to March 31, 1999. The decrease resulted from a $2.0 million reclassification of income tax receivable to long-term deferred tax asset as the Company has utilized all net operating losses against income taxes paid in prior periods, therefore refundable amounts are now included in long-term deferred tax asset and will be realized as future taxable income is generated.

Working capital totaled $3.8 million at March 31, 1999, a $4.6 million decrease from the working capital of $8.4 million as of December 31, 1998. The decrease in working capital is primarily attributed to the investment of current assets in long-term capital assets.

The  Holdings  $200,000,000  ($150,000,000  as amended) and  $50,000,000  credit facilities mature June 30, 2005. The Holdings Loan facilities were amended in April 1999 (see below) and bear interest, as amended, at either Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $106.7 million were drawn on the credit facilities as of March 31, 1999 and December 31, 1998.

On April 13, 1999, the Company amended its Holdings credit facilities. These amendments contain, among other things, provisions for payment of a one-time amendment fee of 0.25% of the aggregate commitment, an increase in the commitment fee by 0.125% per annum on the unused portion of the commitment, and an increase in the interest rate of 0.25%. The amended facilities reduce the aggregate commitment by $50 million to $200 million, and limit capital expenditures to $35 million in 1999, $35 million in 2000 with no limits thereafter (excluding amounts to be paid for purchased satellite transponder facilities). The amended facilities require that Holdings receive $20 million in proceeds from a GCI preferred stock issuance by May 31, 1999 (see below).

Holding's credit facilities and GCI, Inc.'s senior notes contain restrictions on the operations and activities of the Company, including requirements that the Company comply with certain financial covenants and financial ratios. Under the amended Holding's credit facility, Holdings may not permit the ratio of senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 3.5 to 1.0 through March 31, 1999 (3.0 to 1.0 from April 1, 1999 through December 31, 1999), total debt to annualized operating cash flow to exceed 7.0 to 1.0 from closing of the amendments to June 30, 1999 (6.25 to 1.00 from July 1, 1999 through March 31, 2000), and annualized operating cash flow to interest expense to exceed 1.5 to 1.0 from closing of the amendments to September 30, 1999 (1.75 to 1.0 from October 1, 1999 through December 31, 1999). Each of the foregoing ratios decreases in specified increments during the life of the credit facility. The credit facility requires Holdings to maintain a ratio of annualized operating cash flow to debt service of Holdings and certain of its subsidiaries of at least 1.25 to 1.0, and annualized operating cash flow to fixed charges of at least 1.0 to 1.0 (which adjusts to 1.05 to 1.0 in April, 2003 and


                                       28                            (Continued)
thereafter). The senior notes impose a requirement that the leverage ratio of GCI, Inc. and certain of its subsidiaries not exceed 7.5 to 1.0 prior to December 31, 1999 and 6.0 to 1.0 thereafter, subject to the ability of GCI, Inc. and certain of its subsidiaries to incur specified permitted indebtedness without regard to such ratios.

On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle. The Fiber Facility bears interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or, at the Company's option, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Alaska United is required to pay a commitment fee equal to 0.375% per annum on the unused portion of the commitment. $66.1 million was borrowed under the facility at March 31, 1999. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended an additional two years at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest, and principal installments based on the extended maturity.

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

The Company will use approximately one-half of the Alaska United system capacity in addition to its existing owned and leased facilities to carry its own traffic. One of the Company's large commercial customers signed agreements in February and March 1999 for the immediate lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states. The lease agreements provide for three year terms, with renewal options for additional terms. The Company continues to pursue opportunities to lease additional capacity on its system.

The Company's expenditures for property and equipment, including construction in progress, totaled $9.9 million and $28.2 million during 1999 and 1998, respectively. The Company anticipates that its capital expenditures in 1999 may total as much as $35 million. Planned capital expenditures over the next five years include those necessary for continued expansion of the Company's long-distance, local exchange and Internet facilities, the development and construction of a PCS network, and continued upgrades to its cable television plant, and approximately $43.5 million for satellite transponders. Sources of funds for these planned capital expenditures are expected to include internally generated cash flows and borrowings under the Company's credit facilities described above.

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

The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The launch of the satellite in August 1998 failed. The Company did not assume launch risk and the launch has been rescheduled for the first quarter of 2000. The Company will continue to lease transponder capacity until the


                                       29                            (Continued)
delivery of the transponders on the replacement satellite. The balance payable upon expected delivery of the transponders during the first quarter of 2000, in addition to the $9.1 million deposit previously paid, totals approximately $43.5 million.

GCI issued 20,000 shares of convertible redeemable accreting preferred stock ("Preferred Stock") on April 30, 1999. Proceeds totaling $20 million (before payment of costs and expenses) will be used for general corporate purposes, to repay outstanding GCI, Inc. indebtedness, and to provide additional liquidity. The Company's amended Senior Holdings Loan facilities limit use of such proceeds. The Preferred Stock contains a $1,000 per share liquidation preference, plus accrued but unpaid dividends and fees. Dividends are payable semi-annually at the rate of 8.5% of the liquidation preference. Prior to the four-year anniversary following closing, dividends are payable, at GCI's option, in cash or in additional fully-paid shares of Preferred Stock. Dividends are payable only in cash following the four-year anniversary of closing. Mandatory redemption is required 12 years from the date of closing.

GCI may redeem the Preferred Stock after the four-year anniversary of its issuance, and must redeem the Preferred Stock upon the occurrence of a triggering event. The holders may convert the Preferred Stock into GCI Class A common stock at any time after the four-year anniversary of the issuance of the Preferred Stock, at a price of $5.55 per share. At any time subsequent to the third anniversary following closing, and assuming the stock is trading at no less than two times the conversion price, GCI may require immediate conversion. The Preferred Stock, subject to lender approval, is exchangeable in whole or in part, at GCI's option, into subordinated debt with terms and conditions comparable to those governing the Preferred Stock. The Preferred Stock is senior to all other classes of GCI's equity securities, and has voting rights equal to that number of shares of common stock into which it can be converted.

Holders of the Preferred Stock shares will have the right to vote on all matters presented for vote to the holders of GCI common stock on an as-converted basis. Additionally, the Preferred Stock offering requires as long as the Preferred Stock shares remain outstanding and unconverted, the holders of it will have the right to vote, as a class, and GCI must obtain the written consent of holders of a majority (or higher as required by Alaska law) of that stock to take certain actions, some of which require shareholder approval necessitating amendment of GCI's Articles of Incorporation.

With the issuance of the Preferred Stock shares, the holders of that stock may recommend one individual to GCI's Board of Directors ("Board"). Under the terms of the Preferred Stock offering, the Board will expand its size from the present nine to ten seats and, upon qualification, appoint that individual to that new seat to serve until the next shareholder meeting. At that shareholder meeting, the individual would be required to stand for election to complete the term of the class of directors to which the individual was assigned. The offering also provides that the Board include the individual recommended by those holders on the subsequent Board slate for election of directors and actively to seek the election of that individual to the Board. The offering further provides that, should the holders of common stock of GCI not elect that individual, the holders of the Preferred Stock Shares will have the right to appoint an observer at the meetings of the Board. The offering also provides that these rights of the holders of Preferred Stock shares relating to the Board seat and observer are to remain effective so long as any of the Preferred Stock shares remain outstanding.

The long-distance services, local access services, cable services, Internet services and wireless services industries are experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to fund and implement new technologies. The Company is unable to determine how competition, technological changes and its net operating losses will affect its ability to obtain financing.



                                      30                            (Continued)

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources.

                          NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133. In June 1998, the Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Management of the Company expects that adoption of SFAS No. 133 will not have a material impact on the Company's year-end 2000 financial statements.

EITF 98-14. In March 1999, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") issued EITF Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements". EITF Issue 98-14 establishes guidelines regarding unamortized costs associated with a modified line-of-credit or revolving-debt arrangement and requires a debtor to compare the new and old borrowing capacities upon the modification of line-of-credit or revolving-debt arrangements. If the new borrowing capacity is equal to or greater than the old borrowing capacity, the debtor should defer and amortize any unamortized deferred costs over the term of the new arrangement. If the new borrowing capacity is less than that available under the previous arrangement, the debtor should amortize fees paid to the creditor and third-party costs over the new term, any unamortized costs from the old arrangement should be written off in proportion to the decreases in borrowing capacity, with remaining unamortized costs attributable to the old arrangement amortized over the term of the new arrangement. Management of the Company expects that adoption of EITF Issue 98-14 will result in a charge to interest expense of approximately $470,000 in the second quarter of 1999 resulting from the amended Holdings Loan Facilities agreements' reduced borrowing capacity.

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


                                      31                            (Continued)

        ----------------------------------------------- --------------------------------------------------------------------
                    Year 2000 Target Areas                               Compliance Validation Process
        ----------------------------------------------- --------------------------------------------------------------------
        1.   Business Computer Systems                         PHASE 1
        2.   Technical Infrastructure                   1. Team Formation               Completed 1st quarter 1997
        3.   End-User Computing                         2. Inventory Assessment         Completed 4th quarter 1998
        4.   Switching and Head-end Equipment           3. Compliance Assessment        Completed 4th quarter 1998
        5.   Logistics                                  4. Risk Assessment              Completed 4th quarter 1998
        6.   Facilities
        7.   Customers                                  ------------------------------- ------------------------------------
        8.   Suppliers/Key Service Providers                   PHASE 2
                                                        5. Resolution/Remediation       Expected completion 2nd quarter 1999
                                                        6. Validation                   Expected completion 3rd quarter 1999
                                                        7. Contingency Plan             Expected completion 3rd quarter 1999
                                                        8. Sign-Off Acceptance          Expected completion 4th quarter 1999
        ----------------------------------------------- ------------------------------- ------------------------------------

In 1997, the Company established a corporate-wide Year 2000 task force to address Y2K issues. This effort is comprehensive and encompasses software, hardware, electronic data interchange, networks, PC's, facilities, embedded chips, century certification, supplier and customer readiness, contingency planning, and domestic and international operations. The Company is currently on schedule and is more than 75% complete as of March 31, 1999. The Company has tested, replaced or upgraded most of its critical business applications and systems and has begun the century testing phase for these critical technology systems. The target date to repair or replace the remaining critical business information systems is June 30, 1999. The Company is assessing its telephone and cable systems and equipment and the target date to complete equipment and facilities efforts is also June 30, 1999. The Company has prioritized its third-party relationships as critical, severe or sustainable, has completed the assessment phase for third parties, has requested a Y2K contract warranty in many new key contracts and is developing contingency plans for critical third parties, including key customers, suppliers and other service providers. An assessment of its key customers showed that no significant impact to the Company is expected due to customer Y2K problems. The Company continues to evaluate other telecommunication companies which purchase the Company's services.

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



                                      32                            (Continued)

Costs to address year 2000 issues. Costs related to the Y2K issue are expensed as incurred and are funded through the Company's operating cash flows and its credit agreements. Through March 31, 1999, the Company has expensed incremental remediation costs totaling $1.4 million, with remaining incremental remediation costs estimated at approximately $2.6 million. Management must balance the requirements for funding discretionary capital expenditures with required year 2000 efforts given its limited resources. The Company has not deferred any critical information technology projects because of its Year 2000 program efforts, which are being addressed primarily through a dedicated team within the Company's information technology group.

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

Although the Company considers them unlikely, the Company believes that the following several situations, not in any particular order, make up the Company's most reasonably likely worst case Year 2000 scenarios:

    - Disruption of Electrical Power Supplies Resulting from Extended Regional Power Failure(s). The Company's major switching and information systems are protected by emergency standby electrical generators in the event of short-term power outages. If electrical supplies from regional electric utilities are disrupted for longer periods of time, the Company may be required to power-down its electronic switching, head-end and computer equipment. The Company is closely monitoring electrical utilities that provide service to the Company for their Year 2000 readiness. Based on their progress reports and completion of assessments, the Company believes that there will be no significant impact on its operations in the major communities served by the Company. Many of the electrical companies serving smaller rural communities employ equipment that is manual or controlled by non date-effecting equipment, however they may experience outages if they do not receive fuel from their suppliers.
    - Disruption of a Significant Customer's Ability to Accept Products or Pay Invoices. The Company's significant customers are large, well-informed customers, mostly in the telecommunications and oil and gas industries, who are disclosing information to their vendors that indicates they are well along the path toward Year 2000 compliance. These customers have demonstrated their awareness of the Year 2000 issue by issuing requirements of their suppliers and indicating the stages of identification and remediation which they consider adequate for progressive calendar quarters leading up to the century mark. The Company's significant customers, moreover, are substantial companies that the Company believes would be able to make adjustments in their processes as required to cause timely payment of invoices.
    - Disruption of Supplies and Materials. In early 1998 the Company began an ongoing process of surveying its vendors with regard to their Year 2000 readiness and is now in the process of assessing and cataloging their responses to the survey. The Company is hopeful of receiving adequate responses from remaining critical vendors and many non-critical vendors by June 30, 1999. The Company expects to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expects that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, the Company will arrange for back-up vendors before the changeover date. Supplies and materials necessary for invoicing and other functions will be acquired in bulk prior to December 31, 1999 to provide an adequate inventory to bridge up to three months of vendor supply chain disruptions.



                                      33                            (Continued)

    - Disruption of the Company's Administrative and Billing IT Systems. The Company has completed an upgrade of its current financial software systems to state-of-the-art systems and such process has required Year 2000 compliance in the various invitations for proposals. Year 2000 testing is occurring as upgrades proceed and, in addition, will occur after all upgrades are completed at the end of the first quarter of 1999. The Company's billing and information systems continue to be assessed and remediated. System processes have been prioritized so that critical date-sensitive systems and functionality are remediated first. Non-critical systems and functionality are remediated following critical systems. The Company's efforts are proceeding on-target and on-budget. Accordingly, the Company believes that, after assessment and remediation, if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected billing or information system error.
    - Disruption of the Company's Non-IT Systems. The Company continues to conduct a comprehensive assessment of all non-IT systems, including among other things its switching and head-end systems and operations, with respect to both embedded processors and obvious computer control. For some systems, upgrades are already scheduled and it is expected that the Phase 1 assessments will highlight by the end of the second quarter of 1999 any further remediation needs. Considering the nature of the equipment and systems involved, the Company expects that the timing of assessment to be such that it will be able to complete any remediation efforts on a reasonably short schedule, and in any case before arrival of the Year 2000. The Company also believes that, after such assessment and remediation, if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of well-maintained equipment.
    - De-Listing of Company as a Vendor to Certain Customers. Several of the Company's principal customers have required updated reports in the form of answers to extensive multiple-choice surveys on the Company's Year 2000 compliance efforts. According to these customers, failure to reply to the readiness survey would have led to de-listing as a service supplier at the present time, resulting in possible disqualification to bid on procurements requiring service delivery in the future. The Company has responded to these reports on a timely basis. The Company has not been disqualified as a supplier to any customers. Several significant customers have scheduled monitoring meetings during 1999.

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



                                      34                            (Continued)

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


                                      35                            (Continued)

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


PART I.
ITEM 3.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

The Company's Senior Holdings Loan carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, the Company's interest expense will increase or decrease accordingly. As of March 31, 1999, the Company had borrowed $106.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $1,067,000 in additional gross interest cost on an annualized basis.

The Company's Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 3.0%, or at the Company's choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at the Company's choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Should the Libor rate, the lenders' base rate or the leverage ratios change, the Company's interest expense will increase or decrease accordingly. As of March 31, 1999, the Company had borrowed $66.1 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $661,000 in additional gross interest cost on an annualized basis.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

           Information regarding pending legal proceedings to which the Company is a party is included in Note 5 of Notes to Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

               Exhibit 10.72 -     Consent and First Amendment to Credit
                                   Agreements dated November 14, 1997 *
               Exhibit 10.73 -     Second Amendment to $200,000,000 Amended and
                                   Restated Credit Agreement *
               Exhibit 10.74 -     Second Amendment to $50,000,000 Amended and
                                   Restated Credit Agreement *
               Exhibit 10.75 -     Third Amendment to $200,000,000 Amended and
                                   Restated Credit Agreement *
               Exhibit 10.76 -     Third Amendment to $50,000,000 Amended and
                                   Restated Credit Agreement *
               Exhibit 10.77 -     General Communication, Inc. Preferred Stock
                                   Purchase Agreement *
               Exhibit 10.78 -     Revised Qualified Employee Stock Purchase
                                   Plan of General Communication, Inc. *
               Exhibit 10.79 -     Statement of Stock Designation *
               Exhibit 27 -        Financial Data Schedule  *

           (b) Reports on Form 8-K filed during the quarter ended March 31, 1999
               - None


           ---------------------
           * Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   GCI, INC.

              Signature                                         Title                                Date
--------------------------------------      --------------------------------------------      ------------------

/s/                                         President and Director                               May 14, 1999
--------------------------------------      (Principal Executive Officer)                     ------------------
Ronald A. Duncan

/s/                                         Vice President and Director                          May 14, 1999
--------------------------------------                                                        ------------------
G. Wilson Hughes

/s/                                         Secretary, Treasurer and Director                    May 14, 1999
--------------------------------------      (Principal Financial and Accounting Officer)      ------------------
John M. Lowber


                                       38
