Form 10-Q
period 1999-06-30
GCI INC
filed 1999-08-16
CIK 75679

As filed with the Securities and Exchange Commission on August 16, 1999.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                                       GCI, INC.
                                A WHOLLY OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
                                                       FORM 10-Q
                                          FOR THE QUARTER ENDED JUNE 30, 1999

                                                         INDEX

                                                                                                    Page No.
                                                                                                    --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION


         Item l.     Consolidated Balance Sheets as of June 30, 1999
                        (unaudited) and December 31, 1998.................................................5

                     Consolidated Statements of Operations for the
                        three- and six-month periods ended June 30, 1999
                        (unaudited) and 1998 (unaudited)..................................................7

                     Consolidated Statements of Stockholders' Equity
                        for the six months ended June 30, 1999
                        (unaudited) and 1998 (unaudited)..................................................8

                     Consolidated Statements of Cash Flows for the six
                        months ended June 30, 1999 (unaudited)
                        and 1998 (unaudited)..............................................................9

                     Notes to Interim Condensed Consolidated Financial
                        Statements........................................................................10

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................................................18

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk...........................38


PART II.  OTHER INFORMATION

         Item 1.     Legal Proceedings....................................................................38

         Item 6.     Exhibits and Reports on Form 8-K.....................................................38

         Other items are omitted as they are not applicable.

SIGNATURES................................................................................................39


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996 ("Securities Reform Act"). These statements may be preceded by, followed by, or include the words "believes," "expects," "anticipates," or similar expressions. For those statements, GCI, Inc. and its direct and indirect subsidiaries (collectively, the "Company") claims protection of the safe-harbor for forward-looking statements contained in the Securities Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance and achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such statements. The reader is cautioned that important factors, such as the following risks, uncertainties, and other factors, in addition to those contained elsewhere in this document, could affect future results of the Company, its long-distance telecommunication services, local access services, Internet services and cable services and could cause those results to differ materially from those expressed in the forward-looking statements:

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

                                                                     (Continued)

     - Development and financing of telecommunication, local access, wireless, Internet and cable networks and services;
     - Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements;
     -  Availability of qualified personnel;
     - Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska (previously the Alaska Public Utilities Commission), and adverse outcomes from regulatory proceedings;
     -  The cost of the Company's Year 2000 compliance efforts;
     - Uncertainties in federal military spending levels and military base closures in markets in which the Company operates; and
     - Other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                              GCI, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                             June 30,        December 31,
                            ASSETS                                             1999              1998
---------------------------------------------------------------------    ----------------- -----------------
                                                                                 (Amounts in thousands)
Current assets:
     Cash and cash equivalents                                         $       19,781            12,008
                                                                         ----------------- -----------------
     Receivables:
         Trade                                                                 43,888            38,890
         Income taxes                                                             ---             4,262
         Other                                                                    307               412
                                                                         ----------------- -----------------
                                                                               44,195            43,564
     Less allowance for doubtful receivables                                    2,483               887
                                                                         ----------------- -----------------
         Net receivables                                                       41,712            42,677

     Prepaid and other current assets                                           3,522             2,212
     Deferred income taxes, net                                                 5,264             1,947
     Inventories                                                                2,382             1,878
     Notes receivable                                                             628               650
                                                                         ----------------- -----------------

         Total current assets                                                  73,289            61,372
                                                                         ----------------- -----------------

Restricted cash (note 3)                                                        3,978               ---
                                                                         ----------------- -----------------

Property and equipment in service, net                                        310,957           199,827
Construction in progress                                                        4,464           119,395
                                                                         ----------------- -----------------
         Net property and equipment                                           315,421           319,222
                                                                         ----------------- -----------------

Other assets:
     Cable franchise agreements, net of amortization                          192,726           195,308
     Other intangible assets, net of amortization                              44,833            45,391
     Deferred loan and senior notes costs, net of amortization                  9,303             9,877
     Transponder deposit (note 8)                                               9,100             9,100
     Notes receivable                                                           1,614             1,432
     Other assets, at cost, net of amortization (note 9)                        9,151             4,982
                                                                         ----------------- -----------------
         Total other assets                                                   266,727           266,090
                                                                         ----------------- -----------------

         Total assets                                                  $      659,415           646,684
                                                                         ================= =================

See accompanying notes to interim condensed consolidated financial statements.


                                       5                             (Continued)

                                               GCI, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                       (Continued)
                                                                           (Unaudited)
                                                                             June 30,        December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                              1999              1998
---------------------------------------------------------------------    ----------------- -----------------
                                                                                (Amounts in thousands)
   Current liabilities:
      Current maturities of long-term debt (note 4)                    $        1,891             1,799
      Current maturities of obligations under capital leases                      543               511
      Accounts payable                                                         25,522            27,550
      Accrued interest                                                          7,967             8,072
      Accrued payroll and payroll related obligations                           6,666             6,555
      Accrued liabilities                                                       4,491             3,197
      Subscriber deposits and deferred revenues                                 6,805             5,300
                                                                         ----------------- -----------------
         Total current liabilities                                             53,885            52,984

   Long-term debt, excluding current maturities (note 4)                      343,643           349,858
   Obligations under capital leases, including related party obligations,
      excluding current maturities                                              1,394             1,675
   Deferred income taxes, net of deferred income tax benefit                   38,154            38,275
   Other liabilities                                                            3,144             3,317
                                                                         ----------------- -----------------
         Total liabilities                                                    440,220           446,109
                                                                         ----------------- -----------------

   Stockholders' equity:
    Class A common stock (no par).  Authorized 10,000 shares;
      issued and outstanding 100 shares at June 30, 1999
      and December 31, 1998                                                   206,622           206,622
   Paid-in capital                                                             23,927             2,933
   Retained deficit                                                           (11,354)           (8,980)
                                                                         ----------------- -----------------
         Total stockholders' equity                                           219,195           200,575
                                                                         ----------------- -----------------
   Commitments and contingencies (note 8)
         Total liabilities and stockholders' equity                    $      659,415           646,684
                                                                         ================= =================

See accompanying notes to interim condensed consolidated financial statements.

                                                GCI, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (Unaudited)                       (Unaudited)
                                                           Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                          1999           1998               1999            1998
                                                     -------------- --------------     --------------- --------------
                                                            (Amounts in thousands, except per share amounts)

Revenues (note 7)                                  $      83,659         62,941            144,997         121,093

Cost of sales and services                                34,342         29,355             62,212          56,670
Selling, general and administrative                       25,236         23,543             48,774          43,877
Depreciation and amortization                             11,426          8,596             21,724          16,662
                                                     -------------- --------------     --------------- --------------

     Operating income                                     12,655          1,447             12,287           3,884

Interest expense, net                                      8,160          4,767             15,120           9,711
                                                     -------------- --------------     --------------- --------------

     Net income (loss) before income taxes and
       cumulative effect of a change in
       accounting principle                                4,495         (3,320)            (2,833)         (5,827)

Income tax expense (benefit)                               2,004         (1,254)              (803)         (2,145)
                                                     -------------- --------------     --------------- --------------

     Net income (loss) before cumulative effect
       of a change in accounting principle                 2,491         (2,066)            (2,030)         (3,682)

Cumulative effect of a change in accounting
   principle, net of income tax benefit of $245              ---            ---                344             ---
                                                     -------------- --------------     --------------- --------------

     Net income (loss)                             $       2,491         (2,066)            (2,374)         (3,682)
                                                     ============== ==============     =============== ==============

Basic income (loss) per common share:
   Income (loss) before cumulative effect of a
     change in accounting principle                $      24,910        (20,660)           (20,300)        (36,820)
   Cumulative effect of a change in accounting
     principle                                               ---            ---              3,440             ---
                                                     -------------- --------------     --------------- --------------
     Net income (loss)                             $      24,910        (20,660)           (23,740)        (36,820)
                                                     ============== ==============     =============== ==============

Diluted income (loss) per common share:
   Income (loss) before cumulative effect of a
     change in accounting principle                $      24,910        (20,660)           (20,300)        (36,820)
   Cumulative effect of a change in accounting
     principle                                               ---            ---              3,440             ---
                                                     -------------- --------------     --------------- --------------
     Net income (loss)                             $      24,910        (20,660)           (23,740)        (36,820)
                                                     ============== ==============     =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                                     GCI, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                             Shares of
                                                              Class A         Class A
(Unaudited)                                                   Common          Common          Paid-in        Retained
(Amounts in thousands)                                        Stock           Stock           Capital         Deficit
                                                         -----------------------------------------------------------------
Balances at December 31, 1997                                  100           $ 206,622            ---          (2,183)
Net loss                                                       ---                 ---            ---          (3,682)
Contribution from General Communication, Inc.                  ---                 ---            350             ---
                                                         -----------------------------------------------------------------

Balances at June 30, 1998                                      100           $ 206,622            350          (5,865)
                                                         =================================================================

Balances at December 31, 1998                                  100           $ 206,622          2,933          (8,980)
Net loss                                                       ---                 ---            ---          (2,374)
Contribution from General Communication, Inc. (note 5)         ---                 ---         20,994             ---
                                                         -----------------------------------------------------------------
Balances at June 30, 1999                                      100           $ 206,622         23,927         (11,354)
                                                         =================================================================

See accompanying notes to interim condensed consolidated financial statements.

                                                GCI, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             (Unaudited)
                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                         1999            1998
                                                                                    -------------- --------------
                                                                                        (Amounts in thousands)
        Cash flows from operating activities:
          Net loss                                                                $     (2,374)         (3,682)
            Adjustments to reconcile net loss to net cash provided (used) by operating activities:
                Depreciation and amortization                                           21,724          16,662
                Amortization charged to costs of sales and service and
                  selling, general and administrative                                      894             299
                Deferred income tax (benefit) expense                                   (1,048)          2,071
                Deferred compensation and compensatory stock options                       417              90
                Non-cash cost of sales                                                   3,703             ---
                Bad debt expense, net of write-offs                                      1,596             (12)
                Employee Stock Purchase Plan expense funded with Class A
                  common stock issued by General Communication, Inc.                     1,153             ---
                Write-off of unamortized start-up costs                                    589             ---
                Write-off of deferred debt issuance costs upon modification
                  of Senior Holdings Loan                                                  472             ---
                Other noncash income and expense items                                      34             147
                Change in operating assets and liabilities (note 2)                     (4,660)        (10,283)
                                                                                    -------------- --------------
                  Net cash provided by operating activities                             22,500           5,292
                                                                                    -------------- --------------

        Cash flows from investing activities:
           Purchases of property and equipment, including construction period
             interest                                                                  (23,227)        (94,853)
           Restricted cash investment                                                   (3,978)         39,406
           Purchases of other assets                                                      (329)         (3,335)
           Notes receivable issued                                                        (365)           (200)
           Payments received on notes receivable                                           149             610
                                                                                    -------------- --------------
                  Net cash used in investing activities                                (27,750)        (58,372)
                                                                                    -------------- --------------

        Cash flows from financing activities:
          Long-term borrowings - bank debt and leases                                   13,776          52,382
          Repayments of long-term borrowings and capital lease obligations             (20,223)           (900)
          Payment of debt issuance costs and loan commitment fees                         (495)         (1,526)
          Cash contribution from General Communication, Inc.                            19,965             350
                                                                                    -------------- --------------
                  Net cash provided by financing activities                             13,023          50,306
                                                                                    -------------- --------------

                  Net increase (decrease) in cash and cash equivalents                   7,773          (2,774)

                  Cash and cash equivalents at beginning of period                      12,008           3,048
                                                                                    -------------- --------------

                  Cash and cash equivalents at end of period                      $     19,781             274
                                                                                    ============== ==============

        See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)        General

           Basis of Presentation
           GCI, Inc. was incorporated in 1997 to effect the issuance of senior notes as further described in GCI, Inc.'s annual report on Form 10-K at December 31, 1998. GCI, Inc., as a wholly owned subsidiary of General Communication, Inc. ("GCI"), received through its initial capitalization all ownership interests in subsidiaries previously held by GCI.

           (a)   Business
                 The Company offers long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries. Cable television services are offered throughout Alaska and facilities-based competitive local access services are offered in Anchorage, Alaska. The Company provides services to certain common carriers terminating traffic in Alaska and certain other points in remaining United States, interstate and intrastate private line services, Internet services, managed services to certain commercial customers and sells and services dedicated communications systems and related equipment. Private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States are offered and the Company owns and leases capacity on two undersea fiber optic cables used in the transmission of interstate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries.

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

           (c)   Net Income (Loss) Per Common Share

                 Shares used to  calculate  net income  (loss) per common  share consist of the following :
                                                                  Three-Months Ended            Six-Months Ended
                                                                       June 30,                     June 30,
                                                                   1999         1998             1999         1998
                                                               ------------ ------------    ------------- ------------
                    Weighted average common shares outstanding       100          100             100           100
                    Common equivalent shares outstanding             ---          ---             ---           ---
                                                               ------------ ------------    ------------- ------------
                                                                     100          100             100           100
                                                               ============ ============    ============= ============

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



                                       10                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            (d)  Cumulative Effect of a Change in Accounting Principle
                 In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Management of the Company adopted SOP 98-5 in the first quarter of 1999 resulting in the recognition of a one-time expense of $344,000 (net of income tax benefit of $245,000) associated with the write-off of unamortized start-up costs. Pro forma net loss and net loss per common share for the six-months ended June 30, 1998 approximate amounts reflected in the accompanying interim condensed consolidated financial statements.

            (e)  Reclassifications
                 Reclassifications   have  been  made  to  the  1998   financial
                 statements to make them comparable with the 1999 presentation.

            (f)  Other
                 The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2)        Consolidated  Statements of Cash Flows Supplemental Disclosures

           Changes in operating  assets and  liabilities  consist of (amounts in thousands):
                Six-month periods ended June 30,                                           1999         1998
                                                                                       ------------- ------------
                 Increase in receivables                                             $    (3,702)       (7,046)
                 (Increase) decrease in income tax receivable                              1,965        (4,118)
                 (Increase) decrease in prepaid and other current assets                  (1,235)          578
                 Increase in inventory                                                      (504)         (693)
                 Decrease in accounts payable                                             (2,028)       (1,788)
                 Increase in accrued liabilities                                           1,005           138
                 Increase in accrued payroll and payroll related obligations                 111         1,315
                 Increase (decrease) in accrued interest                                    (105)          800
                 Increase in deferred revenues                                               314           542
                 Decrease in other liabilities                                              (481)          (11)
                                                                                       ------------- ------------
                                                                                     $    (4,660)      (10,283)
                                                                                       ============= ============

                                       11                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           No income taxes were paid during the six-month periods ended June 30, 1999 and 1998. Income tax refunds of $1,965,000 and $0 were received during the six-month periods ended June 30, 1999 and 1998, respectively.

           Interest  paid  totaled   $16,239,000  and  $13,011,000   during  the
           six-month periods ended June 30, 1999 and 1998, respectively.

(3)        Restricted Cash
           In June 1999, the Company completed a sale of fiber optic cable system capacity constructed by the Company (see note 6). The Fiber Facility Loan requires a portion of the proceeds to be used to repay the Fiber Facility Loan. Funds to be used to repay the Fiber Facility Loan were classified as Restricted Cash at June 30, 1999.

(4)        Long-term Debt
           On January 27, 1998, the Company, through Alaska United Fiber System Partnership ("Alaska United"), closed a $75,000,000 project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle (see note 6). Borrowings under the Fiber Facility totaled $75,000,000 at June 30, 1999, the maximum amount available under the Fiber Facility agreement.

(5)        Cash Contribution from GCI
           GCI issued 20,000 shares of convertible redeemable accreting preferred stock on April 30, 1999. Proceeds totaling $20 million (before payment of costs and expenses) were used for the Company's general corporate purposes, to repay the Company's outstanding indebtedness, and to provide additional liquidity for the Company. The Company's amended Senior Holdings Loan facilities limit use of such proceeds.

(6)        Fiber Optic Cable System
           In February 1999 the Company completed construction of the undersea portion of a fiber optic cable system connecting the cities of Anchorage, Juneau and Seattle via a subsea route. Subsea and terrestrial connections extended the fiber optic cable to Fairbanks via Whittier and Valdez. The total system cost was approximately $125 million, a portion of which was allocated to cost of sales in April 1999. Construction efforts concluded in early February 1999, with commercial services commencing at that time.

(7)        Industry Segments Data
           The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manage and offer distinct products with different production and delivery processes.

           The Company has four reportable segments as follows:

               Long-distance services. A full range of common-carrier long-distance services are offered to business, government, other telecommunications companies and consumer customers, through its networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations.

               Cable services. The Company provides cable television services to residential, commercial and government users in the State of Alaska. The Company's cable systems serve 26 communities


                                       12                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. Anchorage and Juneau cable plant upgrades in 1998 and 1999 enabled the Company to offer digital cable television services and retail cable modem service (through its Internet services segment) in Anchorage and Juneau, complementing its existing service offerings. The Company plans to expand its product offerings as plant upgrades are completed in other communities in Alaska.

               Local access services. The Company introduced facilities based competitive local exchange services in Anchorage in 1997. The Company has announced plans to ultimately provide similar competitive local exchange services in Alaska's other major population centers, as access is allowed by the Regulatory Commission of Alaska ("RCA").

               Internet services. The Company began offering wholesale and retail Internet services in 1998. Deployment of the new undersea fiber optic cable system (see note 6) allows the Company to offer enhanced services with high-bandwidth requirements.

           Services provided by the Company that are included in the "Other" segment in the tables that follow are managed services, product sales, and cellular telephone services. Included in the Other segment are the results of insignificant business units described above which do meet the quantitative thresholds for determining reportable segments. None of these business units have ever met the quantitative thresholds for determining reportable segments. Also included in the Other segment is a $19.5 million sale of undersea fiber optic cable system capacity, and corporate related expenses including marketing, customer service, management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses.

           The Company  evaluates  performance and allocates  resources based on
           (1) earnings or loss from operations before depreciation, amortization, net interest expense, income taxes and cumulative effect of a change in accounting principle, and (2) operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Company's December 31, 1998 annual report on Form 10-K. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

           All revenues are earned through sales of services and products within the United States of America. All of the Company's long-lived assets are located within the United States of America.

           Summarized financial information  concerning the Company's reportable segments  follows  for the  six-months  ended June 30,  1999 and 1998
           (amounts in thousands):
                                                       Long-                    Local
                                                     Distance      Cable        Access     Internet
                                                     Services     Services     Services    Services     Other     Total
                                                   ------------------------------------------------------------------------
                              1999
                              ----
              Revenues:
                Intersegment                         $   4,124       1,159       1,422         ---         ---      6,705
                External                                75,656      31,129       7,478       4,503      26,231    144,997
                                                   ------------------------------------------------------------------------
                   Total revenues                    $  79,780      32,288       8,900       4,503      26,231    151,702
                                                   ========================================================================


                                       13                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                       Long-                    Local
                                                     Distance      Cable        Access     Internet
                                                     Services     Services     Services    Services     Other     Total
                                                   ------------------------------------------------------------------------
              Earnings (loss) from operations
                before depreciation, amortization,
                net interest  expense, income
                taxes and cumulative effect of a
                change in accounting principle       $  26,370      18,346        (166)     (3,559)     (6,585)    34,406
                                                   ========================================================================

              Operating income (loss)                $  20,780       9,566      (2,763)     (4,090)    (10,811)    12,682
                                                   ========================================================================

                              1998
                              ----
              Revenues:
                Intersegment                         $     314         692         355         ---         ---      1,361
                External                                80,017      28,242       3,062       1,917       7,855    121,093
                                                   ------------------------------------------------------------------------
                   Total revenues                    $  80,331      28,934       3,417       1,917       7,855    122,454
                                                   ========================================================================

              Earnings (loss) from operations
                before depreciation,
                amortization, net interest
                expense and income taxes             $  30,346      14,224      (2,611)       (835)    (20,513)    20,611
                                                   ========================================================================

              Operating income (loss)                $  26,860       6,363      (3,911)     (1,005)    (24,358)     3,949
                                                   ========================================================================

           A reconciliation  of total segment revenues to consolidated  revenues follows:
                 Six-months ended June 30,                                          1999           1998
                                                                               ------------- --------------
                 Total segment revenues                                       $    151,702        122,454
                 Less intersegment revenues eliminated in consolidation             (6,705)        (1,361)
                                                                               ------------- --------------
                      Consolidated revenues                                   $    144,997        121,093
                                                                               ============= ==============


                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           A  reconciliation  of total segment  earnings from operations  before depreciation,  amortization,  net interest expense,  income taxes and cumulative effect of a change in accounting principle to consolidated net loss before  income  taxes and  cumulative  effect of a change in accounting principle follows:
                 Six-months ended June 30,                                          1999           1998
                                                                              -------------- --------------
                 Total segment  earnings from  operations  before
                   depreciation, amortization, net interest expense,
                   income  taxes  and cumulative effect of a change in
                   accounting principle                                       $     34,406         20,611
                 Less intersegment contribution eliminated in consolidation           (395)           (65)
                                                                              -------------- --------------
                      Consolidated earnings from operations before
                        depreciation, amortization, net interest expense,
                        income taxes and cumulative effect of a change in
                        accounting principle                                        34,011         20,546
                 Depreciation and amortization                                      21,724         16,662
                                                                              -------------- --------------
                      Consolidated operating income                                 12,287          3,884
                 Interest expense, net                                             (15,120)        (9,711)
                                                                              -------------- --------------
                      Consolidated net loss before income taxes and
                        cumulative effect of a change in accounting
                        principle                                             $     (2,833)        (5,827)
                                                                              ============== ==============

           A  reconciliation  of total segment  operating income to consolidated net loss before  income  taxes and  cumulative  effect of a change in accounting principle follows:
                 Six-months ended June 30,                                          1999           1998
                                                                               ------------- --------------
                 Total segment operating income (loss)                        $     12,682          3,949
                 Less intersegment contribution eliminated in consolidation           (395)           (65)
                                                                               ------------- --------------
                      Consolidated operating income                                 12,287          3,884
                 Interest expense, net                                             (15,120)        (9,711)
                                                                               ------------- --------------
                      Consolidated net loss before income taxes and
                        cumulative effect of a change in accounting
                        principle                                             $     (2,833)        (5,827)
                                                                               ============= ==============

  (8)      Commitments and Contingencies

           Deferred Compensation Plan
           The Company's non-qualified, unfunded deferred compensation plan provides a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and provides a means for certain other deferrals of compensation. The Company may, at its discretion, contribute matching deferrals equal to the rate of matching selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general


                                       15                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           creditors of the Company with respect to deferred compensation plan benefits. No compensation was deferred pursuant to the plan during the six-month periods ended June 30, 1999 and 1998.

           Satellite Transponders
           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The launch of the satellite in August 1998 failed. The Company did not assume launch risk and the launch has been rescheduled for the second quarter of 2000. The Company will continue to lease transponder capacity until the delivery of the transponders on the replacement satellite. The balance payable upon expected delivery of the transponders during the second quarter of 2000, in addition to the $9.1 million deposit previously paid, totals approximately $43.5 million.

           Self-Insurance
           The Company is self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $570,000 was recorded at June 30, 1999 to cover estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While management uses what it believes is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

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

           Cable Service Rate Reregulation
           Effective March 31, 1999, the rates for cable programming services (service tiers above basic service) are no longer regulated. This regulation ended pursuant to provisions of the Telecommunications Act of 1996 and the regulations adopted pursuant thereto by the FCC.

           Federal law still permits regulation of basic service rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system's subscribers request such regulation by filing a petition with the RCA. At June 30, 1999, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 8.0% of the Company's total basic service subscribers at June 30, 1999.) Juneau's current rates have been approved by the RCA and there are no other pending filings with the RCA, therefore, there is no refund liability for basic service at this time.



                                       16                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           Year 2000
           In 1997, the Company initiated a plan to identify, assess and remediate Year 2000 issues within each of its significant computer programs and certain equipment which contain micro-processors. The plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company has divided the plan into two major phases. The first phase, including team formation, inventory assessment, compliance assessment and risk assessment, were completed during 1998. The second phase, including resolution/remediation, validation, contingency planning and sign-off acceptance, was in progress at June 30, 1999. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The conversion of all critical and service delivery systems is complete. The current budget for the total cost of remediation (including replacement software and hardware) and testing, as set forth in the plan, is approximately $4.0 million.

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

  (9)      Subsequent Event

           The Company announced in August 1999 that an agreement pertaining to a second $19.5 million sale of fiber capacity to Alaska Communications Systems had been executed. The agreement requires Alaska Communications Systems to acquire $19.5 million of additional capacity during the 18-month period following the effective date of the contract. Costs associated with the capacity to be sold have been classified as Other assets in the accompanying interim condensed consolidated financial statements at June 30, 1999.

PART I.
ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

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

                                    OVERVIEW

The Company has experienced significant growth in recent years through strategic acquisitions, deploying new business lines, and expansion of its existing businesses. The Company has historically met its cash needs for operations through its cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided largely through the Company's financing activities.

Long-distance services. The Company's provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally MCI WorldCom, Inc. ("MCI WorldCom") and Sprint Corp. ("Sprint")), and provision of private line and leased dedicated capacity services accounted for 82.4% and 17.6%, respectively, of the Company's total long-distance services revenues during the second quarter of 1999. Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use.

The Company's long-distance cost of sales and services has consisted principally of the direct costs of providing services, including local access charges paid to Local Exchange Carriers ("LECs") for the origination and termination of long-distance calls in Alaska, and fees paid to other long-distance carriers to carry calls that terminate in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI WorldCom's network, and international locations, which calls are carried principally over Sprint's network). During the second quarter of 1999, local access charges accounted for 56.7% of long-distance cost of sales and services, fees paid to other long-distance carriers represented 28.8%, satellite transponder lease and undersea fiber maintenance costs represented 12.1%, and other costs represented 2.4% of long-distance cost of sales and services.

The Company's long-distance selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance selling, general, and administrative expenses, 27.0% during the second quarter of 1999, represents the cost of the Company's advertising, promotion and market analysis programs.



                                       18                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. The number of active long-distance residential, commercial and small business customers increased 1.5% at June 30, 1999 as compared to June 30, 1998, and increased 7.5% as compared to December 31, 1998. The Company believes its approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow it to be competitive in providing those services.

Revenues derived from other common carriers decreased 5.4% in the second quarter of 1999 as compared to the second quarter of 1998 due primarily to reduced rates charged to such carriers and a change in the mix of wholesale minutes carried for such customers. The Company secured contract amendments during the second quarter of 1999 with MCI WorldCom and Sprint which provided, among other things, for three year contract term extensions. Other common carrier traffic routed to the Company for termination in Alaska is largely dependent on traffic routed to MCI WorldCom and Sprint by their customers. Pricing pressures, new program offerings and market consolidation continue to evolve in the markets served by MCI WorldCom and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, the Company's traffic will also likely be reduced, and the Company's pricing may be reduced to respond to competitive pressures. The Company is unable to predict the effect on the Company of such changes, however given the materiality of other common carrier revenues to the Company, a significant reduction in traffic or pricing could have a material adverse effect on the Company's financial position, results of operations and liquidity.

Cable services. During the second quarter of 1999, cable television revenues represented 17.8% of consolidated revenues. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

The Company  generates cable services  revenues from three primary sources:  (1)
programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During the second quarter of 1999 programming services generated 84.5% of total cable services revenues, equipment rental and installation fees accounted for 8.8% of such revenues, advertising sales accounted for 5.0% of such revenues, and other services accounted for the remaining 1.7% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, and the average number of subscribers during a given reporting period.

The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising and rental expense. During the second quarter of 1999 programming and copyright expenses represented 43.9% of total cable cost of sales and selling, general and administrative expenses, and general and administrative costs represented 39.8% of such total. Marketing and advertising costs represented approximately 16.3% of such total expenses.

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



                                       19                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Local access services. The Company generates local access services revenues from four primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Effective March 1999 the Company transitioned to the "bill and keep" cost settlement method for termination of traffic on its and other's facilities. Local exchange services revenues totaled $3.8 million representing 4.5% of consolidated revenues in the second quarter of 1999. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to the Company's services during a given reporting period and the average monthly rates charged for non-traffic sensitive services.

Operating and engineering expenses represented approximately 4.6% of total local access services cost of sales and selling, general and administrative expenses during the second quarter of 1999. Marketing and advertising costs represented approximately 7.6% of such total expenses, customer service and general and administrative costs represented approximately 51.0% of such total expenses, and local access cost of sales represented approximately 36.8% of such total expenses. The Company expects that it will generate net operating losses from local exchange services for the year ended December 31, 1999.

The Company's local access services face significant competition in Anchorage from Alaska Communications Systems and AT&T Alascom, Inc. The Company believes its approach to developing, pricing, and providing local access services will allow it to be competitive in providing those services.

Internet services. The Company began offering Internet services in several markets in Alaska during 1998. The Company generates Internet services revenues from three primary sources: (1) access product services, including commercial dedicated access ("DIAS"), Internet service provider ("ISP") DIAS, and retail dial-up service revenues; (2) SchoolAccess(TM) DIAS and server revenues; and (3) network management services. Internet services revenues totaled $2.5 million representing 3.0% of total revenues in the second quarter of 1999. The primary factors that contribute to year-to-year changes in Internet services revenues are the average number of subscribers to the Company's services during a given reporting period, the average monthly subscription rates, and the number of additional premium features selected.

Operating and general and administrative expenses represented approximately 47.6% of total Internet services cost of sales and selling, general and administrative expenses during the second quarter of 1999. Internet cost of sales represented approximately 42.2% of such total expenses and marketing and advertising represented approximately 10.2% of such total expenses.

Significant new marketing campaigns were introduced in the first two quarters of 1999 featuring bundled residential and commercial Internet products. Additional bandwidth was made available to the Company's Internet segment resulting from completion of the Alaska United undersea fiber optic cable project. The new Internet offerings are coupled with the Company's long-distance and local services offerings and provide free basic Internet services or discounted premium Internet services if certain long-distance or local services plans are selected. Value-added premium Internet features are available for additional charges.

The Company competes with a number of Internet service providers in its markets. The Company believes its approach to developing, pricing, and providing Internet services will allow it to be competitive in providing those services.

Other services, other expenses and net loss. Telecommunications services revenues reported in the Other segment as described in note 7 to the accompanying interim condensed consolidated financial statements include sales of fiber optic system capacity (see below), corporate network management contracts,


                                       20                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

telecommunications equipment sales and service, other miscellaneous revenues (including revenues from cellular resale services, from prepaid and debit calling cards sales, and installation and leasing of customers' very small aperture terminal ("Vsat") equipment).

During the second quarter of 1999 the Company completed a $19.5 million sale of long-haul capacity in the Alaska United undersea fiber optic cable system ("fiber capacity sale") to Alaska Communications Systems in a cash transaction. The sale includes both capacity within Alaska, and between Alaska and the lower 48 states. Revenues and cost of sales associated with the capacity sale are reported in the Other services segment. The Company announced in August 1999 that an agreement pertaining to a second $19.5 million sale of fiber capacity to Alaska Communications Systems had been executed. The agreement requires Alaska Communications Systems to acquire $19.5 million of additional capacity during the 18-month period following the effective date of the contract.

Other services segment revenues during the second quarter of 1999 include the fiber capacity sale proceeds, telecommunications equipment sales totaling $2.1 million, network solutions and outsourcing revenues totaling $930,000, and cellular resale and other revenues totaling $750,000.

The Company began developing plans for PCS service deployment in 1995 and subsequently conducted a technical trial of its candidate technology. The Company has invested approximately $2.2 million in its PCS license at June 30, 1999. PCS licensees are required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within 10 years. The Company continues to reevaluate its wireless strategy and expects that such strategy will allow retention of the PCS license pursuant to its terms.

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



                                       21                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:

(Underlying data rounded to the nearest thousands)

                                                        Three Months Ended June 30,             Six Months Ended June 30,
                                                                            Percentage                               Percentage
                                                                            Change (1)                               Change (1)
                                                                             1999 vs.                                 1999 vs.
      (Unaudited)                                    1999        1998          1998          1999         1998         1998
                                                     ----        ----          ----          ----         ----         ----
      Revenues
          Long-distance services                      46.8%       65.8%       (5.3%)         52.9%       66.3%         (4.4%)
          Cable services                              17.8%       22.2%        6.4%          20.7%       23.3%          6.4%
          Local access services                        4.6%        3.2%       90.0%           5.2%        2.6%        141.9%
          Internet services                            3.0%        2.4%       66.7%           3.1%        2.2%         66.7%
          Other services                              27.8%        6.4%      482.5%          18.1%        5.6%        285.3%
                                                 ------------------------------------------------------------------------------
             Total revenues                          100.0%      100.0%       32.9%         100.0%      100.0%         19.7%

      Cost of sales and services                      41.1%       46.6%       16.7%          42.9%       46.8%          9.7%
      Selling, general and administrative
        Expenses                                      29.1%       37.3%        3.7%          33.6%       36.3%         10.9%
      Depreciation and amortization                   13.7%       13.7%       33.5%          15.0%       13.8%         29.8%
                                                 ------------------------------------------------------------------------------
             Operating income (loss)                  16.2%        2.4%      812.3%           8.5%        3.1%         215.8%
             Net income (loss) before income
               taxes and cumulative effect of a
               change in accounting principle          5.4%       (5.3%)     237.4%          (2.1%)      (4.8%)       (50.7%)
             Net income (loss) before
               cumulative effect of a change in
               accounting principle                    3.0%       (3.3%)     220.6%          (1.4%)      (3.1%)       (44.3%)
             Net income (loss)                         3.0%       (3.3%)     220.6%          (1.6%)      (3.1%)       (36.0%)

         --------------------------
         (1)Percentage change in underlying data.

      THREE MONTHS ENDED JUNE 30, 1999 ("1999") COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 ("1998")

      Revenues. Total revenues increased 32.9% from $62.9 million in 1998 to $83.7 million in 1999. Long-distance revenues from commercial, residential, governmental, and other common carrier customers decreased 5.3% from $41.4 million in 1998 to $39.2 million in 1999. Long-distance revenues decreased notwithstanding a 1.4% increase in the number of active residential, small business and commercial customers billed from 86,900 at June 30, 1998 to 88,100 at June 30, 1999, new revenues in 1999 totaling $1.1 million from the lease of three DS3 circuits on Alaska United facilities within Alaska, and between


                                       22                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

      Alaska and the lower 48 states, a 11.5% increase in interstate minutes of use to 186.4 million minutes, and a 6.5% increase in intrastate minutes of use to 37.4 million minutes.

      The decrease in long-distance revenues was primarily due to a 18.9% reduction in the Company's average rate per minute on long-distance traffic from $0.169 per minute in 1998 to $0.137 per minute in 1999. Changes in wholesale product mix and reduced rates on other common carrier traffic (principally MCI WorldCom and Sprint) offset other common carrier wholesale minutes growth of 16.8%, resulting in a 7.0% decrease in revenues, from $15.8 million in 1998 to $14.7 million in 1999. The decrease in rates also resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates, such new plans being prompted in part by the Company's primary long-distance competitor, AT&T Alascom, reducing its rates and entry of LECs into long-distance markets served by the Company.

      Cable revenues increased 6.4% from $14.0 million in 1998 to $14.9 million in 1999. Programming services revenues increased 2.3% to $12.6 million in 1999 resulting from an increase of approximately 5,200 basic subscribers served by the Company at June 30, 1999 as compared to June 30, 1998, an increase of $1.77 in revenue per average basic subscriber per month and increased pay-per-view and premium service revenues. New facility construction efforts in the summer of 1998 resulted in approximately 2,700 additional homes passed which contributed to additional subscribers and revenues in 1999. Other factors included facility upgrades which allowed the introduction of digital cable services in Anchorage in the fourth quarter of 1998, increased promotional and advertising efforts in the fourth quarter of 1998 and the first two quarters of 1999, and increases in basic and premium service rates in certain locations. Equipment rental and installation revenues increased 20.5% to $1.3 million in 1999 due to increased equipment rentals and installation services provided by the Cable services industry segment.

      Local access services revenues increased 90.0% from $2.0 million in 1998 to $3.8 million in 1999. At June 30, 1999 approximately 38,000 lines were in service and approximately 1,800 additional lines were awaiting connection.

      Internet services revenues (including SchoolAccess(TM) services) increased 66.7% from $1.5 million in 1998 to $2.5 million in 1999. The Company had approximately 32,000 active residential, commercial and small business retail and wholesale dial-up subscribers to its Internet service at June 30, 1999.

      Other services revenues increased 482.5% from $4.0 million in 1998 to $23.3 million in 1999. The 1999 increase was due to the fiber capacity sale as previously described.

      Cost of sales and services. Cost of sales and services totaled $29.4 million in 1998 and $34.3 million in 1999. As a percentage of total revenues, cost of sales and services decreased from 46.6% in 1998 to 41.0% in 1999. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to the impact of the fiber capacity sale and changes in the Company's product mix due to continuing development of new product lines (local access services and Internet). The overall margin improvement was partially offset by increased long-distance cost of sales as a percentage of long-distance revenues and increased cable services cost of sales as a percentage of cable services revenues.

      Long-distance cost of sales as a percentage of long-distance revenues increased from 48.0% in 1998 to 53.8% in 1999. The increase is primarily attributed to the decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by the Company. Partially offsetting the 1999 increase as compared to 1998 are reductions in access costs due to avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own network instead of paying


                                       23                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

      other carriers to distribute and terminate its traffic. The Company expects to realize additional cost savings as traffic carried on its own local services facilities grows.

      Cable cost of sales and services as a percentage of revenues are generally less than are long-distance, local access and Internet services cost of sales and services as a percentage of revenues. Cable services rate increases did not keep pace with increases in programming and copyright costs in 1999. Programming costs increased on most of the Company's offerings and the Company incurred additional costs on new programming introduced in 1998 and 1999. Changes in the product mix provided to customers also impacts cable cost of sales and services as a percentage of revenues.

      Local access services cost of sales and services totaled 46.8% and 60.9% as a percentage of 1999 and 1998 local access services revenues, respectively. Internet services cost of sales and services totaled 35.9% and 117.1% as a percentage of the 1999 and 1998 Internet services revenues, respectively. The Company's local access operations commenced in 1997 and Internet services operations commenced in 1998. Fluctuations in cost of sales and services as a percentage of revenues are expected to occur as new product lines continue to develop and mature.

      Selling,  general  and  administrative  expenses.   Selling,  general  and
      administrative expenses increased 7.2% from $23.5 million in 1998 to $25.2 million in 1999. The 1999 increase resulted from:

        - Increased costs associated with operations and maintenance of the Alaska United fiber optic cable system that was placed into service in early February, 1999. 1999 costs totaled $871,000 as compared to $49,000 in 1998.
        - Internet services operating, engineering, sales, customer service and administrative cost increases, from $129,000 in 1998 as compared to $1.2 million in 1999. The Company gradually introduced its Internet services through the third quarter of 1998 and increased advertising efforts in the fourth quarter of 1998 and first and second quarters of 1999. The increase in costs was necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in the Company's Internet services customer base.
        -  Increased allowance for doubtful accounts receivable.

      Selling, general and administrative expenses, as a percentage of revenues, decreased from 37.4% in 1998 to 30.2% in 1999 primarily as a result of the significant revenues derived from the fiber capacity sale without a proportionate increase in selling, general and administrative expenses.

      Depreciation and amortization. Depreciation and amortization expense increased 32.6% from $8.6 million in 1998 to $11.4 million in 1999. The increase is attributable to the Company's $58.4 million investment in equipment and facilities placed into service during 1998 for which a full year of depreciation will be recorded during 1999, the Alaska United undersea fiber optic cable system placed into service in the first quarter of 1999 for which 11 months of depreciation will be recorded during 1999, and the $23.2 million investment in equipment and facilities during the first two quarters of 1999 for which a partial year of depreciation will be recorded in 1999.

      Interest expense, net. Interest expense, net of interest income, increased 70.8% from $4.8 million in 1998 to $8.2 million in 1999. This increase resulted primarily from increases in the Company's average outstanding indebtedness associated with construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, and investment in local access services equipment and facilities. During 1998 interest expense was offset in part by capitalized construction period interest. During 1999 the Company experienced a significant reduction in the amount of construction period interest capitalized due to


                                       24                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

      the completion of the Alaska United undersea fiber optic cable system which was placed into service in early February 1999. The Company charged to interest expense $470,000 of deferred financing costs in the second quarter of 1999 resulting from the amendment to the Holdings Loan Facilities which reduced borrowing capacity (see Liquidity and Capital Resources).

      Income tax expense (benefit). Income tax expense (benefit) totaled ($1.3) million in 1998 and $2.0 million in 1999. The increase in income tax expense in 1999 was due to an increase in net income before income taxes and cumulative effect of a change in accounting principle in 1999 as compared to 1998. The Company's effective income tax rate increased from 37.8% in 1998 to 44.6% in 1999 due to the increased net income and the proportional amount of items that are nondeductible for income tax purposes.

      SIX MONTHS ENDED JUNE 30, 1999 ("1999") COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 ("1998")

      Revenues. Total revenues increased 19.7% from $121.1 million in 1998 to $145.0 million in 1999. Long-distance revenues from commercial, residential, governmental, and other common carrier customers decreased 4.4% from $80.3 million in 1998 to $76.8 million in 1999. Long-distance revenues decreased notwithstanding a 7.4% increase in the number of active residential, small business and commercial customers billed from 82,000 at December 31, 1998 to 88,100 at June 30, 1999, a 5.5% increase in total minutes of use to 415.4 million minutes, and new revenues in 1999 totaling $1.7 million from the lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states.

      The long-distance revenue decrease was primarily due to a 13.4% reduction in the Company's average rate per minute on long-distance traffic from $0.171 per minute in 1998 to $0.148 per minute in 1999. The decrease in rates resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates, such new plans being prompted in part by the Company's primary long-distance competitor, AT&T Alascom, reducing its rates, and the entry of LECs into long-distance markets served by the Company. Changes in wholesale product mix and reduced rates on other common carrier traffic (principally MCI WorldCom and Sprint) offset other common carrier minutes growth of 10.2% resulting in a 1.3% decrease in revenues, from $30.2 million in 1998 to $29.8 million in 1999.

      Cable revenues increased 6.4% from $28.2 million in 1998 to $30.0 million in 1999. Programming services revenues increased 4.8% to $25.6 million in 1999 resulting from an increase of approximately 5,200 basic subscribers served by the Company, an increase of $2.03 in revenue per average basic subscriber per month and increased pay-per-view and premium service revenues. New facility construction efforts in the summer of 1998 resulted in approximately 2,700 additional homes passed which contributed to additional subscribers and revenues in 1999. Other factors included facility upgrades which allowed the introduction of digital cable services in Anchorage in the fourth quarter of 1998, increased promotional and advertising efforts in the fourth quarter of 1998 and the first and second quarters of 1999, and increases in basic and premium service rates in certain locations in the second quarter of 1998. Advertising sales revenues increased 10.2% to $1.4 million in 1999 due to increased promotion of the Company's advertising and state-wide ad insertion capabilities. Equipment rental and installation revenues increased 20.0% to $2.6 million in 1999 due to increased equipment rentals and installation services provided by the Cable services industry segment.

      Local access services revenues increased 141.9% from $3.1 million in 1998 to $7.5 million in 1999. At June 30, 1999 approximately 38,000 lines were in service and approximately 1,800 additional lines were awaiting connection.



                                       25                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

      Internet services revenues (including SchoolAccess(TM) services) increased 66.7% from $2.7 million in 1998 to $4.5 million in 1999. The Company had approximately 32,000 active residential, commercial and small business retail and wholesale dial-up subscribers to its Internet service at June 30, 1999.

      Other services revenues increased 285.3% from $6.8 million in 1998 to $26.2 million in 1999. The 1999 increase was largely due to the fiber capacity sale as previously described.

      Cost of sales and services. Cost of sales and services totaled $56.7 million in 1998 and $62.2 million in 1999. As a percentage of total revenues, cost of sales and services decreased from 46.8% in 1998 to 42.9% in 1999. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to the impact of the fiber capacity sale and changes in the Company's product mix due to continuing development of new product lines (local access services and Internet). The overall margin improvement was partially offset by increased long-distance cost of sales as a percentage of long-distance revenues and increased cable services cost of sales as a percentage of cable services revenues.

      The increase in long-distance cost of sales and services as a percentage of revenues is primarily attributed to the decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by the Company, and a non-recurring refund received in the second quarter of 1998 totaling approximately $1.1 million from a local exchange carrier in respect of its earnings that exceeded regulatory requirements. Partially offsetting the 1999 increase as compared to 1998 are reductions in access costs due to avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own local services network instead of paying other carriers to distribute and terminate its traffic. The Company expects increased cost savings as traffic carried on its own facilities continues to grow.

      Cable cost of sales and services as a percentage of revenues is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services. Cable services rate increases did not keep pace with increases in programming and copyright costs in 1999. Programming costs increased on most of the Company's offerings and the Company incurred additional costs on new programming introduced in 1998 and 1999.

      Local access services cost of sales and services totaled 50.0% and 69.3% as a percentage of 1999 and 1998 local access services revenues, respectively. Internet services cost of sales and services totaled 29.4% and 81.4% as a percentage of the 1999 and 1998 Internet services revenues, respectively. The Company's local access operations commenced in 1997 and Internet services operations commenced in 1998. Fluctuations in cost of sales and services as a percentage of revenues are expected to continue to occur as new product lines develop and mature.

      Selling,  general  and  administrative  expenses.   Selling,  general  and
      administrative expenses increased 11.2% from $43.9 million in 1998 to $48.8 million in 1999. The 1999 increase resulted from:

        - Increased costs associated with operations and maintenance of the Alaska United fiber optic cable system that was placed into service in early February, 1999. 1999 costs totaled $1.9 million as compared to $70,000 in 1998.
        - Internet services operating, engineering, sales, customer service and administrative cost increases, from $225,000 in 1998 as compared to $2.5 million in 1999. The Company gradually introduced its Internet services through the third quarter of 1998 and increased advertising efforts in the fourth quarter of 1998 and first and second quarters of 1999. Increased costs were necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in the Company's Internet services customer base.


                                       26                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

        - Local access services operating, engineering, sales, customer service and administrative cost increased from $5.4 million in 1998 to $6.1 million in 1999. The Company initiated local access services in September 1997. The increase was necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate the growth in the Company's local access services customer base.
        -  Increased allowance for doubtful accounts receivable.

      Partially offsetting these increases was a $2.1 million reduction in long-distance sales, advertising, telemarketing, carrier relations, business development, rural services, and general and administrative costs in 1999 as compared to 1998.

      Selling, general and administrative expenses, as a percentage of revenues, decreased from 36.2% in 1998 to 33.6% in 1999 primarily as a result of significant revenues derived from the fiber capacity sale without a proportionate increase in selling, general and administrative expenses.

      Depreciation and amortization. Depreciation and amortization expense increased 30.4% from $16.7 million in 1998 to $21.7 million in 1999. The increase is attributable to the Company's $58.4 million investment in equipment and facilities placed into service during 1998 for which a full year of depreciation will be recorded during 1999, the Alaska United undersea fiber optic cable system placed into service in the first quarter of 1999 for which 11 months of depreciation will be recorded during 1999, and the $23.2 million investment in equipment and facilities during the first two quarters of 1999 for which a partial year of depreciation will be recorded in 1999.

      Interest expense, net. Interest expense, net of interest income, increased 55.7% from $9.7 million in 1998 to $15.1 million in 1999. This increase resulted primarily from increases in the Company's average outstanding indebtedness resulting primarily from construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, and investment in local access services equipment and facilities. During 1998 interest expense was offset in part by capitalized construction period interest. During 1999 the Company experienced a significant reduction in the amount of construction period interest capitalized due to the completion of the Alaska United undersea fiber optic cable which was placed into service in early February 1999. The Company charged to interest expense $470,000 of deferred financing costs in the second quarter of 1999 resulting from the amendment to the Holdings Loan Facilities which reduced borrowing capacity (see Liquidity and Capital Resources).

      Income tax benefit. Income tax benefit decreased from $2.1 million in 1998 to $803,000 in 1999 due to a reduced net loss before income taxes and cumulative effect of a change in accounting principle in 1999 as compared to 1998. The Company's effective income tax rate decreased from 36.8% in 1998 to 28.3% in 1999 due to the decreased net loss and the proportional amount of items that are nondeductible for income tax purposes.

      In conjunction with the 1996 Cable Companies acquisition, the Company incurred a net deferred income tax liability of $24.4 million and acquired net operating losses totaling $57.6 million. The Company determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with its December 31, 1996 income tax returns to forego utilization of such acquired losses under Internal Revenue Code section 1.1502-32(b)(4). Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. At June 30, 1999, the Company has (1) tax net operating loss carryforwards of approximately $70.0 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.0 million available to offset regular income taxes payable in future years. The Company's utilization of



                                       27                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

      remaining  net  operating  loss   carryforwards   is  subject  to  certain
      limitations pursuant to Internal Revenue Code section 382.

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

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

      The following chart provides  selected  unaudited  statement of operations data from the Company's  quarterly  results of operations  during 1999 and
      1998:
                                                       First      Second          Third         Fourth        Total
      (Unaudited)                                     Quarter     Quarter        Quarter        Quarter       Year
                                                 -----------------------------------------------------------------------
                                                            (Dollars in thousands, except per share amounts)
                    1999
                    ----
Revenues:
   Long-distance services                      $      37,656        39,158                                      76,814
   Cable services                                     15,062        14,909                                      29,971
   Local access services                               3,714         3,764                                       7,478
   Internet services                                   1,969         2,534                                       4,503
   Other services                                      2,937        23,294                                      26,231
                                                 -----------------------------------------------------------------------
Total revenues                                        61,338        83,659                                     144,997
Operating income (loss)                                 (368)       12,655                                      12,287
    Net income  (loss)  before  income  taxes
    and  cumulative  effect  of a  change  in
    accounting principle                              (7,328)        4,495                                      (2,833)
    Net  income  (loss)   before   cumulative
    effect   of  a   change   in   accounting
    principle                                         (4,521)        2,491                                      (2,030)
Net income (loss)                              $      (4,865)        2,491                                      (2,374)
                                                 =======================================================================

Basic net income (loss) per share:
   Net income (loss) before cumulative
     effect of a change in accounting
     principle                                 $     (45,210)       24,910                                     (20,300)
   Cumulative effect of a change in
     accounting principle                             (3,440)          ---                                      (3,440)
                                                 -----------------------------------------------------------------------
   Net income (loss)                           $     (48,650)       24,910                                     (23,740)
                                                 =======================================================================


                                       28                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

                                                       First      Second          Third         Fourth        Total
      (Unaudited)                                     Quarter     Quarter        Quarter        Quarter       Year
                                                 -----------------------------------------------------------------------
                                                            (Dollars in thousands, except per share amounts)
Diluted net income (loss) per share:
   Net income (loss) before cumulative
     effect of a change in accounting
     principle                                 $     (45,210)       24,910                                     (20,300)
   Cumulative effect of a change in
     accounting principle                             (3,440)          ---                                      (3,440)
                                                 -----------------------------------------------------------------------
   Net income (loss)                           $     (48,650)       24,910                                     (23,740)
                                                 =======================================================================

                    1998
                    ----
Revenues:
   Long-distance services                      $      38,894        41,387        39,645         36,716        156,642
   Cable services                                     14,201        14,041        14,484         14,914         57,640
   Local access services                               1,014         2,048         2,744          4,102          9,908
   Internet services                                   1,209         1,511         1,354          2,002          6,076
   Other services                                      2,834         3,954         4,539          5,202         16,529
                                                 -----------------------------------------------------------------------
Total revenues                                        58,152        62,941        62,766         62,936        246,795
Operating income                                       2,437         1,447         1,730          3,230          8,844
Net loss                                       $      (1,616)       (2,066)       (2,076)        (1,039)        (6,797)
                                                 =======================================================================
Basic net loss per share                       $     (16,160)      (20,660)      (20,760)       (10,390)       (67,970)
                                                 =======================================================================
Diluted net loss per share                     $     (16,160)      (20,660)      (20,760)       (10,390)       (67,970)
                                                 =======================================================================

Revenues. Total revenues for the quarter ended June 30, 1999 ("second quarter of 1999") were $83.7 million, representing a 36.5% increase from total revenues in the quarter ended March 31, 1999 ("first quarter of 1999") of $61.3 million. The increase in total revenues resulted from a $19.5 million fiber capacity sale in the second quarter of 1999 and increased Internet services revenues in the second quarter of 1999. Partially offsetting this increase were reduced revenues associated with a 15.1% reduction in the long-distance average rate per minute, notwithstanding a 2.9% increase in the number of active long-distance residential, small business and commercial customers billed from 85,600 at March 31, 1999 to 88,100 at June 30, 1999, and a 16.8% increase in total minutes of traffic carried. Revenues from other common carriers (principally MCI WorldCom and Sprint) totaled $14.9 million in each of the first and second quarters of 1999.

The relatively flat growth in local services revenues in the second quarter of 1999 as compared to the first quarter of 1999 was attributable in part to discontinuing the billing of reciprocal compensation in February 1999 on non-GCI local services minutes terminated on the Company's network.

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

Cost of sales and services. Cost of sales and services increased 22.9% from $27.9 million in the first quarter of 1999 to $34.3 million in the second quarter of 1999. The increase resulted primarily from costs


                                       29                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

associated with the fiber capacity sale in the second quarter of 1999. As a percentage of revenues, second quarter of 1999 cost of sales and services was 41.0% as compared to 45.4% for the first quarter of 1999. The decrease in the cost of sales and services as a percentage of revenues is primarily due increased margin on the fiber capacity sale as compared to margin on other products and services sold. The decrease in cost of sales and services as a percentage of revenues is also attributed to growth of the Company's new product lines and avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own network instead of paying other carriers to distribute and terminate its traffic.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.7 million in the second quarter of 1999 as compared to the first quarter of 1999. As a percentage of revenues, second quarter of 1999 selling, general and administrative expenses were 30.2% as compared to 38.4% for the first quarter of 1999. The 1999 decrease as a percentage of sales is primarily a result of significant revenues derived from the fiber capacity sale without a proportionate increase in selling, general and administrative expenses.

Net income (loss). The Company reported a net income of $2.5 million for the second quarter of 1999 as compared to a net loss of ($4.9) million for the first quarter of 1999. The increase in net income is primarily attributed to the fiber capacity sale. Offsetting this increase were additional expenses attributed to increased depreciation and interest incurred during the second quarter of 1999 as compared to the first quarter of 1999 due to the placement of the Alaska United undersea fiber optic cable into service in early February 1999. During the first quarter of 1999, capitalized construction period interest served to reduce interest expense. Interest capitalization ceased when the Alaska United undersea fiber optic cable was placed into service. The Company charged to interest expense $470,000 of deferred financing costs in the second quarter of 1999 resulting from the amendment to the Holdings Loan Facilities which reduced borrowing capacity (see Liquidity and Capital Resources).

                         LIQUIDITY AND CAPITAL RESOURCES

The first two quarters of 1999 ("1999") cash flows from operating activities totaled $22.5 million, net of changes in the components of working capital. Additional sources of cash during 1999 included preferred stock issuance proceeds totaling $20 million and long-term borrowings of $13.8 million. Expenditures for property and equipment, including construction in progress, totaled $23.2 million and $94.9 million in 1999 and the first two quarters of 1998 ("1998"), respectively. Uses of cash during 1999 also included repayment of $20.2 million of long-term borrowings and capital lease obligations.

Net receivables decreased $965,000 from December 31, 1998 to June 30, 1999. The decrease resulted from a $2.0 million reclassification of income taxes receivable to a long-term deferred tax asset as the Company has utilized all net operating losses against income taxes paid in prior periods, therefore refundable amounts are now recorded as a long-term deferred tax asset and will be realized as future taxable income is generated. The deferred tax reclassification and an additional provision of allowances for doubtful receivables were partially offset by increases in trade receivable balances.

Working capital totaled $19.4 million at June 30, 1999, a $11.0 million increase from the working capital of $8.4 million as of December 31, 1998. The increase in working capital is primarily attributed to receipt of proceeds of the fiber capacity sale and preferred stock sale in the second quarter of 1999. $4.0 million of the proceeds are reflected as long-term restricted cash and are not included in June 30, 1999 working capital.

The  Holdings  $200,000,000  ($150,000,000  as amended) and  $50,000,000  credit facilities mature June 30, 2005. The Holdings Loan facilities were amended in April 1999 (see below) and bear interest, as amended,


                                       30                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

at either Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $87.7 million and $106.7 million were drawn on the credit facilities as of June 30, 1999 and December 31, 1998, respectively.

On April 13, 1999, the Company amended its Holdings credit facilities. These amendments contained, among other things, provisions for payment of a one-time amendment fee of 0.25% of the aggregate commitment, an increase in the commitment fee by 0.125% per annum on the unused portion of the commitment, and an increase in the interest rate of 0.25%. The amended facilities reduce the aggregate commitment by $50 million to $200 million, and limit capital expenditures to $35 million in 1999 and $35 million in 2000 with no limits thereafter (excluding amounts to be paid for purchased satellite transponder facilities). The amended facilities contemplated that Holdings receive $20 million in proceeds from a GCI preferred stock issuance by May 31, 1999 (see below). Pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements," the Company recorded as additional interest expense $470,000 of deferred financing costs in the second quarter of 1999 resulting from the reductions in borrowing capacity.

Holding's credit facilities and GCI, Inc.'s senior notes contain restrictions on the operations and activities of the Company, including requirements that the Company comply with certain financial covenants and financial ratios. Under the amended Holding's credit facility, Holdings may not permit the ratio of senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 3.0 to 1.0 through December 31, 1999, total debt to annualized operating cash flow to exceed 7.0 to 1.0 through June 30, 1999 (6.25 to 1.00 from July 1, 1999 through March 31, 2000), and annualized operating cash flow to interest expense to exceed 1.5 to 1.0 through September 30, 1999 (1.75 to 1.0 from October 1, 1999 through December 31, 1999). Each of the foregoing ratios decreases in specified increments during the life of the credit facility. The credit facility requires Holdings to maintain a ratio of annualized operating cash flow to debt service of Holdings and certain of its subsidiaries of at least 1.25 to 1.0, and annualized operating cash flow to fixed charges of at least 1.0 to 1.0 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter). The senior notes impose a requirement that the leverage ratio of GCI, Inc. and certain of its subsidiaries not exceed 7.5 to 1.0 prior to December 31, 1999 and 6.0 to 1.0 thereafter, subject to the ability of GCI, Inc. and certain of its subsidiaries to incur specified permitted indebtedness without regard to such ratios.

On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle. $75 million was borrowed under the facility at June 30, 1999. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended an additional two years at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest, and principal installments based on the extended maturity. The Fiber Facility bears interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or, at the Company's option, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less.

The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska


                                       31                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

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

The Company completed a sale of capacity in the Alaska United system to Alaska Communications Systems in a $19.5 million cash transaction. The sale includes both capacity within Alaska, and between Alaska and the lower 48 states. The Company announced in August 1999 that a second $19.5 million sale of fiber capacity to Alaska Communications Systems had been consummated and continues to pursue opportunities for sale of additional capacity on its system.

The Company's expenditures for property and equipment, including construction in progress, totaled $23.2 million and $94.9 million during 1999 and 1998, respectively. The Company anticipates that its capital expenditures in 1999 may total as much as $35 million. Planned capital expenditures over the next five years include those necessary for continued expansion of the Company's long-distance, local exchange and Internet facilities, the development and construction of a PCS network, and continued upgrades to its cable television plant, and approximately $43.5 million for satellite transponders. Sources of funds for these planned capital expenditures are expected to include internally generated cash flows and borrowings under the Company's credit facilities.

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

The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The launch of the satellite in August 1998 failed. The Company did not assume launch risk and the launch has been rescheduled for the second quarter of 2000. The Company will continue to lease transponder capacity until the delivery of the transponders on the replacement satellite. The balance payable upon expected delivery of the transponders during the second quarter of 2000, in addition to the $9.1 million deposit previously paid, totals approximately $43.5 million.

The Company issued 20,000 shares of convertible redeemable accreting preferred stock ("Preferred Stock") on April 30, 1999. Proceeds totaling $20 million (before payment of costs and expenses) were used for general corporate purposes, to repay outstanding indebtedness, and to provide additional liquidity.

The long-distance, local access, cable, Internet and wireless services industries are experiencing increasing competition and rapid technological changes. The Company's future results of operations will be affected by its ability to react to changes in the competitive environment and by its ability to fund and implement new technologies. The Company is unable to determine how competition, technological changes and its net operating losses will affect its ability to obtain financing.



                                       32                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

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

State of readiness. The Company has undertaken various initiatives to evaluate the Year 2000 readiness of the products and services sold by the Company
("Products"), the information technology systems used in the Company's operations ("IT Systems"), its non-IT systems, such as power to its facilities, HVAC systems, building security, voice mail and other systems, as well as the readiness of its customers and suppliers. The Company has identified eight Year 2000 target areas that cover the entire scope of the Company's business and has internally established teams committed to completing an 8-step Compliance Validation Process ("CVP") for each target area with respect to critical and service delivery systems. Each team is expected to fully complete this process on or before September 1, 1999. The table below identifies the Company's target areas as well as the 8-step CVP with its expected timeline. Team activity is currently focused towards the process of completing Phase 2.



                                       33                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

        ----------------------------------------------- ----------------------------------------------------------------
                    Year 2000 Target Areas                               Compliance Validation Process
        ----------------------------------------------- ----------------------------------------------------------------
        1.   Business Computer Systems                              PHASE 1
        2.   Technical Infrastructure                   1. Team Formation               Completed 1st quarter 1997
        3.   End-User Computing                         2. Inventory Assessment         Completed 4th quarter 1998
        4.   Switching and Head-end Equipment           3. Compliance Assessment        Completed 4th quarter 1998
        5.   Logistics                                  4. Risk Assessment              Completed 4th quarter 1998
        6.   Facilities                                 ------------------------------- --------------------------------
        7.   Customers                                              PHASE 2
        8.   Suppliers/Key Service Providers            5. Resolution/Remediation       Completed 2nd quarter 1999
                                                        6. Validation                   Expected completion 3rd
                                                                                        quarter 1999
                                                        7. Contingency Plan             Expected completion 3rd
                                                                                        quarter 1999
                                                        8. Sign-Off Acceptance          Expected completion 4th
                                                                                        quarter 1999
        ----------------------------------------------- ------------------------------- --------------------------------

In 1997, the Company established a corporate-wide Year 2000 task force to address Y2K issues. This effort is comprehensive and encompasses software, hardware, electronic data interchange, networks, PC's, facilities, embedded chips, century certification, supplier and customer readiness, contingency planning, and domestic and international operations. The Company has tested, replaced or upgraded all of its critical business applications and systems. The Company has prioritized its third-party relationships as critical, severe or sustainable, has completed the assessment phase for third parties, has requested a Y2K contract warranty in many new key contracts and is developing contingency plans for critical third parties, including key customers, suppliers and other service providers. An assessment of its key customers showed that no significant impact to the Company is expected due to customer Y2K problems. The Company continues to evaluate other telecommunication companies which purchase the Company's services.

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

Costs to address year 2000 issues. Costs related to the Y2K issue are expensed as incurred and are funded through the Company's operating cash flows and its credit agreements. Through June 30, 1999, the Company has expensed incremental remediation costs totaling $1.9 million, with remaining incremental


                                       34                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

remediation costs estimated at approximately $2.1 million. Management must balance the requirements for funding discretionary capital expenditures with required year 2000 efforts given its limited resources. The Company has not deferred any critical information technology projects because of its Year 2000 program efforts, which are being addressed primarily through a dedicated team within the Company's information technology group.

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

Although the Company considers them unlikely, the Company believes that the following several situations, not in any particular order, make up the Company's worst case Year 2000 scenarios:

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



                                       35                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

     - Disruption of the Company's Administrative and Billing IT Systems. The Company has completed an upgrade of its current financial software systems to state-of-the-art systems and such process has required Year 2000 compliance in the various invitations for proposals. Year 2000 testing is occurring as upgrades proceed. The Company's billing and information systems continue to be assessed and remediated. System processes have been prioritized so that critical date-sensitive systems and functionality are remediated first. Non-critical systems and functionality are remediated following critical systems. The Company's efforts are proceeding on-target and on-budget. Accordingly, the Company believes that, after assessment and remediation, if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected billing or information system error.
     - Disruption of the Company's Non-IT Systems. The Company continues to conduct a comprehensive assessment of all non-IT systems, including among other things its switching and head-end systems and operations, with respect to both embedded processors and obvious computer control. Considering the nature of the equipment and systems involved, the Company expects that the timing of assessment to be such that it will be able to complete any remediation efforts on a reasonably short schedule, and in any case before arrival of the Year 2000. The Company also believes that, after such assessment and remediation, if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of well-maintained equipment.
     - De-Listing of Company as a Vendor to Certain Customers. Several of the Company's principal customers have required updated reports in the form of answers to extensive multiple-choice surveys on the Company's Year 2000 compliance efforts. According to these customers, failure to reply to the readiness survey would have led to de-listing as a service supplier at the present time, resulting in possible disqualification to bid on procurements requiring service delivery in the future. The Company has responded to these reports on a timely basis. The Company has not been disqualified as a supplier to any customers Several significant customers have scheduled monitoring meetings during 1999.

Contingency plans. The Company is in the process of developing specific contingency plans for potential Year 2000 disruptions. The aforementioned 8-step Compliance Validation Process includes contingency planning by each team and such plans, as developed, will be carefully reviewed by the Company. The Company is developing contingency plans for its most critical areas and is targeting 3Q99 for completion of all contingency plans. Future disclosures will include contingency plans as they become available.

                                 ALASKA ECONOMY

The Company offers telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, the Company's growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as tourism, fisheries, government, and United States military spending. Any deterioration in these markets could have an adverse impact on the Company. Oil revenues over the past several years have contributed in excess of 75% of the revenues from all segments of the Alaska economy and are expected to account for 73% in 1999.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in 1988. Over the past several years, it has begun to decline. Market prices for North Slope oil declined to below $9 per barrel in 1998, well below the average price per barrel used by the State of Alaska to budget its oil related revenues.



                                       36                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Oil companies and service providers have announced cost cutting measures to offset a portion of the declining revenues. Oil company and related oil field service company layoffs reportedly will result in a reduction of oil industry jobs by at least 39 percent in 1999. Oil prices have recovered to over $20 per barrel in August, however state revenue forecasts continue to reflect decreased oil related revenues due primarily to declining production. The effects of low oil prices will impact the state of Alaska's economy, and is expected to particularly hurt state and local government and oil service companies. As much as half of the drilling fleet that worked on the slope in 1998 could be idle during 1999. Oil field service and drilling contractors cut operating costs to adjust for decreasing production and exploration.

Since oil revenues to the state of Alaska are expected to fall significantly short of budgeted revenues, the Governor of the state of Alaska and the state legislature have implemented cost-cutting and revenue enhancing measures. The State of Alaska maintains surplus accounts that are intended to fund budgetary shortfalls and may fund a portion of the revenue shortfall if approved by a majority of the citizens of the state.

BP Amoco announced in April 1999 its intention to purchase ARCO for $26.8 billion. BP Amoco and ARCO together reportedly hold approximately 75 percent of the ownership of the Alaska North Slope oil fields and in the company that operates the Trans-Alaska Pipeline System. Concerns have been expressed about the impact of this specific transaction and oil company consolidation in general on the oil and gas industry in Alaska, and in turn on the economy of Alaska. Concerns include reduced competition in an industry that is the largest source of revenues to the state of Alaska, and foreign ownership of a significant amount of United States oil production facilities and reserves. Alaska law stipulates that no single company can hold drilling leases to more than 500,000 onshore state-owned acres. The BP Amoco-ARCO combination would control about 860,000 acres, however the companies have reportedly said they will give up 360,000 acres to comply with Alaska laws. Realignment of operations following the acquisition reportedly will result in the layoff of 400 positions in Alaska.

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

PART I.
ITEM 3.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

The Company's Senior Holdings Loan carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, the Company's interest expense will increase or decrease accordingly. As of June 30, 1999, the Company had borrowed $87.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $877,000 in additional gross interest cost on an annualized basis.

The Company's Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 3.0%, or at the Company's choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at the Company's choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Should the Libor rate, the lenders' base rate or the leverage ratios change, the Company's interest expense will increase or decrease accordingly. As of June 30, 1999, the Company had borrowed $75 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $750,000 in additional gross interest cost on an annualized basis.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which the Company is a party is included in Note 8 of Notes to Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                     Exhibit 10.80 -  Fourth Amendment to Contract for Alaska
                                      Access Services between General
                                      Communication, Inc. and its wholly owned
                                      subsidiary GCI Communication Corp., and
                                      MCI WorldCom. *
                     Exhibit 10.81 -  Fifth Amendment to Contract for Alaska
                                      Access Services between General
                                      Communication, Inc. and its wholly owned
                                      subsidiary GCI Communication Corp., and
                                      Sprint Communications Company L.P. *
                     Exhibit 27 -     Financial Data Schedule  *

                (b) Reports on Form 8-K filed during the quarter  ended June 30,
                    1999 - None


           ---------------------
           * Filed herewith.
           Note - Certain  information has been redacted from Exhibits 10.80 and
           10.81 which the Company desires to keep undisclosed and a copy of the unredacted documents will be filed separately with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   GCI, INC.

              Signature                                         Title                                Date
--------------------------------------      --------------------------------------------      ------------------

/s/                                         President and Director                             August 14, 1999
--------------------------------------      (Principal Executive Officer)                     ------------------
Ronald A. Duncan

/s/                                         Vice President and Director                        August 14, 1999
--------------------------------------                                                        ------------------
G. Wilson Hughes

/s/                                         Secretary, Treasurer and Director                  August 14, 1999
--------------------------------------      (Principal Financial and Accounting Officer)      ------------------
John M. Lowber