Form 10-Q
period 1999-09-30
GCI INC
filed 1999-11-15
CIK 75679

As filed with the Securities and Exchange Commission on November 15, 1999.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,1999

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

                                                       GCI, INC.
                                A WHOLLY OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
                                                       FORM 10-Q
                                        FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                         INDEX
                                                                                                    Page No.
                                                                                                    --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of September 30, 1999
                       (unaudited) and December 31, 1998..................................................5

                    Consolidated Statements of Operations for the
                       three- and nine-month periods ended September 30, 1999
                       (unaudited) and 1998 (unaudited)...................................................7

                    Consolidated Statements of Stockholders' Equity
                       for the nine months ended September 30, 1999
                       (unaudited) and 1998 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the
                       nine months ended September 30, 1999 (unaudited)
                       and 1998 (unaudited)...............................................................9

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................10

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................18

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................39

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................39

         Item 6.    Exhibits and Reports on Form 8-K......................................................39

         Other items are omitted as they are not applicable.

SIGNATURES................................................................................................40

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996 ("Securities Reform Act"). These statements may be preceded by, followed by, or include the words "believes," "expects," "anticipates," or similar expressions. For those statements, GCI, Inc. and its direct and indirect subsidiaries (collectively, the "Company") claims protection of the safe-harbor for forward-looking statements contained in the Securities Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance and achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such statements. The reader is cautioned that important factors, such as the following risks, uncertainties, and other factors, in addition to those contained elsewhere in this document, could affect future results of the Company, its long-distance telecommunication services, local access services, Internet services and cable services and could cause those results to differ materially from those expressed in the forward-looking statements:

     - Material adverse changes in the economic conditions in the markets served by the Company;
     - The efficacy of the rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     - The Company's responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local, cable and Internet services; the extent and pace at which different competitive environments develop for each segment of the Company's business; the extent and duration for which competitors are able to offer combined or full service packages prior to the Company being able to do so; the degree to which the Company experiences material competitive impacts to its traditional service offerings prior to achieving adequate local service entry; and competitor responses to the Company's products and services and overall market acceptance of such products and services;
     - The outcome of negotiations with Incumbent Local Exchange Carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements; and the ability to purchase unbundled network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local exchange service at competitive rates;
     - Success and market acceptance for new initiatives, many of which are untested; the level and timing of the growth and profitability of new initiatives, particularly local access services, Internet (consumer and business) services and wireless services; start-up costs associated with introducing new products and entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new initiatives; and local conditions and obstacles;
     - Uncertainties inherent in new business strategies, new product launches and development plans, including local access services, Internet services, wireless services, digital video services, cable modem and high speed digital subscriber line services, and transmission services;
     - Rapid technological changes;

                                                                     (Continued)

     - Development and financing of telecommunication, local access, wireless, Internet and cable networks and services;
     - Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements;
     - Availability of qualified personnel;
     - Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska ("RCA"), and adverse outcomes from regulatory proceedings;
     - The cost of the Company's Year 2000 compliance efforts;
     - Uncertainties in federal military spending levels and military base closures in markets in which the Company operates; and
     - Other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                              GCI, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                  September 30,     December 31,
                            ASSETS                                                    1999              1998
---------------------------------------------------------------------------     ----------------- -----------------
                                                                                      (Amounts in thousands)
Current assets:
     Cash and cash equivalents                                                $       13,476            12,008
                                                                                ----------------- -----------------
     Receivables:
         Trade                                                                        44,062            38,890
         Income taxes                                                                    ---             4,262
         Other                                                                           296               412
                                                                                ----------------- -----------------
                                                                                      44,358            43,564
     Less allowance for doubtful receivables                                           2,996               887
                                                                                ----------------- -----------------
         Net receivables                                                              41,362            42,677

     Prepaid and other current assets                                                  3,519             2,212
     Deferred income taxes, net                                                        2,143             1,947
     Inventories                                                                       2,628             2,467
     Notes receivable                                                                    536               650
                                                                                ----------------- -----------------

         Total current assets                                                         63,664            61,961
                                                                                ----------------- -----------------

Property and equipment in service, net                                               303,488           199,827
Construction in progress                                                               3,042           118,806
                                                                                ----------------- -----------------
         Net property and equipment                                                  306,530           318,633
                                                                                ----------------- -----------------

Other assets:
     Cable franchise agreements, net of amortization                                 192,456           195,308
     Other intangible assets, net of amortization                                     44,154            45,391
     Deferred loan and senior notes costs, net of amortization                         9,145             9,877
     Transponder deposit (note 7)                                                      9,100             9,100
     Notes receivable                                                                  1,721             1,432
     Other assets, at cost, net of amortization (note 7)                              14,314             4,982
                                                                                ----------------- -----------------
         Total other assets                                                          270,890           266,090
                                                                                ----------------- -----------------

         Total assets                                                         $      641,084           646,684
                                                                                ================= =================

See accompanying notes to interim condensed consolidated financial statements.



                                       5                             (Continued)

                                               GCI, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                       (Continued)
                                                                                   (Unaudited)
                                                                                  September 30,     December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                                     1999              1998
---------------------------------------------------------------------------    ------------------ -----------------
                                                                                       (Amounts in thousands)
   Current liabilities:
      Current maturities of long-term debt (note 3)                           $        1,927             1,799
      Current maturities of obligations under capital leases                             559               511
      Accounts payable                                                                23,675            27,550
      Accrued interest                                                                 3,394             8,072
      Accrued payroll and payroll related obligations                                  6,923             6,555
      Accrued liabilities (note 7)                                                     3,934             3,197
      Subscriber deposits and deferred revenues                                        6,868             5,300
                                                                               ------------------ -----------------
         Total current liabilities                                                    47,280            52,984

   Long-term debt, excluding current maturities (note 3)                             339,848           349,858
   Obligations under capital leases, including related party obligations,
      excluding current maturities                                                     1,249             1,675
   Deferred income taxes, net of deferred income tax benefit                          32,875            38,275
   Other liabilities                                                                   3,093             3,317
                                                                               ------------------ -----------------
         Total liabilities                                                           424,345           446,109
                                                                               ------------------ -----------------

   Stockholders' equity:
   Class A common stock (no  par). Authorized 10,000 shares; issued and
      outstanding 100 shares at September 30, 1999 and December 31, 1998             206,622           206,622
   Paid-in capital                                                                    25,008             2,933
   Retained deficit                                                                  (14,891)           (8,980)
                                                                               ------------------ -----------------
         Total stockholders' equity                                                  216,739           200,575
                                                                               ------------------ -----------------
   Commitments and contingencies (note 7)
         Total liabilities and stockholders' equity                           $      641,084           646,684
                                                                               ================== =================

See accompanying notes to interim condensed consolidated financial statements.

                                                GCI, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (Unaudited)                        (Unaudited)
                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                         1999            1998               1999            1998
                                                     -------------- --------------     --------------- --------------
                                                            (Amounts in thousands, except per share amounts)
Revenues (note 6)                                  $      67,340         62,766            212,337         183,859

Cost of sales and services                                30,233         29,690             92,445          86,360
Selling, general and administrative                       24,442         23,004             73,216          66,881
Depreciation and amortization                             10,757          8,342             32,481          25,004
                                                     -------------- --------------     --------------- --------------

     Operating income                                      1,908          1,730             14,195           5,614

Interest expense, net                                      7,610          4,987             22,730          14,698
                                                     -------------- --------------     --------------- --------------

     Net loss before income taxes and
       cumulative effect of a change in
       accounting principle                               (5,702)        (3,257)            (8,535)         (9,084)

Income tax benefit                                         2,165          1,181              2,968           3,326
                                                     -------------- --------------     --------------- --------------

     Net loss before cumulative effect of a
       change in accounting principle                     (3,537)        (2,076)            (5,567)         (5,758)

Cumulative effect of a change in accounting
   principle, net of income tax benefit of $245              ---            ---                344             ---
                                                     -------------- --------------     --------------- --------------

     Net loss                                      $      (3,537)        (2,076)            (5,911)         (5,758)
                                                     ============== ==============     =============== ==============

Basic loss per common share:
   Loss before cumulative effect of a change in
     accounting principle                          $     (35,370)       (20,760)           (55,670)        (57,580)
   Cumulative effect of a change in accounting
     principle                                               ---            ---              3,440             ---
                                                     -------------- --------------     --------------- --------------
     Net loss                                      $     (35,370)       (20,760)           (59,110)        (57,580)
                                                     ============== ==============     =============== ==============

Diluted loss per common share:
   Loss before cumulative effect of a change in
     accounting principle                          $     (35,370)       (20,760)           (55,670)        (57,580)
   Cumulative effect of a change in accounting
     principle                                               ---            ---              3,440             ---
                                                     -------------- --------------     --------------- --------------
     Net loss                                      $     (35,370)       (20,760)           (59,110)        (57,580)
                                                     ============== ==============     =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                                     GCI, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                            Shares of
(Unaudited)                                              Class A Common   Class A Common      Paid-in         Retained
(Amounts in thousands)                                        Stock           Stock           Capital          Deficit
                                                         -----------------------------------------------------------------
Balances at December 31, 1997                                  100           $ 206,622            ---         (2,183)
Net loss                                                       ---                 ---            ---         (5,758)
Contribution from General Communication, Inc.                  ---                 ---            858            ---
                                                         -----------------------------------------------------------------
Balances at September 30, 1998                                 100           $ 206,622            858         (7,941)
                                                         =================================================================

Balances at December 31, 1998                                  100           $ 206,622          2,933         (8,980)
Net loss                                                       ---                 ---            ---         (5,911)
Contribution from General Communication, Inc. (note 4)         ---                 ---         22,075            ---
                                                         -----------------------------------------------------------------
Balances at September 30, 1999                                 100           $ 206,622         25,008        (14,891)
                                                         =================================================================

See accompanying notes to interim condensed consolidated financial statements.

                                                GCI, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             (Unaudited)
                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         1999           1998
                                                                                    -------------- --------------
                                                                                        (Amounts in thousands)
        Cash flows from operating activities:
          Net loss                                                                $     (5,911)         (5,758)
            Adjustments to reconcile net loss to net cash provided (used) by operating activities:
                Depreciation and amortization                                           32,481          25,004
                Amortization charged to costs of sales and service and
                  selling, general and administrative                                    1,339             696
                Deferred income tax benefit                                             (3,213)            (10)
                Deferred compensation and compensatory stock options                       501              51
                Non-cash cost of sales                                                   3,703             ---
                Bad debt expense (recoveries), net of write-offs                         2,109             (70)
                Employee Stock Purchase Plan expense funded with Class A
                  common stock issued by General Communication, Inc.                     1,770             414
                Write-off of unamortized start-up costs                                    589             ---
                Write-off of deferred debt issuance costs upon modification
                  of Senior Holdings Loan                                                  472             ---
                Other noncash income and expense items                                      17             127
                Change in operating assets and liabilities (note 2)                    (12,145)         (8,667)
                                                                                    -------------- --------------
                  Net cash provided by operating activities                             21,712          11,787
                                                                                    -------------- --------------

        Cash flows from investing activities:
           Purchases of property and equipment, including construction period
             interest                                                                  (28,627)       (130,167)
           Restricted cash investment                                                      ---          39,406
           Purchases of other assets                                                      (574)         (4,255)
           Notes receivable issued                                                        (454)         (1,576)
           Payments received on notes receivable                                           263           1,095
                                                                                    -------------- --------------
                  Net cash used in investing activities                                (29,392)        (95,497)
                                                                                    -------------- --------------

        Cash flows from financing activities:
          Long-term borrowings - bank debt and leases                                   13,776          89,219
          Repayments of long-term borrowings and capital lease obligations             (24,111)           (494)
          Payment of debt issuance costs and loan commitment fees                         (648)         (1,615)
          Cash contribution from General Communication, Inc.                            20,131           1,051
                                                                                    -------------- --------------
                  Net cash provided by financing activities                              9,148          88,161
                                                                                    -------------- --------------

                  Net increase in cash and cash equivalents                              1,468           4,451

                  Cash and cash equivalents at beginning of period                      12,008           3,048
                                                                                    -------------- --------------

                  Cash and cash equivalents at end of period                      $     13,476           7,499
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

           (a)   Business
                 GCI, an Alaska corporation, was incorporated in 1979. The Company offers long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries. Cable television services are offered throughout Alaska and facilities-based competitive local access services are offered in Anchorage, Alaska. The Company provides services to certain common carriers terminating traffic in Alaska and certain other points in the remaining United States, interstate and intrastate private line services, Internet services, managed services to certain commercial customers and sells and services dedicated communications systems and related equipment. Private network point-to-point data and voice transmission services between Alaska, Hawaii and the western contiguous United States are offered and the Company owns and leases capacity on two undersea fiber optic cables used in the transmission of interstate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries.

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

           (c)   Net Loss Per Common Share

                 Shares used to calculate  net loss per common share  consist of the following (amounts in thousands):
                                                                  Three-Months Ended            Nine-Months Ended
                                                                    September 30,                 September 30,
                                                                   1999         1998             1999         1998
                                                               ------------ ------------    ------------- ------------
                    Weighted average common shares outstanding      100          100              100          100
                                                               ============ ============    ============= ============

                 Basic and diluted loss per share calculations at September 30, 1999 and 1998 are based on GCI, Inc.'s weighted average outstanding shares of common stock which are not publicly traded. GCI, Inc. has no outstanding common stock equivalents or weighted average shares associated with outstanding stock options.



                                       10                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            (d)  Cumulative Effect of a Change in Accounting Principle
                 In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Management of the Company adopted SOP 98-5 in the first quarter of 1999 resulting in the recognition of a one-time expense of $344,000 (net of income tax benefit of $245,000) associated with the write-off of unamortized start-up costs. Pro forma net loss and net loss per common share for the nine-months ended September 30, 1998 approximate amounts reflected in the accompanying interim condensed consolidated financial statements.

            (e)  Reclassifications
                 Reclassifications   have  been  made  to  the  1998   financial
                 statements to make them comparable with the 1999 presentation.

            (f)  Other
                 The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2)        Consolidated Statements of Cash Flows Supplemental Disclosures

           Changes in operating  assets and  liabilities  consist of (amounts in thousands):
                Nine-month periods ended September 30,                                     1999          1998
                                                                                       ------------- ------------
                 Increase in trade and other receivables                             $    (3,765)       (7,355)
                 Decrease in income tax receivable                                         1,965           552
                 Increase in prepaid and other current assets                             (1,232)         (294)
                 Increase in inventory                                                      (710)         (233)
                 Increase (decrease) in accounts payable                                  (3,875)          223
                 Increase (decrease) in accrued liabilities                                   20          (243)
                 Increase in accrued payroll and payroll related obligations                 368         1,343
                 Decrease in accrued interest                                             (4,678)       (3,633)
                 Increase in deferred revenues                                               277           970
                 Increase (decrease) in other liabilities                                   (515)            3
                                                                                       ------------- ------------
                                                                                     $   (12,145)       (8,667)
                                                                                       ============= ============


                                       11                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           No income taxes were paid during the nine-month periods ended September 30, 1999 and 1998. Income tax refunds of $1,965,000 and $3,750,000 were received during the nine-month periods ended September 30, 1999 and 1998, respectively.

           Interest  paid  totaled   $28,652,000  and  $25,285,000   during  the
           nine-month periods ended September 30, 1999 and 1998, respectively.

(3)        Long-term Debt
           On January 27, 1998, the Company, through Alaska United Fiber System Partnership ("Alaska United"), closed a $75,000,000 project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle (see note 5). Borrowings under the Fiber Facility totaled $71,700,000 at September 30, 1999.

(4)        Cash Contribution from GCI
           GCI issued 20,000 shares of convertible redeemable accreting preferred stock on April 30, 1999. Proceeds totaling $20 million (before payment of costs and expenses) were used for the Company's general corporate purposes, to repay the Company's outstanding indebtedness, and to provide additional liquidity for the Company. The Company's amended Senior Holdings Loan facilities limit use of such proceeds.

(5)        Fiber Optic Cable System
           In early February 1999 the Company completed construction of its fiber optic cable system with commercial services commencing at that time. The cities of Anchorage, Juneau and Seattle are connected via a subsea route. Subsea and terrestrial connections extended the fiber optic cable to Fairbanks via Whittier and Valdez. The total system cost was approximately $125 million, portions of which were allocated to Cost of Sales in April 1999 and to Other Assets in June 1999 (see note 7).

(6)        Industry Segments Data
           The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manage and offer distinct products with different production and delivery processes.

           The Company has four reportable segments:

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



                                       12                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               Local access services. The Company introduced facilities based competitive local exchange services in Anchorage in 1997. The Company plans to provide similar competitive local exchange services in Alaska's other major population centers.

               Internet services. The Company began offering wholesale and retail Internet services in 1998. Deployment of the new fiber optic cable system (see note 5) allows the Company to offer enhanced services with high-bandwidth requirements.

           Services provided by the Company that are included in the "Other" segment in the tables that follow are managed services, product sales, cellular telephone services, and the results of insignificant business units described above which do not meet the quantitative thresholds for determining reportable segments. None of these business units have ever met the quantitative thresholds for determining reportable segments. Also included in the Other segment is a $19.5 million sale of undersea fiber optic cable system capacity, and corporate related expenses including marketing, customer service, management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses.

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

           Summarized financial information  concerning the Company's reportable segments  follows for the  nine-months  ended  September 30, 1999 and
           1998 (amounts in thousands):
                                                      Long-                   Local
                                                    Distance     Cable        Access     Internet
                                                    Services    Services     Services    Services      Other      Total
                                                   ------------------------------------------------------------------------
                              1999
                              ----
              Revenues:
                Intersegment                       $  6,283       1,565        2,570          88         ---      10,506
                External                            119,223      45,189       11,323       6,521      30,081     212,337
                                                   ------------------------------------------------------------------------
                   Total revenues                  $125,506      46,754       13,893       6,609      30,081     222,843
                                                   ========================================================================

              Earnings (loss) from operations
                before depreciation, amortization,
                net interest expense, income taxes
                and cumulative  effect of a change
                in accounting principle            $ 45,549      24,555         232       (5,945)    (17,227)     47,164
                                                   ========================================================================

              Operating income (loss)              $ 33,443      11,386      (2,218)      (6,747)    (21,181)     14,683
                                                   ========================================================================



                                       13                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                      Long-                   Local
                                                    Distance     Cable        Access     Internet
                                                    Services    Services     Services    Services      Other      Total
                                                   ------------------------------------------------------------------------
                              1998
                              ----
              Revenues:
                Intersegment                       $  1,564       1,006         752          ---         ---       3,322
                External                            120,864      42,726       5,806        2,977      11,486     183,859
                                                   ------------------------------------------------------------------------
                   Total revenues                  $122,428      43,732       6,558        2,977      11,486     187,181
                                                   ========================================================================

              Earnings (loss) from operations
                before depreciation,
                amortization, net interest
                expense and income taxes           $ 45,660      21,855      (3,787)      (1,589)    (31,456)     30,683
                                                   ========================================================================

              Operating income (loss)              $ 38,602       9,659      (5,687)      (1,976)    (34,919)      5,679
                                                   ========================================================================

           A reconciliation  of total segment revenues to consolidated  revenues follows:
                 Nine-months ended September 30,                                    1999           1998
                                                                               ------------- --------------
                 Total segment revenues                                       $    222,843       187,181
                 Less intersegment revenues eliminated in consolidation            (10,506)       (3,322)
                                                                               ------------- --------------
                      Consolidated revenues                                   $    212,337       183,859
                                                                               ============= ==============

           A  reconciliation  of total segment  earnings from operations  before depreciation,  amortization,  net interest expense,  income taxes and cumulative effect of a change in accounting principle to consolidated net loss before  income  taxes and  cumulative  effect of a change in accounting principle follows:
                 Nine-months ended September 30,                                    1999           1998
                                                                              -------------- --------------
                 Total segment earnings from operations before depreciation, amortization, net interest expense, income taxes and
                   cumulative effect of a change in accounting principle      $     47,164        30,683
                 Less intersegment contribution eliminated in consolidation           (488)          (65)
                                                                              -------------- --------------
                      Consolidated earnings from operations before
                        depreciation, amortization, net interest expense,
                        income taxes and cumulative effect of a change in
                        accounting principle                                        46,676        30,618
                 Depreciation and amortization                                      32,481        25,004
                                                                              -------------- --------------
                      Consolidated operating income                                 14,195         5,614
                 Interest expense, net                                             (22,730)      (14,698)
                                                                              -------------- --------------
                      Consolidated net loss before income taxes and
                        cumulative effect of a change in accounting
                        principle                                             $     (8,535)       (9,084)
                                                                              ============== ==============


                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           A  reconciliation  of total segment  operating income to consolidated net loss before  income  taxes and  cumulative  effect of a change in accounting principle follows:
                 Nine-months ended September 30,                                    1999           1998
                                                                               ------------- --------------
                 Total segment operating income                               $     14,683         5,679
                 Less intersegment contribution eliminated in consolidation           (488)          (65)
                                                                               ------------- --------------
                      Consolidated operating income                                 14,195         5,614
                 Interest expense, net                                             (22,730)      (14,698)
                                                                               -------------- --------------
                      Consolidated net loss before income taxes and
                        cumulative effect of a change in accounting
                        principle                                             $     (8,535)       (9,084)
                                                                               ============= ==============

(7)        Commitments and Contingencies

           Future Sale
           An agreement was executed effective July 1999 for a second $19.5 million sale of fiber capacity to Alaska Communications Systems. The agreement requires Alaska Communications Systems to acquire $19.5 million of additional capacity during the 18-month period following the effective date of the contract. Costs associated with the capacity to be sold have been classified as Other Assets in the accompanying interim condensed consolidated financial statements at September 30, 1999.

           Deferred Compensation Plan
           The Company's non-qualified, unfunded deferred compensation plan provides a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and provides a means for certain other deferrals of compensation. The Company may, at its discretion, contribute matching deferrals equal to the rate of matching selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a nine-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of the Company with respect to deferred compensation plan benefits. Compensation totaling $60,000 was deferred pursuant to the plan during the nine-month period ended September 30, 1999. No compensation was deferred during the nine-month period ended September 30, 1998.

           Satellite Transponders
           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The launch of the satellite is currently scheduled for the first quarter of 2000. The Company will continue to lease transponder capacity until the delivery of the new satellite transponders. The balance payable upon expected delivery of the transponders during the second quarter of 2000, in addition to the $9.1 million deposit previously paid, totals approximately $43.5 million.



                                       15                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           Self-Insurance
           The Company is self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $585,000 was accrued at September 30, 1999 to cover estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While management uses what it believes is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

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

           Federal law still permits regulation of basic service rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system's subscribers request such regulation by filing a petition with the RCA. At September 30, 1999, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 8.0% of the Company's total basic service subscribers at September 30, 1999.) Juneau's current rates have been approved by the RCA and there are no other pending filings with the RCA, therefore, there is no refund liability for basic service at this time.

           Year 2000
           In 1997, the Company initiated a plan to identify, assess and remediate Year 2000 issues within each of its significant computer programs and certain equipment that contain microprocessors. The plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company has divided the plan into two major phases. The first phase, including team formation, inventory assessment, compliance assessment and risk assessment, were completed during 1998. The second phase, including resolution and remediation, validation, contingency planning and sign-off acceptance, was in progress at September 30, 1999. Systems that have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The conversion of all critical and service delivery systems is complete. Through September 30, 1999, the Company has expensed $2.0 million for incremental remediation costs (including replacement software and hardware) and testing, as set forth in the plan, with remaining incremental remediation costs and testing in 1999 and 2000 estimated at approximately $750,000.



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

GCI, Inc. was incorporated in 1997 to effect the issuance of Senior Notes as further described in the Company's 1998 annual report on Form 10-K. GCI, Inc., a wholly-owned subsidiary of GCI, received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. Shares of GCI's class A common stock are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol GNCMA. Shares of GCI's class B common stock are traded on the Over-the-Counter market.

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

Long-distance services. The Company's provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally MCI WorldCom, Inc. ("MCI WorldCom") and
Sprint  Corporation  ("Sprint")),  and  provision  of  private  line and  leased dedicated capacity services accounted for 96.3% of the Company's total long-distance services revenues during the third quarter of 1999. Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use.

Revenues from private line and other data services sales increased 35.9% to $5.8 million during the third quarter of 1999 as compared to the same period of 1998 due primarily to increased system capacity and increasing demand for data services by Internet service providers ("ISP"), commercial and governmental customers, and others. Demand for data services to and from the lower 48 states previously exceeded the available supply capacity, however such demand is beginning to be filled with uncompressed fiber optic capacity on the Alaska United fiber system.

The Company's long-distance cost of sales and services has consisted principally of direct costs of providing services, including local access charges paid to Local Exchange Carriers ("LECs") for originating and terminating long-distance calls in Alaska, and fees paid to other long-distance carriers to carry calls terminating in areas not served by the Company's network (principally the lower 49 states, most of which calls are carried over MCI WorldCom's network, and international locations, which calls are carried principally over Sprint's network). During the third quarter of 1999, local access charges accounted for 61.7% of long-distance cost of sales and services, fees paid to other long-distance carriers represented 22.8%, satellite transponder lease and undersea fiber maintenance costs represented 13.2%, and other costs represented 2.3% of long-distance cost of sales and services.



                                       18                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

The Company's long-distance selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance selling, general, and administrative expenses, 34.4% during the third quarter of 1999, represents the cost of the Company's advertising, promotion and market analysis programs.

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. The number of active long-distance residential, commercial and small business customers increased 6.2% at September 30, 1999 as compared to September 30, 1998, and increased 7.5% as compared to December 31, 1998. The Company believes its approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow it to be competitive in providing those services.

Revenues derived from other common carriers decreased 1.3% in the third quarter of 1999 as compared to the third quarter of 1998 due primarily to reduced rates charged to such carriers and a change in the mix of wholesale minutes carried for such customers. The Company secured contract amendments during the second quarter of 1999 with MCI WorldCom and Sprint. The amendments provided, among other things, for a three-year contract term extension for Sprint. The MCI WorldCom contact expires in 2001. Other common carrier traffic routed to the Company for termination in Alaska is largely dependent on traffic routed to MCI WorldCom and Sprint by their customers. Pricing pressures, new program offerings and market consolidation continue to evolve in the markets served by MCI WorldCom and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, the Company's traffic will also likely be reduced, and the Company's pricing may be reduced to respond to competitive pressures. The Company is unable to predict the effect on the Company of such changes, however given the materiality of other common carrier revenues to the Company, a significant reduction in traffic or pricing could have a material adverse effect on the Company's financial position, results of operations and liquidity. In October 1999 MCI WorldCom and Sprint announced their intention to merge. The Company is unable to predict the outcome or the merger's impact on the Company's operations, liquidity or financial condition.

Cable services. During the third quarter of 1999, cable television revenues represented 22.6% of consolidated revenues. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

The Company  generates cable services  revenues from three primary sources:  (1)
programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During the third quarter of 1999 programming services generated 86.2% of total cable services revenues, equipment rental and installation fees accounted for 8.8% of such revenues, advertising sales accounted for 4.5% of such revenues, and other services accounted for the remaining 0.5% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, and the average number of subscribers during a given reporting period.

The cable systems' cost of sales and selling, general and administrative expenses has consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising and rental expense. During the third quarter of 1999 programming and copyright expenses represented 42.9% of total cable cost of sales and selling, general and administrative expenses, and general and administrative costs


                                       19                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

represented 51.7% of such total. Marketing and advertising costs represented approximately 5.4% of such total expenses.

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

Local access services. The Company generates local access services revenues from three primary sources: (1) business and residential basic dial tone services;
(2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Effective March 1999 the Company transitioned to the "bill and keep" cost settlement method for termination of traffic on its and other's facilities. Local exchange services revenues totaled $3.8 million representing 5.7% of consolidated revenues in the third quarter of 1999. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to the Company's services during a given reporting period and the average monthly rates charged for non-traffic sensitive services.

Operating and engineering expenses represented approximately 8.6% of total local access services cost of sales and selling, general and administrative expenses during the third quarter of 1999. Marketing and advertising costs represented approximately 1.0% of such total expenses, customer service and general and administrative costs represented approximately 45.3% of such total expenses, and local access cost of sales represented approximately 45.1% of such total expenses. The Company expects that it will generate net operating losses from local exchange services for the year ended December 31, 1999.

The Company's local access services face significant competition in Anchorage from Alaska Communications Systems and AT&T Alascom, Inc. The Company believes its approach to developing, pricing, and providing local access services will allow it to be competitive in providing those services.

Internet services. The Company began offering Internet services in several markets in Alaska during 1998. The Company generates Internet services revenues from three primary sources: (1) access product services, including commercial dedicated access ("DIAS"), ISP DIAS, and retail dial-up service revenues; (2) SchoolAccess(TM) DIAS and server revenues; and (3) network management services. Internet services revenues totaled $2.0 million representing 3.0% of total revenues in the third quarter of 1999. The primary factors that contribute to year-to-year changes in Internet services revenues are the average number of subscribers to the Company's services during a given reporting period, the average monthly subscription rates, and the number of additional premium features selected.

Operating and general and administrative expenses represented approximately 55.2% of total Internet services cost of sales and selling, general and administrative expenses during the third quarter of 1999. Internet cost of sales represented approximately 39.3% of such total expenses and marketing and advertising represented approximately 5.5% of such total expenses.

Significant new marketing campaigns have been introduced in 1999 featuring bundled residential and commercial Internet products. Additional bandwidth was made available to the Company's Internet segment resulting from completion of the Alaska United undersea fiber optic cable project. The new Internet offerings are coupled with the Company's long-distance and local access services offerings and provide free basic Internet services or discounted premium Internet services if certain long-distance or local access services plans are selected. Value-added premium Internet features are available for additional charges.



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

Other services, other expenses and net loss. Telecommunications services revenues reported in the Other segment as described in note 6 to the accompanying interim condensed consolidated financial statements include sales of fiber optic system capacity (see below), corporate network management contracts, telecommunications equipment sales and service, other miscellaneous revenues (including revenues from cellular resale services, from prepaid and debit calling cards sales, and installation and leasing of customers' very small aperture terminal ("Vsat") equipment).

During the second quarter of 1999 the Company completed a $19.5 million sale of long-haul capacity in the Alaska United undersea fiber optic cable system ("fiber capacity sale") to Alaska Communications Systems in a cash transaction. The sale includes both capacity within Alaska, and between Alaska and the lower 49 states. Revenues and cost of sales associated with the capacity sale are reported in the Other services segment. The Company announced in August 1999 that an agreement pertaining to a second $19.5 million sale of fiber capacity to Alaska Communications Systems had been executed. The agreement requires Alaska Communications Systems to acquire additional capacity during the 18-month period following the effective date of the contract.

Other services segment revenues during the third quarter of 1999 include telecommunications equipment sales totaling $1.7 million, network solutions and outsourcing revenues totaling $1.4 million, and cellular resale and other revenues totaling $778,000.

The Company began developing plans for PCS service deployment in 1995 and subsequently conducted a technical trial of its candidate technology. The Company has invested approximately $2.2 million in its PCS license at September 30, 1999. PCS licensees are required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within 10 years. The Company continues to evaluate its wireless strategy and expects that such strategy will allow retention of the PCS license pursuant to its terms.

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

(Underlying data rounded to the nearest thousands)
                                                           Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                                            Percentage                             Percentage
                                                                            Change (1)                             Change (1)
                                                                             1999 vs.                               1999 vs.
      (Unaudited)                                     1999        1998         1998          1999        1998         1998
                                                      ----        ----         ----          ----        ----         ----
      Revenues
          Long-distance services                      63.0%       64.6%        4.6%          56.1%       65.7%        (1.4%)
          Cable services                              22.6%       23.1%        5.1%          21.3%       23.2%         5.8%
          Local access services                        5.7%        4.4%       40.1%           5.3%        3.2%        95.0%
          Internet services                            3.0%        2.2%       47.1%           3.1%        2.2%        60.5%
          Other services                               5.7%        5.7%        6.7%          14.2%        5.7%       189.3%
                                                 ------------------------------------------------------------------------------
             Total revenues                          100.0%      100.0%        7.3%         100.0%      100.0%        15.5%

      Cost of sales and services                      44.9%       47.3%        1.8%          43.5%       47.0%         7.0%
      Selling, general and administrative
        Expenses                                      36.3%       36.7%        6.3%          34.5%       36.4%         9.5%
      Depreciation and amortization                   16.0%       13.3%       28.9%          15.3%       13.6%        29.9%
                                                 ------------------------------------------------------------------------------
             Operating income                          2.8%        2.8%       10.3%           6.7%        3.1%       152.8%
             Net loss before income taxes and
               cumulative effect of a change in
               accounting principle                   (8.5%)      (5.2%)     (75.1%)         (4.0%)      (4.9%)        6.0%
             Net loss before cumulative effect
               of a change in accounting
               principle                              (5.3%)      (3.3%)     (70.4%)         (2.6%)      (3.1%)        3.3%
             Net loss                                 (5.3%)      (3.3%)     (70.4%)         (2.8%)      (3.1%)       (2.7%)

   --------------------------
   (1)Percentage change in underlying data.

THREE MONTHS ENDED SEPTEMBER 30, 1999 ("1999") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998")

Revenues. Total revenues increased 7.3% from $62.8 million in 1998 to $67.3 million in 1999. Long-distance revenues from commercial, residential, governmental, and other common carrier customers increased 4.6% from $40.6 million in 1998 to $42.4 million in 1999. Long-distance revenues increased due to a 6.2% increase in the number of active residential, small business and commercial customers billed from 83,000 at September 30, 1998 to 88,100 at September 30, 1999, new revenues in 1999 totaling $1.5 million from the lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states and maintenance charges related to the portion of fiber capacity purchased by Alaska


                                       22                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Communications Systems, a 22.0% increase in interstate minutes of use to 208.1 million minutes, and a 6.5% increase in intrastate minutes of use to 38.1 million minutes.

The increase in long-distance revenues was partially offset by a 22.9% reduction in the Company's average rate per minute on long-distance traffic from $0.166 per minute in 1998 to $0.128 per minute in 1999. Changes in wholesale product mix and reduced rates on other common carrier traffic (principally MCI WorldCom and Sprint) offset other common carrier wholesale minutes growth of 31.8%, resulting in a 1.2% decrease in revenues, from $16.5 million in 1998 to $16.3 million in 1999. The decrease in rates also resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates, such new plans being prompted in part by the Company's primary long-distance competitor, AT&T Alascom, reducing its rates and entry of LECs into long-distance markets served by the Company.

Revenues from private line and other data services sales increased 35.9% to $5.8 million during the third quarter of 1999 as compared to the same period of 1998 due primarily to increased system capacity and increasing demand for data services by ISPs, commercial and governmental customers, and others. Demand for data services to and from the lower 48 states previously exceeded the available supply capacity, however such demand is beginning to be filled with uncompressed fiber optic capacity on the Alaska United fiber system.

Cable revenues increased 5.1% from $14.5 million in 1998 to $15.2 million in 1999. Programming services revenues increased 6.2% to $13.1 million in 1999 resulting from an increase of approximately 5,500 basic subscribers served by the Company at September 30, 1999 as compared to September 30, 1998, an increase of $0.79 in average gross revenue per average basic subscriber per month and increased pay-per-view and premium service revenues. New facility construction efforts in the summer of 1998 resulted in approximately 1,900 additional homes passed which contributed to additional subscribers and revenues in 1999. Other factors included facility upgrades which allowed the introduction of digital cable services in Anchorage in the fourth quarter of 1998, increased promotional and advertising efforts in the fourth quarter of 1998 and the first three quarters of 1999, and increases in basic and premium service rates in certain locations. Equipment rental and installation revenues increased 19.0% to $1.3 million in 1999 due to increased equipment rentals and installation services provided by the Cable services industry segment.

Local access services revenues increased 40.1% from $2.7 million in 1998 to $3.8 million in 1999. At September 30, 1999 approximately 41,000 lines were in service and approximately 1,400 additional lines were awaiting connection.

Internet services revenues (including SchoolAccess(TM) services) increased 47.1% from $1.4 million in 1998 to $2.0 million in 1999. The Company had approximately 39,000 active residential, commercial and small business retail and wholesale dial-up subscribers to its Internet service at September 30, 1999.

Other services revenues increased 6.7% from $3.6 million in 1998 to $3.9 million in 1999.

Cost of sales and services. Cost of sales and services totaled $29.7 million in 1998 and $30.2 million in 1999. As a percentage of total revenues, cost of sales and services decreased from 47.3% in 1998 to 44.9% in 1999. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to the changes in the Company's product mix due to continuing development of new product lines and growth of existing product lines (local access services, long-distance data services and Internet). The margin improvement was partially offset by increased cable services cost of sales as a percentage of cable services revenues.



                                       23                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Long-distance cost of sales as a percentage of long-distance revenues decreased from 51.2% in 1998 to 47.1% in 1999. The decrease is primarily attributed to reductions in access costs due to avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own network instead of paying other carriers to distribute and terminate its traffic. The Company expects to realize additional cost savings as traffic carried on its own local services facilities grows. Additional capacity between Alaska and the lower 49 states now available on the Alaska United fiber system has allowed the Company to carry significant additional amounts of data services traffic on its own facilities rather than paying other carriers for leased capacity. Partially offsetting the 1999 decrease as compared to 1998 are decreases in the average rate per minute billed to customers without a comparable decrease in access charges paid by the Company.

Cable cost of sales and services as a percentage of revenues is generally less than are long-distance, local access and Internet services cost of sales and services as a percentage of revenues. Cable services rate increases did not keep pace with increases in programming and copyright costs in 1999. Programming costs increased on most of the Company's offerings and the Company incurred additional costs on new programming introduced in 1998 and 1999. Changes in the product mix provided to customers also impacts cable cost of sales and services as a percentage of revenues.

Local access services cost of sales and services totaled 56.9% and 60.5% as a percentage of 1999 and 1998 local access services revenues, respectively. Internet services cost of sales and services totaled 43.9% and 41.3% as a percentage of the 1999 and 1998 Internet services revenues, respectively. The Company's local access operations commenced in 1997 and Internet services operations commenced in 1998. Fluctuations in cost of sales and services as a percentage of revenues are expected to occur as new product lines continue to develop and mature.

Selling,   general   and   administrative   expenses.   Selling,   general   and
administrative expenses increased 6.3% from $23.0 million in 1998 to $24.4 million in 1999. The 1999 increase resulted from:

     - Increased costs associated with operations and maintenance of the Alaska United fiber optic cable system that was placed into service in early February 1999. 1999 costs totaled $1.1 million as compared to $37,000 in 1998.
     - Internet services operating, engineering, sales, customer service and administrative cost increases, from $154,000 in 1998 as compared to $1.4 million in 1999. The Company gradually introduced its Internet services through the third quarter of 1998 and increased advertising efforts in the fourth quarter of 1998 and the first three quarters of 1999. The increase in costs was necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in the Company's Internet services customer base.
     - Increased allowance for doubtful accounts receivable.

The 1999 increase in selling, general and administrative expenses is partially offset by decreases in local access services operating, engineering, sales, customer service and administrative costs, from $3.4 million in 1998 to $2.6 million in 1999. Additional costs were necessary in 1998 to process the significant number of conversions and new installations due to the high demand for the Company's local access services. The Company has been able to provide the necessary operating, engineering, customer service and administrative costs more efficiently in 1999, resulting in cost reductions.

Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased from 36.7% in 1998 to 36.3% in 1999.

Depreciation and amortization. Depreciation and amortization expense increased 28.9% from $8.3 million in 1998 to $10.8 million in 1999. The increase is attributable to the Company's $58.4 million investment in


                                       24                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

equipment and facilities placed into service during 1998 for which a full year of depreciation will be recorded during 1999, the Alaska United undersea fiber optic cable system placed into service in the first quarter of 1999 for which 11 months of depreciation will be recorded during 1999, and the $28.6 million investment in equipment and facilities during the first three quarters of 1999 for which a partial year of depreciation will be recorded in 1999.

Interest expense, net. Interest expense, net of interest income, increased 52.0% from $5.0 million in 1998 to $7.6 million in 1999. This increase resulted primarily from increases in the Company's average outstanding indebtedness associated with construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, investment in local access services equipment and facilities, and slightly higher interest rates on outstanding indebtedness. During 1998 interest expense was offset in part by capitalized construction period interest. During 1999 the Company experienced a significant reduction in the amount of construction period interest capitalized due to the completion of the Alaska United undersea fiber optic cable system that was placed into service in early February 1999.

Income tax benefit. GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity and balances. Income tax benefit totaled $1.2 million in 1998 and $2.2 million in 1999. The increase in income tax benefit in 1999 was due to an increase in net loss before income taxes and cumulative effect of a change in accounting principle in 1999 as compared to 1998. The Company's effective income tax rate increased from 36.3% in 1998 to 38.0% in 1999 due to the proportional amount of items that are nondeductible for income tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1999 ("1999") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998")

Revenues. Total revenues increased 15.5% from $183.9 million in 1998 to $212.3 million in 1999. Long-distance revenues from commercial, residential, governmental, and other common carrier customers decreased 1.4% from $120.9 million in 1998 to $119.2 million in 1999. Long-distance revenues decreased notwithstanding a 7.5% increase in the number of active residential, small business and commercial customers billed from 82,000 at December 31, 1998 to 88,100 at September 30, 1999, a 10.3% increase in total minutes of use to 661.7 million minutes, and new revenues in 1999 totaling $3.2 million from the lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 49 states and maintenance charges related to the portion of fiber capacity purchased by Alaska Communications Systems.

The long-distance revenue decrease was primarily due to a 16.6% reduction in the Company's average rate per minute on long-distance traffic from $0.169 per minute in 1998 to $0.141 per minute in 1999. The decrease in rates resulted from the Company's promotion of and customers' enrollment in new calling plans offering discounted rates and length of service rebates, such new plans being prompted in part by the Company's primary long-distance competitor, AT&T Alascom, reducing its rates, and the entry of LECs into long-distance markets served by the Company. Changes in wholesale product mix and reduced rates on other common carrier traffic (principally MCI WorldCom and Sprint) offset other common carrier minutes growth of 18.3% resulting in a 1.3% decrease in revenues, from $46.7 million in 1998 to $46.1 million in 1999.

Cable revenues increased 5.8% from $42.7 million in 1998 to $45.2 million in 1999. Programming services revenues increased 5.3% to $38.7 million in 1999 resulting from an increase of approximately 5,500 basic subscribers served by the Company, an increase of $1.4 in average gross revenue per average basic subscriber per month and increased pay-per-view and premium service revenues.
New  facility   construction


                                       25                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

efforts in the summer of 1998 resulted in approximately 1,900 additional homes passed which contributed to additional subscribers and revenues in 1999. Other factors included facility upgrades which allowed the introduction of digital cable services in Anchorage in the fourth quarter of 1998, increased promotional and advertising efforts in the fourth quarter of 1998 and the first three quarters of 1999, and increases in basic and premium service rates in certain locations in the second and third quarter of 1998. Equipment rental and installation revenues increased 19.7% to $3.9 million in 1999 due to increased equipment rentals and installation services provided by the Cable services industry segment.

Local access services revenues increased 95.0% from $5.8 million in 1998 to $11.3 million in 1999. At September 30, 1999 approximately 41,000 lines were in service and approximately 1,400 additional lines were awaiting connection.

Internet services revenues (including SchoolAccess(TM) services) increased 60.5% from $4.1 million in 1998 to $6.5 million in 1999. The Company had approximately 39,000 active residential, commercial and small business retail and wholesale dial-up subscribers to its Internet service at September 30, 1999.

Other services revenues increased 189.3% from $10.4 million in 1998 to $30.1 million in 1999. The 1999 increase was largely due to the fiber capacity sale as previously described.

Cost of sales and services. Cost of sales and services totaled $86.4 million in 1998 and $92.4 million in 1999. As a percentage of total revenues, cost of sales and services decreased from 47.0% in 1998 to 43.5% in 1999. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to the impact of the fiber capacity sale and changes in the Company's product mix due to continuing development of new product lines and growth of existing product lines (local access services, data services and Internet). The overall margin improvement was partially offset by increased cable services cost of sales as a percentage of cable services revenues.

Long-distance cost of sales and services increased from $60.4 million in 1998 to $60.7 million in 1999. Increases in the long-distance cost of sales as a percentage of long-distance revenues from 50.0% in 1998 to 52.4% in 1999 are primarily attributed to the decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by the Company, and a non-recurring refund received in the second quarter of 1998 totaling approximately $1.1 million from a local exchange carrier in respect of its earnings that exceeded regulatory requirements. Offsetting the 1999 increase as compared to 1998 are reductions in access costs due to avoidance of access charges resulting from the Company's distribution and termination of its traffic on its own local services network instead of paying other carriers to distribute and terminate its traffic. The Company expects increased cost savings as traffic carried on its own facilities continues to grow. Additional capacity between Alaska and the lower 48 states now available on the Alaska United fiber system has allowed the Company to carry significant additional amounts of data services traffic on its own facilities rather than paying other carriers for leased capacity.

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

Local access services cost of sales and services totaled 52.1% and 65.1% as a percentage of 1999 and 1998 local access services revenues, respectively. Internet services cost of sales and services totaled 33.9% and 67.9% as a percentage of the 1999 and 1998 Internet services revenues, respectively. The Company's local access operations commenced in 1997 and Internet services operations commenced in 1998. Fluctuations in


                                       26                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

cost of sales and services as a percentage of revenues are expected to continue to occur as new product lines develop and mature.

Selling,   general   and   administrative   expenses.   Selling,   general   and
administrative expenses increased 9.5% from $66.9 million in 1998 to $73.2 million in 1999. The 1999 increase resulted from:

     - Increased costs associated with operations and maintenance of the Alaska United fiber optic cable system that was placed into service in early February 1999. 1999 costs totaled $3.0 million as compared to $107,000 in 1998.
     - Internet services operating, engineering, sales, customer service and administrative cost increases, from $379,000 in 1998 as compared to $3.9 million in 1999. The Company gradually introduced its Internet services through the third quarter of 1998 and increased advertising efforts in the fourth quarter of 1998 and first three quarters of 1999. Increased costs were necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in the Company's Internet services customer base.
     - Increased allowance for doubtful accounts receivable.

Partially   offsetting   these  increases  was  a  $2.2  million   reduction  in
long-distance general and administrative costs in 1999 as compared to 1998.

Selling, general and administrative expenses, as a percentage of revenues, decreased from 36.4% in 1998 to 34.5% in 1999 primarily as a result of significant revenues derived from the fiber capacity sale without a proportionate increase in selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization expense increased 29.9% from $25.0 million in 1998 to $32.5 million in 1999. The increase is attributable to the Company's $58.4 million investment in equipment and facilities placed into service during 1998 for which a full year of depreciation will be recorded during 1999, the Alaska United undersea fiber optic cable system placed into service in the first quarter of 1999 for which 11 months of depreciation will be recorded during 1999, and the $28.6 million investment in equipment and facilities during the first three quarters of 1999 for which a partial year of depreciation will be recorded in 1999.

Interest expense, net. Interest expense, net of interest income, increased 54.4% from $14.7 million in 1998 to $22.7 million in 1999. This increase resulted primarily from increases in the Company's average outstanding indebtedness resulting primarily from construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, investment in local access services equipment and facilities, and slightly higher interest rates on outstanding indebtedness. During 1998 interest expense was offset in part by capitalized construction period interest. During 1999 the Company experienced a significant reduction in the amount of construction period interest capitalized due to the completion of the Alaska United undersea fiber optic cable that was placed into service in early February 1999. The Company charged to interest expense $470,000 of deferred financing costs in the second quarter of 1999 resulting from the amendment to the Holdings Loan Facilities which reduced borrowing capacity (see Liquidity and Capital Resources).

Income tax benefit. GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussions of income tax expense and net operating loss carryforwards reflect the consolidated group's activity and balances. Income tax benefit decreased from $3.3 million in 1998 to $3.0 million in 1999 due to a reduced net loss before income taxes and cumulative effect of a change in accounting principle in 1999 as compared to 1998. The Company's effective income tax rate decreased from



                                       27                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

36.6% in 1998 to 34.8% in 1999 due to the decreased net loss and the proportional amount of items that are nondeductible for income tax purposes.

At September 30, 1999, the Company has (1) tax net operating loss carryforwards of approximately $66.0 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.0 million available to offset regular income taxes payable in future years. The Company's utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through taxable income earned in carryback years, future reversals of existing taxable temporary differences, and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company estimates that its effective income tax rate for financial statement purposes will be approximately 34% in 1999. The Company expects that its operations will generate net income before income taxes during the carryforward periods to allow utilization of loss carryforwards for which no allowance has been established.

     FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following  chart provides  selected  unaudited  statement of operations data from the Company's quarterly results of operations during 1999 and 1998:
                                                       First       Second         Third         Fourth        Total
(Unaudited)                                           Quarter      Quarter       Quarter        Quarter        Year
                                                 -----------------------------------------------------------------------
                    1999                                    (Dollars in thousands, except per share amounts)
                    ----
Revenues:
   Long-distance services                      $      37,568        39,158        42,497                       119,223
   Cable services                                     15,062        14,909        15,218                        45,189
   Local access services                               3,714         3,764         3,845                        11,323
   Internet services                                   1,969         2,534         2,018                         6,521
   Other services                                      3,025        23,294         3,762                        30,081
                                                 -----------------------------------------------------------------------
Total revenues                                        61,338        83,659        67,340                       212,337
Operating income (loss)                                 (368)       12,655         1,908                        14,195
Net income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle                                (7,328)        4,495        (5,702)                       (8,535)
Net income (loss) before cumulative effect
  of a change in accounting principle                 (4,521)        2,491        (3,537)                       (5,567)
Net income (loss)                              $      (4,865)        2,491        (3,537)                       (5,911)
                                                 =======================================================================

Basic net income (loss) per share:
   Net income (loss) before cumulative
     effect of a change in accounting
     principle                                 $     (45,210)       24,910       (35,370)                      (55,670)
   Cumulative effect of a change in
     accounting principle                              3,440           ---           ---                         3,440
                                                 -----------------------------------------------------------------------
   Net income (loss)                           $     (48,650)       24,910       (35,370)                      (59,110)
                                                 =======================================================================


                                       28                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

The following  chart provides  selected  unaudited  statement of operations data from the Company's quarterly results of operations during 1999 and 1998:
                                                       First       Second         Third         Fourth        Total
(Unaudited)                                           Quarter      Quarter       Quarter        Quarter        Year
                                                 -----------------------------------------------------------------------
Diluted net income (loss) per share:
   Net income (loss) before cumulative
     effect of a change in accounting
     principle                                 $     (45,210)       24,910       (35,370)                      (55,670)
   Cumulative effect of a change in
     accounting principle                              3,440           ---           ---                         3,440
                                                 -----------------------------------------------------------------------
   Net income (loss)                           $     (48,650)       24,910       (35,370)                      (59,110)
                                                 =======================================================================

                    1998
                    ----
Revenues:
   Long-distance services                      $      38,651        41,366        40,847         36,486        157,350
   Cable services                                     14,201        14,041        14,484         14,914         57,640
   Local access services                               1,013         2,049         2,744          4,102          9,908
   Internet services                                     903         1,014         1,060          1,614          4,591
   Other services                                      3,384         4,471         3,631          5,820         17,306
                                                 -----------------------------------------------------------------------
Total revenues
Operating income                                       2,437         1,447         1,730          3,230          8,844
Net loss                                       $      (1,616)       (2,066)       (2,076)        (1,039)        (6,797)
                                                 =======================================================================
Basic net loss per share                       $     (16,160)      (20,660)      (20,760)       (10,390)       (67,970)
                                                 =======================================================================
Diluted net loss per share                     $     (16,160)      (20,660)      (20,760)       (10,390)       (67,970)
                                                 =======================================================================

Revenues. Total revenues for the quarter ended September 30, 1999 ("third quarter of 1999") were $67.3 million, representing a 19.6% decrease from total revenues in the quarter ended June 30, 1999 ("second quarter of 1999") of $83.7 million. The decrease in total revenues resulted from a $19.5 million fiber capacity sale in the second quarter of 1999, reduced revenues associated with a 6.2% reduction in the long-distance average rate per minute, notwithstanding a 10.0% increase in total minutes of traffic carried. Partially offsetting this decrease were increased revenues from sales to other common carriers (principally MCI WorldCom and Sprint) due to a 15.5% increase in minutes carried for other common carriers. Revenues from other common carriers (principally MCI WorldCom and Sprint) totaled $16.3 million in the third quarter of 1999 and $14.9 million in the second quarter of 1999.

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

Cost of sales and services. Cost of sales and services decreased 12.0% from $34.3 million in the second quarter of 1999 to $30.2 million in the third quarter of 1999. The decrease resulted primarily from costs associated with the fiber capacity sale in the second quarter of 1999. As a percentage of revenues, second quarter of 1999 cost of sales and services was 41.1% as compared to 44.9% for the third quarter of 1999. The increase in the cost of sales and services as a percentage of revenues is primarily due to increased margin on the fiber capacity sale as compared to margin on other products and services sold. Partially offsetting this overall increase was a decrease in cost of sales and services as a percentage of revenues attributed to growth


                                       29                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

of the Company's new product lines, changes in product mix, and avoidance of access charges and leased lines for data services traffic resulting from the Company's distribution and termination of its traffic on its own network instead of paying other carriers to distribute and terminate its traffic.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $800,000 in the third quarter of 1999 as compared to the second quarter of 1999. As a percentage of revenues, third quarter of 1999 selling, general and administrative expenses were 36.3% as compared to 30.2% for the second quarter of 1999. The third quarter 1999 increase as a percentage of sales is primarily a result of significant revenues derived from the fiber capacity sale without a proportionate increase in selling, general and administrative expenses in the second quarter of 1999.

Net income (loss). The Company reported a net loss of ($3.5) million for the third quarter of 1999 as compared to a net income of $2.5 million for the second quarter of 1999. The decrease in net income is primarily attributed to the fiber capacity sale in the second quarter of 1999. The decrease is partially offset by a charge to interest expense of $470,000 of deferred financing costs in the second quarter of 1999 resulting from the amendment to the Holdings Loan Facilities which reduced borrowing capacity (see Liquidity and Capital Resources).

                         LIQUIDITY AND CAPITAL RESOURCES

The first three quarters of 1999 ("1999") cash flows from operating activities totaled $21.7 million, net of changes in the components of working capital. Additional sources of cash during 1999 included cash contributions from GCI totaling $20.1 million and long-term borrowings of $13.8 million. Expenditures for property and equipment, including construction in progress, totaled $28.6 million and $130.2 million in 1999 and the first three quarters of 1998 ("1998"), respectively. Uses of cash during 1999 also included repayment of $24.1 million of long-term borrowings and capital lease obligations.

Net receivables decreased $1.3 million from December 31, 1998 to September 30, 1999. The decrease is due to:

     - Consolidated group income tax refunds received totaling $2.0 million.
     - A $2.0 million reclassification of consolidated group income taxes receivable to a long-term deferred tax asset since the Company has utilized all net operating losses against income taxes paid in prior periods. Refundable amounts are now recorded as a long-term deferred tax assets and will be realized as future consolidated group taxable income is generated.
     - An increase in the allowance for doubtful accounts of $2.1 million.

Partially offsetting the above described decreases was a $5.2 million increase in trade receivables primarily from the long-distance, cable and local access services product lines and the Company's Internet SchoolAccess(TM) service offering.

Working capital totaled $16.4 million at September 30, 1999, a $7.4 million increase from working capital of $9.0 million as of December 31, 1998. The increase in working capital is primarily attributed to:
     - Decreased net receivables as discussed above.
     - Increased prepaid and other current assets of $1.3 million due to the timing of certain payments made by the Company.
     - Decreased accounts payable of $3.9 million due to one large outstanding invoice due at December 31, 1998 related to a product sale completed in 1998 and reduced levels of capital expenditures and accruals in 1999 as compared to 1998.
     - Decreased accrued interest of $4.7 million due to the timing of interest payments.



                                       30                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

The  Holdings  $200,000,000  ($150,000,000  as amended) and  $50,000,000  credit facilities mature June 30, 2005. The Holdings Loan facilities were amended in April 1999 (see below) and bear interest, as amended, at either Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $87.7 million and $106.7 million were drawn on the credit facilities as of September 30, 1999 and December 31, 1998, respectively.

On April 13, 1999, the Company amended its Holdings credit facilities. These amendments contained, among other things, provisions for payment of a one-time amendment fee of 0.25% of the aggregate commitment, an increase in the commitment fee by 0.125% per annum on the unused portion of the commitment, and an increase in the interest rate of 0.25%. The amended facilities reduce the aggregate commitment by $50 million to $200 million, and limit capital expenditures to $35 million in 1999 and $35 million in 2000 with no limits thereafter (excluding amounts to be paid for purchased satellite transponder facilities). The amended facilities contemplated that Holdings receive $20 million in proceeds from a GCI preferred stock issuance by May 31, 1999 (see below). Pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements," the Company recorded as additional interest expense $470,000 of deferred financing costs in the second quarter of 1999 resulting from the reduced borrowing capacity.

Holding's credit facilities and GCI, Inc.'s senior notes contain restrictions on the operations and activities of the Company, including requirements that the Company comply with certain financial covenants and financial ratios. Under the amended Holding's credit facility, Holdings may not permit the ratio of senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 3.0 to 1.0 through December 31, 1999, total debt to annualized operating cash flow to exceed 6.25 to 1.00 through March 31, 2000, and annualized operating cash flow to interest expense to be less than 1.5 to
1.0 through September 30, 1999 (1.75 to 1.0 from October 1, 1999 through December 31, 1999). Each of the foregoing ratios decreases in specified increments during the life of the credit facility. The credit facility requires Holdings to maintain a ratio of annualized operating cash flow to debt service of Holdings and certain of its subsidiaries of at least 1.25 to 1.0, and annualized operating cash flow to fixed charges of at least 1.0 to 1.0 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter). The senior notes impose a requirement that the leverage ratio of GCI, Inc. and certain of its subsidiaries not exceed 7.5 to 1.0 prior to December 31, 1999 and 6.0 to 1.0 thereafter, subject to the ability of GCI, Inc. and certain of its subsidiaries to incur specified permitted indebtedness without regard to such ratios.

On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle. $71.7 million was borrowed under the facility at September 30, 1999. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended an additional two years at any time between the second and fifth anniversary of closing the facility if the Company can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest, and principal installments based on the extended maturity. The Fiber Facility bears interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or, at the Company's option, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less.

The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska


                                       31                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

United, collateralize the Fiber Facility. Construction of the fiber facility was completed and the facility was placed into service on February 4, 1999. The project was completed on budget.

The Company will use approximately one-half of the Alaska United system capacity in addition to its existing owned and leased facilities to carry its own traffic. One of the Company's large commercial customers signed agreements in February and March 1999 for the immediate lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states. The lease agreements provide for three-year terms, with renewal options for additional terms. The Company continues to pursue opportunities to lease additional capacity on its system.

The Company completed a sale of capacity in the Alaska United system to Alaska Communications Systems in a $19.5 million cash transaction. The sale includes both capacity within Alaska, and between Alaska and the lower 48 states. An agreement was executed in August 1999 for a second $19.5 million sale of fiber capacity to Alaska Communications Systems. The Company continues to pursue opportunities for sale of additional capacity on its system.

The Company's expenditures for property and equipment, including construction in progress, totaled $28.6 million and $130.2 million during 1999 and 1998, respectively. The Company anticipates that its capital expenditures in 1999 may total as much as $35 million. Planned capital expenditures over the next five years include those necessary for continued expansion of the Company's long-distance, local exchange and Internet facilities, the development and construction of a PCS network, and continued upgrades to its cable television plant, and approximately $43.5 million for satellite transponders. Sources of funds for these planned capital expenditures are expected to include internally generated cash flows and borrowings under the Company's credit facilities.

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

GCI issued 20,000 shares of convertible redeemable accreting preferred stock ("Preferred Stock") on April 30, 1999. Proceeds totaling $20 million (before payment of costs and expenses) were contributed to GCI, Inc. and were used for general corporate purposes, to repay outstanding indebtedness, and to provide additional liquidity.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133 and SFAS No. 137. In June 1998, the Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities," effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In August 1999, the Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 extends the implementation date of SFAS No. 133 and gives additional guidance regarding the recognition in the balance sheet of an embedded derivative. Management of the Company expects that adoption of SFAS No. 133 and SFAS No. 137 will not have a material impact on the Company's interim and year-end 2001 financial statements.

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

State of readiness. The Company has undertaken various initiatives to evaluate the Year 2000 readiness of the products and services sold by the Company
("Products"), the information technology systems used in the Company's operations ("IT Systems"), its non-IT systems, such as power to its facilities, HVAC systems, building security, voice mail and other systems, as well as the readiness of its customers and suppliers. The Company has identified eight Year 2000 target areas that cover the entire scope of the Company's business and has internally established teams which completed an 8-step Compliance Validation Process ("CVP") for each target area with respect to critical and service delivery systems. The table below identifies the Company's target areas as well as the 8-step CVP with its expected timeline. Team activity is currently focused towards the process of completing Phase 2.



                                       33                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

        ----------------------------------------------------------------------------------------------------------------
                    Year 2000 Target Areas                               Compliance Validation Process
        ----------------------------------------------------------------------------------------------------------------
        1.   Business Computer Systems                              PHASE 1
        2.   Technical Infrastructure                   1. Team Formation               Completed 1st quarter 1997
        3.   End-User Computing                         2. Inventory Assessment         Completed 4th quarter 1998
        4.   Switching and Head-end Equipment           3. Compliance Assessment        Completed 4th quarter 1998
        5.   Logistics                                  4. Risk Assessment              Completed 4th quarter 1998
        6.   Facilities                                 ----------------------------------------------------------------
        7.   Customers                                              PHASE 2
        8.   Suppliers/Key Service Providers            5. Resolution/Remediation       Completed 2nd quarter 1999
                                                        6. Validation                   Completed 3rd quarter 1999
                                                        7. Contingency Plan             Completed 3rd quarter 1999
                                                        8. Sign-Off Acceptance          Expected completion 4th
                                                                                        quarter 1999
        ----------------------------------------------------------------------------------------------------------------

In 1997, the Company established a corporate-wide Year 2000 task force to address Y2K issues. This effort is comprehensive and encompasses software, hardware, electronic data interchange, networks, PC's, facilities, embedded chips, century certification, supplier and customer readiness, contingency planning, and domestic and international operations. The Company has tested, replaced or upgraded all of its critical business applications and systems. The Company has prioritized its third-party relationships as critical, severe or sustainable, has completed the assessment phase for third parties, has requested a Y2K contract warranty in many new key contracts and is developing contingency plans for critical third parties, including key customers, suppliers and other service providers. An assessment of its key customers showed that no significant impact to the Company is expected due to customer Y2K problems. The Company continues to evaluate other telecommunication companies that purchase the Company's services.

With respect to the Company's relationships with third parties, the Company relies both domestically and internationally upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. Although these service providers are outside the Company's control, the Company has contacted those with whom it believes its relationships are material and has verbally communicated with some of its strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 ready.

Over 400 companies have been contacted directly by mail, by telephone, through on-site visits or through inquiry of their Y2K Internet web sites to determine their state of readiness. Responses vary from confirmation that the supply of products or services provided to the Company will continue without interruption or delay through the year 2000, to providing their plans for making their products or service delivery systems Y2K compliant. The Company is currently evaluating the sufficiency of the responses received from these third parties. The Company intends to complete follow-up activities, including but not limited to site surveys, phone surveys and mailings, with significant vendors and service providers as part of the Phase 2 sign-off acceptance.

Costs to address year 2000 issues. Costs related to the Y2K issue are expensed as incurred and are funded through the Company's operating cash flows and its credit agreements. Through September 30, 1999, the Company has expensed incremental remediation costs totaling $2.0 million, with remaining incremental remediation costs in 1999 and 2000 estimated at approximately $750,000. Management must balance the requirements for funding discretionary capital expenditures with required year 2000 efforts given its limited resources. The Company has not deferred any critical information technology projects because of its Year


                                       34                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

2000 program efforts, which are being addressed primarily through a dedicated team within the Company's information technology group.

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

Risk of year 2000 issues. If necessary modifications and conversions by the Company are not made on a timely basis, or if key third parties are not Y2K ready, Y2K problems could have a material adverse effect on the Company's financial condition, results of operations and liquidity. However, the Company believes it has identified and addressed all aspects of its operations that may be affected by the Year 2000 issue and has addressed the most critical applications first.

Although the Company considers them unlikely, the Company believes that the following several situations, not in any particular order, make up the Company's worst-case Year 2000 scenarios:

     - Disruption of Electrical Power Supplies Resulting from Extended Regional Power Failure(s). The Company's major switching and information systems are protected by emergency standby electrical generators in the event of short-term power outages. If electrical supplies from regional electric utilities are disrupted for longer periods of time, the Company may be required to power-down its electronic switching, head-end and computer equipment. The Company is closely monitoring electrical utilities that provide service to the Company for their Year 2000 readiness. Based on their progress reports and completion of assessments, the Company believes that there will be no significant impact on its operations in the major communities served by the Company. Many of the electrical companies serving smaller rural communities employ equipment that is manual or controlled by non date-effecting equipment, however they may experience outages if they do not receive fuel from their suppliers.
     - Disruption of a Significant Customer's Ability to Accept Products or Pay Invoices. The Company's significant customers are large, well-informed customers, mostly in the telecommunications and oil and gas industries, who are disclosing information to their vendors that indicates they are well along the path toward Year 2000 compliance. These customers have demonstrated their awareness of the Year 2000 issue by issuing requirements of their suppliers and indicating the stages of identification and remediation which they consider adequate for progressive calendar quarters leading up to the century mark. The Company's significant customers, moreover, are substantial companies that the Company believes would be able to make adjustments in their processes as required to cause timely payment of invoices.
     - Disruption of Supplies and Materials. In early 1998 the Company began an ongoing process of surveying its vendors with regard to their Year 2000 readiness and is now in the process of finalizing its assessment of responses to the survey. The Company expects to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expects that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, the Company will arrange for back-up vendors before the changeover date. Supplies and materials necessary for invoicing and other functions have been ordered and will be on hand in bulk prior to December 31, 1999 to provide an adequate inventory to bridge up to three months of vendor supply chain disruptions.
     - Disruption of the Company's Administrative and Billing IT Systems. The Company has completed an upgrade of its current financial software systems to state-of-the-art systems and such process has required Year 2000 compliance in the various invitations for proposals. Year 2000 testing is occurring as upgrades proceed. The Company's billing and information systems have been assessed and


                                       35                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

       remediation is substantially complete. System processes have been prioritized so that critical date-sensitive systems and functionality were remediated first. Non-critical systems and functionality are remediated following critical systems. The Company's efforts are proceeding on-target and on budget. Accordingly, the Company believes that, after assessment and remediation, if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected billing or information system error.
     - Disruption of the Company's Non-IT Systems. The Company continues to conduct a comprehensive assessment of all non-IT systems, including among other things its switching and head-end systems and operations, with respect to both embedded processors and obvious computer control. The Company has completed its assessment activities and is in the process of completing remediation efforts. The Company believes that, after such assessment and remediation, if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of well-maintained equipment.
     - De-Listing of Company as a Vendor to Certain Customers. Several of the Company's principal customers have required updated reports in the form of answers to extensive multiple-choice surveys on the Company's Year 2000 compliance efforts. According to these customers, failure to reply to the readiness survey would have led to de-listing as a service supplier at the present time, resulting in possible disqualification to bid on procurements requiring service delivery in the future. The Company has responded to these reports on a timely basis. The Company has not been disqualified as a supplier to any customers. Several significant customers have scheduled monitoring meetings during 1999.

Contingency plans. The Company has completed development of specific contingency plans for potential Year 2000 disruptions. The aforementioned 8-step Compliance Validation Process includes contingency planning by each team and such plans are being carefully reviewed and tested by the Company.

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

Oil companies and service providers have implemented cost cutting measures to offset a portion of the declining revenues. Oil company and related oil field service company layoffs reportedly will result in a reduction of oil industry jobs by at least 39 percent by the end of 1999. Reduced oil revenues will impact the state of Alaska's economy, and is expected to particularly hurt state and local government and oil service companies. Oil field service and drilling contractors are expected to cut operating costs to adjust for decreasing production and exploration.

Oil prices have increased to over $22 per barrel in November 1999, reducing the amount of funds needed to balance the state of Alaska's expected budget shortfall from an estimated $1 billion to $500 million. The State of Alaska maintains budget reserve accounts that are intended to fund budgetary shortfalls and may


                                       36                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

fund a portion of the revenue shortfall. The Governor of the state of Alaska and the state legislature have implemented cost cutting and revenue enhancing measures to reduce the amount of budget reserve funds that will be necessary to balance the state budget.

The Alaska Department of Revenue predicts that oil production and revenue will stabilize for a period of time as new oil fields currently being developed are placed into production. State revenue forecasts, based on increased average oil prices and stabilizing production levels, indicate that the state's budget reserve account could last three years longer than previous estimated, to 2005.

BP Amoco announced in April 1999 its intention to purchase ARCO for $26.8 billion. BP Amoco and ARCO together reportedly own approximately 70 percent of the Alaska North Slope oil fields and the company that operates the Trans-Alaska Pipeline System. Concerns have been expressed about the impact of this specific transaction and oil company consolidation in general on the oil and gas industry in Alaska, and in turn on the economy of Alaska. Concerns include reduced competition in an industry that is the largest source of revenues to the state of Alaska, and foreign ownership of a significant amount of United States oil production facilities and reserves. North Slope oil feeds most of the refineries on the West Coast, which are set up to process that particular grade of crude. Regulators are concerned that the new company could charge higher prices because of its control of much of the supply. Realignment of operations following the acquisition reportedly will result in eliminating up to 400 positions in Alaska.

The State of Alaska and BP Amoco reached an agreement in November 1999 to:

     - sell interests in North Slope properties of not less than 175,000 barrels of working interest oil per day, primarily in the Kuparuk field, together with associated infrastructure and a proportionate amount of the Trans-Alaska Pipeline System;
     - transfer  operatorships  of the Kuparuk and Alpine fields;  and
     - sell or relinquish 620,000 acres of state and federal explorations leases.

In addition, BP Amoco agreed to purchase oil from small producers using a pre-arranged price formula, and to sell some of its tankers. Other provisions would benefit the state of Alaska specifically, including a pledge to donate 0.2 percent of production to Alaska entities, with 30 percent of that figure -- currently about $6 million a year -- going to the state university system. BP Amoco also pledged to hire qualified Alaskans when they are available for jobs, encourage contractors to do the same, and to fabricate production facilities in the state of Alaska where feasible.




                                       37                            (Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

The terms of the agreement reportedly will allow BP Amoco to retain approximately three quarters of the value of ARCO's Alaskan assets. BP Amoco would retain control of the Prudhoe Bay field. Currently, only BP Amoco and ARCO serve as operators of North Slope fields. The asset sales reportedly would have minimal impact on the $1 billion of savings worldwide that BP Amoco has projected would result from the merger.

No assurance can be given that oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with the reduced level of royalties. The Company is not able to predict the effect of changes in the price and production volumes of North Slope oil or the acquisition of ARCO by BP Amoco on Alaska's economy or on the Company.

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

PART I.
ITEM 3.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

The Company's Senior Holdings Loan carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, the Company's interest expense will increase or decrease accordingly. As of September 30, 1999, the Company had borrowed $87.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $877,000 in additional gross interest cost on an annualized basis.

The Company's Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.0%, or at the Company's choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at the Company's choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Should the Libor rate, the lenders' base rate or the leverage ratios change, the Company's interest expense will increase or decrease accordingly. As of September 30, 1999, the Company had borrowed $71.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $717,000 in additional gross interest cost on an annualized basis.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which the Company is a party is included in Note 7 of Notes to Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibit 27 - Financial Data Schedule  *

                (b) Reports on Form 8-K filed during the quarter ended September
                    30, 1999 - None

           ---------------------
           * Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   GCI, INC.

              Signature                                         Title                                Date
--------------------------------------      --------------------------------------------      ------------------

/s/                                         President and Director                             November 12, 1999
--------------------------------------      (Principal Executive Officer)                     ------------------
Ronald A. Duncan

/s/                                         Vice President and Director                        November 12, 1999
--------------------------------------                                                        ------------------
G. Wilson Hughes

/s/                                         Secretary, Treasurer and Director                  November 12, 1999
--------------------------------------      (Principal Financial and Accounting Officer)      ------------------
John M. Lowber