Form 10-Q
period 2000-03-31
GCI INC
filed 2000-05-15
CIK 75679

As filed with the Securities and Exchange Commission on May 15, 2000.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                    GCI, INC.
            A WHOLLY OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of March 31, 2000
                       (unaudited) and December 31, 1999..................................................5

                    Consolidated Statements of Operations for the
                       three months ended March 31, 2000
                       (unaudited) and 1999 (unaudited)...................................................7

                    Consolidated Statements of Stockholder's Equity
                       for the three months ended March 31, 2000
                       (unaudited) and 1999 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2000 (unaudited)
                       and 1999 (unaudited)...............................................................9

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................10

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................17

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................30

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................31

         Item 6.    Exhibits and Reports on Form 8-K......................................................31

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................32

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission. In this Quarterly Report, in addition to historical information, we state our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions and are subject to risks and uncertainties. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

     - Material adverse changes in the economic conditions in the markets we serve;
     - The efficacy of the rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the Telecommunications Act of 1996; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     - Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local, cable and Internet services; the extent and pace at which different competitive environments develop for each segment of our business; the extent and duration for which competitors from each segment of the telecommunications industry are able to offer combined or full service packages prior to our being able to do so; the degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry; and competitor responses to our products and services and overall market acceptance of such products and services;
     - The outcome of our negotiations with incumbent local exchange carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements; and our ability to purchase unbundled network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local exchange service at competitive rates;
     - Success and market acceptance for new initiatives, many of which are untested; the level and timing of the growth and profitability of new initiatives, particularly local access services, Internet (consumer and business) services and wireless services; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new initiatives; and local conditions and obstacles;
     - Uncertainties inherent in new business strategies, new product launches and development plans, including local access services, Internet services, wireless services, digital video services, cable modem services, and transmission services;
     -  Rapid technological changes;
     - Development and financing of telecommunication, local access, wireless, Internet and cable networks and services;
     - Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements;
     -  Availability of qualified personnel;
     - Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska ("RCA"), and adverse outcomes from regulatory proceedings;
     -  The remaining cost of our year 2000 compliance efforts;
     - Uncertainties in federal military spending levels and military base closures in markets in which we operate;
     - Other risks detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           GCI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                  (Unaudited)
                                                                                   March 31,       December 31,
                            ASSETS                                                   2000              1999
---------------------------------------------------------------------------    ---------------- ----------------
                                                                                     (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                $        10,557           13,734
                                                                               ---------------- ----------------

    Receivables:
        Trade                                                                         42,557           48,145
        Other                                                                            317              269
                                                                               ---------------- ----------------
                                                                                      42,874           48,414
        Less allowance for doubtful receivables                                        3,156            2,833
                                                                               ---------------- ----------------
           Net receivables                                                            39,718           45,581
                                                                               ---------------- ----------------

    Refundable deposit                                                                 8,806            9,100
    Prepaid and other current assets                                                   2,041            2,224
    Deferred income taxes, net                                                         3,489            2,972
    Inventories                                                                        3,295            3,754
    Notes receivable                                                                     749              449
                                                                               ---------------- ----------------

           Total current assets                                                       68,655           77,814
                                                                               ---------------- ----------------

Property and equipment in service, net of depreciation                               346,675          302,762
Construction in progress                                                               3,766            2,898
                                                                               ---------------- ----------------
           Net property and equipment                                                350,441          305,660
                                                                               ---------------- ----------------

Cable franchise agreements, net of amortization of $17,637 and $16,347
   at March 31, 2000 and December 31, 1999, respectively                             188,855          190,145
Goodwill, net of amortization of $4,863 and $4,563 at March
   31, 2000 and December 31, 1999, respectively                                       41,091           41,391
Other intangible assets, net of amortization of $389 and $269
   at March 31, 2000 and December 31, 1999, respectively                               4,345            4,402
Property held for sale                                                                12,427           10,877
Deferred loan and senior notes costs, net of amortization                              9,176            8,863
Notes receivable                                                                       1,988            2,067
Other assets, at cost, net of amortization                                             2,282            2,500
                                                                               ---------------- ----------------
           Total other assets                                                        260,164          260,245
                                                                               ---------------- ----------------
           Total assets                                                      $       679,260          643,719
                                                                               ================ ================

See accompanying notes to interim condensed consolidated financial statements.                    (Continued)

                           GCI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                                                                  (Unaudited)
                                                                                   March 31,       December 31,
             LIABILITIES AND STOCKHOLDER'S EQUITY                                    2000              1999
--------------------------------------------------------------------------     ---------------- ----------------
                                                                                     (Amounts in thousands)
Current liabilities:
    Current maturities of obligations under capital leases                   $         1,738              574
    Accounts payable                                                                  24,965           25,321
    Accrued interest                                                                   3,580            7,985
    Accrued payroll and payroll related obligations                                    7,406            8,601
    Deferred revenue                                                                   7,855            8,173
    Accrued liabilities                                                                3,365            3,152
    Subscriber deposits and other current liabilities                                  1,657            1,314
                                                                              ---------------- ----------------
           Total current liabilities                                                  50,566           55,120

Long-term debt, excluding current maturities                                         339,400          339,400
Obligations under capital leases, excluding current maturities                        47,655              747
Obligations under capital leases due to related party, excluding
    current maturities                                                                   316              353
Deferred income taxes, net of deferred income tax benefit                             27,732           30,861
Other liabilities                                                                      3,284            3,052
                                                                              ---------------- ----------------
           Total liabilities                                                         468,953          429,533
                                                                              ---------------- ----------------
Stockholder's equity:
    Class A common stock (no par). Authorized 10,000 shares; issued and
       outstanding 100 shares at March 31, 2000 and December 31, 1999                206,622          206,622
    Paid-in capital                                                                   27,690           26,071
    Retained deficit                                                                 (24,005)         (18,507)
                                                                              ---------------- ----------------
           Total stockholder's equity                                                210,307          214,186
                                                                              ---------------- ----------------
           Commitments and contingencies
           Total liabilities and stockholder's equity                           $    679,260          643,719
                                                                              ================ ================

See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                           (Unaudited)
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      2000             1999
                                                                               ---------------- ----------------
                                                                                 (Amounts in thousands except
                                                                                      per share amounts)
    Revenues                                                                    $    68,277           61,338

    Cost of sales and services                                                       29,658           27,870
    Selling, general and administrative expenses                                     24,654           23,538
    Depreciation and amortization expense                                            13,088           10,298
                                                                               ---------------- ----------------
            Operating income (loss)                                                     877             (368)

    Interest expense                                                                 10,014            7,080
    Interest income                                                                     175              120
                                                                               ---------------- ----------------
      Interest expense, net                                                           9,839            6,960
                                                                               ---------------- ----------------

            Net loss before income taxes and cumulative effect of a change
              in accounting principle                                                (8,962)          (7,328)

    Income tax benefit                                                                3,464            2,807
                                                                               ---------------- ----------------

            Net loss before cumulative effect of a change in accounting
              principle                                                              (5,498)          (4,521)

    Cumulative effect of a change in accounting principle, net of income tax
       benefit of $245                                                                  ---              344
                                                                               ---------------- ----------------

            Net loss                                                            $    (5,498)          (4,865)
                                                                               ================ ================

    Basic loss per common share:
       Loss before cumulative effect of a change in accounting principle        $   (54,980)         (45,210)
       Cumulative effect of a change in accounting principle                            ---            3,440
                                                                               ---------------- ----------------
            Net loss                                                            $   (54,980)         (48,650)
                                                                               ================ ================

    Diluted loss per common share:
       Loss before cumulative effect of a change in accounting principle        $   (54,980)         (45,210)
       Cumulative effect of a change in accounting principle                            ---            3,440
                                                                               ---------------- ----------------
            Net loss                                                            $   (54,980)         (48,650)
                                                                               ================ ================

    See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                             Shares of
                                                              Class A          Class A
(Unaudited)                                                   Common           Common          Paid-in        Retained
(Amounts in thousands)                                        Stock             Stock          Capital        Deficit
                                                         -----------------------------------------------------------------
Balances at December 31, 1998                                  100           $ 206,622          2,933         (8,980)
Net loss                                                       ---                 ---            ---         (4,865)
Contribution from General Communication, Inc.                  ---                 ---             50            ---
                                                         -----------------------------------------------------------------
Balances at March 31, 1999                                     100           $ 206,622          2,983        (13,845)
                                                         =================================================================

Balances at December 31, 1999                                  100           $ 206,622         26,071        (18,507)
Net loss                                                       ---                 ---            ---         (5,498)
Contribution from General Communication, Inc.                  ---                 ---          1,619            ---
                                                         -----------------------------------------------------------------
Balances at March 31, 2000                                     100           $ 206,622         27,690        (24,005)
                                                         =================================================================

See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                              (Unaudited)
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          2000           1999
                                                                                    -------------- --------------
                                                                                       (Amounts in thousands)
        Cash flows from operating activities:
          Net loss                                                                $      (5,498)        (4,865)
            Adjustments to reconcile net loss to net cash provided (used) by operating activities:
                Depreciation and amortization                                            13,088         10,298
                Amortization charged to selling, general and administrative                 323            430
                Deferred income tax (benefit) expense                                    (3,464)        (3,052)
                Deferred compensation and compensatory stock options                        165            172
                Bad debt expense, net of write-offs                                         323            497
                Employee Stock Purchase Plan expense funded with Class A
                  common stock issued and issuable by General Communication,
                  Inc.                                                                      704            577
                Write-off of capitalized interest                                         1,955            ---
                Write-off of unamortized start-up costs                                     ---            589
                Other noncash income and expense items                                      (62)            74
                Change in operating assets and liabilities                                1,178         (4,533)
                                                                                    -------------- --------------
                  Net cash provided by operating activities                               8,712            187
                                                                                    -------------- --------------

        Cash flows from investing activities:
           Purchases of property and equipment, including construction period
             interest                                                                    (9,685)        (9,882)
           Purchases of property held for sale                                           (1,550)           ---
           Purchases of other assets                                                       (129)          (391)
           Notes receivable issued                                                         (735)          (193)
           Payments received on notes receivable                                            600             15
                                                                                    -------------- --------------
                  Net cash used in investing activities                                 (11,499)       (10,451)
                                                                                    -------------- --------------

        Cash flows from financing activities:
          Long-term borrowings - bank debt                                                  ---          4,884
          Repayments of long-term borrowings and capital lease obligations                 (138)          (490)
          Payment of debt issuance costs                                                   (333)            (7)
          Cash contribution from General Communication, Inc.                                 81             38
                                                                                    -------------- --------------
                  Net cash provided (used) by financing activities                         (390)         4,425
                                                                                    -------------- --------------

                  Net decrease in cash and cash equivalents                              (3,177)        (5,839)

                  Cash and cash equivalents at beginning of period                       13,734         12,008
                                                                                    -------------- --------------

                  Cash and cash equivalents at end of period                      $      10,557          6,169
                                                                                    ============== ==============

        See accompanying notes to interim condensed consolidated financial statements.

                                    GCI, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      General

           Basis of Presentation
           GCI, Inc. was incorporated in 1997 to effect the issuance of senior notes. GCI, Inc., as a wholly owned subsidiary of General Communication, Inc. ("GCI"), received through its initial capitalization all ownership interests in subsidiaries previously held by GCI.

           (a) Business
               GCI, Inc. and its direct and indirect subsidiaries (collectively, the "Company") offer the following services:
                 - Long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries
                 -  Cable television services throughout Alaska
                 - Facilities-based competitive local access services in Anchorage, Alaska
                 -  Internet access services
                 -  Termination of traffic in Alaska for certain common carriers
                 -  Interstate and intrastate private line services
                 -  Managed services to certain commercial customers
                 - Sales and service of dedicated communications systems and related equipment
                 - Private network point-to-point data and voice transmission services between Alaska and the western contiguous United States
                 - Owns and leases capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

           (b)   Principles of Consolidation
                 The consolidated financial statements include the accounts of GCI, Inc., GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI Cable, Inc. and GCI Transport Company, Inc., GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Satellite Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Company, Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Company, Inc.'s wholly-owned partnership Alaska United Fiber System Partnership ("Alaska United"). GCI Communication Services, Inc. and its wholly owned subsidiary GCI Leasing Co. were merged into GCI Communication Corp. effective January 1, 2000. GCI Cable/Fairbanks, Inc. and GCI Cable/Juneau, Inc. were merged into GCI Cable, Inc. effective January 1, 2000.

                 All significant intercompany balances and transactions have been eliminated in consolidation.

           (c)   Net Loss Per Common Share

                 Shares used to calculate net loss per common share consist of the following:
                                                                                Three Months Ended
                                                                                     March 31,
                                                                                2000          1999
                                                                            -----------    ----------
                     Weighted average common shares outstanding                  100           100
                     Common equivalent shares outstanding                        ---           ---
                                                                            -----------    ----------
                                                                                 100           100
                                                                            ===========    ==========

                 Basic and diluted loss per share calculations for the three-month periods ended March 31, 2000 and 1999 are based on GCI, Inc.'s weighted average outstanding shares of common stock which are not publicly traded. GCI, Inc. has no outstanding common stock equivalents or weighted average shares associated with outstanding stock options.

                                       10                            (Continued)

                                    GCI, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

           (d)   Cumulative Effect of a Change in Accounting Principle
                 The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. A one-time expense of $344,000 (net of income tax benefit of $245,000) associated with the write-off of unamortized start-up costs was recognized in the first quarter of 1999 upon adoption of SOP 98-5.

           (e)   Reclassifications
                 Reclassifications have been made to the 1999 financial statements to make them comparable with the 2000 presentation.

           (f)   Other
                 The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

(2)        Consolidated Statements of Cash Flows Supplemental Disclosures

           Changes in operating assets and liabilities consist of (amounts in thousands):
                 Three-month periods ended March 31,                                        2000          1999
                                                                                       ------------- ------------
                 (Increase) decrease in receivables                                  $     5,540           (96)
                 (Increase) decrease in prepaid and other current assets                      74          (335)
                 Decrease in inventory                                                       564           267
                 Decrease in accounts payable                                               (356)         (814)
                 Increase (decrease) in accrued liabilities                                  225          (112)
                 Increase (decrease) in accrued payroll and payroll related
                     obligations                                                            (656)          458
                 Decrease in accrued interest                                             (4,405)       (4,378)
                 Increase (decrease) in subscriber deposits and other current
                     liabilities                                                             343           (99)
                 Increase (decrease) in deferred revenues                                   (318)          782
                 Increase (decrease) in components of other long-term liabilities
                                                                                             167          (206)
                                                                                       ------------- ------------
                                                                                     $     1,178        (4,533)
                                                                                       ============= ============

           No income taxes were paid and no income tax refunds were received during the three-month periods ended March 31, 2000 and 1999.

           Interest paid totaled $13,265,000 and $12,890,000 during the three-month periods ended March 31, 2000 and 1999, respectively.


                                       11                            (Continued)

                                    GCI, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

           The Company recorded $182,000 and $8,000 during the three months ended March 31, 2000 and 1999, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

           During the three months ended March 31, 2000 the Company funded the employer matching portion of Employee Stock Purchase Plan contributions through GCI's issuance of its Class A Common Stock valued at $1,243,000. No GCI Class A Common Stock was issued to fund the employer matching portion of Employee Stock Purchase Plan during the three months ended March 31, 1999.

           The Company financed the purchase of satellite transponders pursuant to a long-term capital lease arrangement with a leasing company during the three-month period ended March 31, 2000 at a cost of $48.2 million.

(3)        Industry Segments Data
           The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manage and offer distinct products with different production and delivery processes.

           The Company has four reportable segments as follows:

                  Long-distance services. A full range of common-carrier long-distance services is offered to commercial, government, other telecommunications companies and residential customers, through its networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations and the Company's SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics.

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

                  Internet services. The Company began offering wholesale and retail Internet services in 1998. Deployment of the new undersea fiber optic cable allowed the Company to offer enhanced services with high-bandwidth requirements.

           Services provided by the Company that are included in the "Other" segment in the tables that follow are managed services, product sales, cellular telephone services, and management services for Kanas Telecom, Inc., a company that owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska, which do not meet the quantitative thresholds for determining reportable segments. None of these business units have ever met the quantitative thresholds for determining reportable segments. Also included in the Other segment are corporate related expenses including marketing, customer service, management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses.

           The Company evaluates performance and allocates resources based on
           (1) earnings or loss from operations before depreciation, amortization, net interest expense and income taxes, and (2) operating income or loss. The accounting policies of the reportable segments are the same as those described in the


                                       12                            (Continued)

                                    GCI, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

           summary of significant accounting policies included in the Company's annual report on Form 10-K at December 31, 1999. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

           All revenues are earned through sales of services and products within the United States of America. All of the Company's long-lived assets are located within the United States of America.

           Summarized financial information concerning the Company's reportable segments follows for the quarters ended March 31, 2000 and 1999
           (amounts in thousands):
                                                      Long-                     Local
                                                     Distance       Cable       Access     Internet
                                                     Services      Services    Services    Services      Other     Total
                                                   ------------------------------------------------------------------------
                              2000
                              ----
              Revenues:
                Intersegment                       $    2,608          368       1,500         546         ---      5,022
                External                               43,620       15,930       4,520       1,713       2,494     68,277
                                                   ------------------------------------------------------------------------
                   Total revenues                  $   46,228       16,298       6,020       2,259       2,494     73,299
                                                   ========================================================================
              Earnings (loss) from operations
                before depreciation, amortization,
                net interest expense, income taxes
                and cumulative effect of a change
                in accounting principle            $   16,236        7,796         656      (2,375)     (8,294)    14,019
                                                   ========================================================================

              Operating income (loss)              $   11,248        3,161      (1,090)     (2,777)     (9,611)       931
                                                   ========================================================================

                              1999
                              ----
              Revenues:
                Intersegment                       $    1,902          613         660         ---         ---      3,175
                External                               38,469       15,062       3,714       1,042       3,051     61,338
                                                   ------------------------------------------------------------------------
                   Total revenues                  $   40,371       15,675       4,374       1,042       3,051     64,513
                                                   ========================================================================
              Earnings (loss) from operations
                before depreciation, amortization,
                net interest expense, income taxes
                and cumulative effect of a change
                in accounting principle            $   13,786        8,673        (230)     (2,709)     (9,339)    10,181
                                                   ========================================================================

              Operating income (loss)              $   10,215        4,282      (1,040)     (2,961)    (10,613)      (117)
                                                   ========================================================================

           A reconciliation of total segment revenues to consolidated revenues follows:
                 Quarters ended March 31,                                           2000           1999
                                                                               ------------- --------------
                 Total segment revenues                                        $   73,299         64,513
                 Less intersegment revenues eliminated in consolidation            (5,022)        (3,175)
                                                                               ------------- --------------
                      Consolidated revenues                                    $   68,277         61,338
                                                                               ============= ==============

                                       13                            (Continued)

                                    GCI, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

           A reconciliation of total segment earnings from operations before depreciation, amortization, net interest expense, income taxes and cumulative effect of a change in accounting principle to consolidated net loss before income taxes and cumulative effect of a change in accounting principle follows:
                 Quarters ended March 31,                                           2000           1999
                                                                               ------------- --------------
                 Total segment earnings from operations before depreciation, amortization, net interest expense, income taxes and
                   cumulative effect of a change in
                   accounting principle                                        $   14,019         10,181
                 Less intersegment contribution eliminated in consolidation           (54)          (251)
                                                                               ------------- --------------
                      Consolidated earnings from operations before
                        depreciation, amortization, net interest expense,
                        income taxes and cumulative effect of a change in
                        accounting principle                                       13,965          9,930
                 Depreciation and amortization                                     13,088         10,298
                                                                               ------------- --------------
                      Consolidated operating income (loss)                            877           (368)
                 Interest expense, net                                              9,839          6,960
                                                                               ------------- --------------
                      Consolidated net loss before income taxes and
                        cumulative effect of a change in accounting
                        principle                                              $   (8,962)        (7,328)
                                                                               ============= ==============

           A reconciliation of total segment operating income (loss) to consolidated net loss before income taxes and cumulative effect of a change in accounting principle follows:
                 Quarters ended March 31,                                           2000           1999
                                                                               ------------- --------------
                 Total segment operating income (loss)                         $      931          (117)
                 Less intersegment contribution eliminated in consolidation           (54)         (251)
                                                                               ------------- --------------
                      Consolidated operating income (loss)                            877          (368)
                 Interest expense, net                                              9,839         6,960
                                                                               ------------- --------------
                      Consolidated net loss before income taxes and
                        cumulative effect of a change in accounting
                        principle                                              $   (8,962)       (7,328)
                                                                               ============= ==============

(4)        Commitments and Contingencies

           Satellite Transponders Capital Lease
           The Company entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet its long-term satellite capacity requirements. The satellite was successfully launched in January 2000 and delivered to the Company on March 5, 2000. In March 2000 the Company agreed to finance the satellite transponders pursuant to a long-term capital lease arrangement with a leasing company. The base term of the lease is one year from the closing date with the option for eight one-year lease term renewals. The capital lease includes certain covenants requiring maintenance of specific levels of operating cash flow to indebtedness and limitations on additional indebtedness. Future minimum lease payments are as follows (amounts in thousands):

                                       14                            (Continued)

                                    GCI, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Year ending March 31,
             2001                                                             $      4,911
             2002                                                                    6,418
             2003                                                                    6,465
             2004                                                                    6,359
             2005                                                                    9,525
             2006 and thereafter                                                    51,577
                                                                              -------------
              Total minimum lease payments                                          85,255
              Less amount representing interest                                    (37,083)
              Less current maturities of obligation under capital lease             (1,149)
                                                                              -------------
               Long-term obligation under capital lease                       $     47,023
                                                                              =============

           The future minimum lease payments calculation is based upon the assumption that the capital lease will be renewed at the end of the one year period, but the Company can terminate the lease at the end of any of the one year periods through either a purchase payment or a termination payment.

           The Company took ownership of the satellite transponders on April 1, 2000. The satellite transponders are recorded at a cost of $48.2 million. The satellite transponders will be depreciated over nine years with a remaining residual value of $14.3 million.

           Future Fiber Capacity Sale
           An agreement was executed effective July 1999 for a second $19.5 million sale of fiber capacity to Alaska Communications Systems. The agreement requires Alaska Communications Systems to acquire $19.5 million of additional capacity during the 18-month period following the effective date of the contract. Costs associated with the capacity to be sold have been classified as Property Held for Sale in the accompanying interim condensed consolidated financial statements at March 31, 2000.

           Deferred Compensation Plan
           The Company's non-qualified, unfunded deferred compensation plan provides a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and provides a means for certain other deferrals of compensation. The Company may, at its discretion, contribute matching deferrals equal to the rate of matching selected by the Company. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of the Company with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled $0 and $118,000 during the three-month periods ended March 31, 2000 and 1999, respectively.

           Self-Insurance
           The Company is self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $615,000 and $600,000 was recorded at March 31, 2000 and December 31, 1999, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While management uses what it believes is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.


                                       15                            (Continued)

                                    GCI, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

           Litigation and Disputes
           The Company is routinely involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, management does not expect at this time the resolution of them to have a material adverse effect on the Company's financial position, results of operations or its liquidity.

           Cable Service Rate Reregulation
           Effective March 31, 1999, the rates for cable programming services (service tiers above basic service) are no longer regulated. This regulation ended pursuant to provisions of the Telecommunications Act of 1996 and the regulations adopted pursuant thereto by the FCC. Federal law still permits regulation of basic service rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system's subscribers request such regulation by filing a petition with the RCA. At March 31, 2000, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 8.0% of the Company's total basic service subscribers at March 31, 2000.) Juneau's current rates have been approved by the RCA and there are no other pending filings with the RCA, therefore, there is no refund liability for basic service at this time.

           Year 2000
           The Company initiated a company-wide program in 1998 to ensure that its date-sensitive information, telephony, cable, Internet and business systems, and certain other equipment would properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program focused on the hardware, software, embedded chips, third-party vendors and suppliers as well as third-party networks that were associated with the identified systems. The Company substantially completed the program during third quarter 1999 and its systems did not experience any significant disruptions as a result of the century change.

           Costs related to the Year 2000 issue have been expensed as incurred and are funded through the Company's operating cash flows. In total, the Company has expensed cumulative incremental remediation costs totaling $2.4 million through March 31, 2000, with remaining incremental remediation costs in 2000 estimated at approximately $110,000.

           The Company did not defer any critical information technology projects because of its Year 2000 program efforts, which were addressed primarily through a dedicated team within the Company's information technology group.

           Universal Service Fund Appeal
           During the year ended December 31, 1999 the Company recorded revenues and accounts receivable totaling approximately $1 million from the Universal Service Fund ("USF") for Internet services provided to certain rural public school districts in Alaska. The USF refused payment of the submitted billings, and the Company has appealed that decision. Management believes the Company's position is sustainable, however no assurance can be given with respect to the ultimate outcome of such appeal. If the appeal results in disallowance of the disputed billings, such loss could have an impact on the Company's financial position, results of operations and cash flows in the year the decision is rendered.

PART I.
ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our."

The following discussion and analysis should be read in conjunction with our Interim Condensed Consolidated Financial Statements and the notes thereto. See - Cautionary Statement Regarding Forward-Looking Statements.

GCI, Inc. was incorporated in 1997 to effect the issuance of Senior Notes as further described in GCI, Inc.'s annual report on Form 10-K at December 31, 1999. GCI, Inc., a wholly owned subsidiary of GCI, received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. Shares of GCI's class A common stock are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol GNCMA. Shares of GCI's class B common stock are traded on the Over-the-Counter market.

                                    OVERVIEW

We have experienced significant growth in recent years through both strategic acquisitions and growth in our existing businesses. We have historically met our cash needs for operations through our cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided largely through our financing activities.

Long-distance services. Our provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally MCI WorldCom, Inc. ("MCI WorldCom") and Sprint Corporation ("Sprint")), and provision of private line and leased dedicated capacity services accounted for 96.4% of our total long-distance services revenues during the first quarter of 2000. Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use.

Revenues from private line and other data services sales increased 39.1% to $6.4 million during the first quarter of 2000 as compared to the first quarter of 1999 due primarily to increased system capacity and increasing demand for data services by Internet service providers ("ISP"), commercial and governmental customers, and others. Demand for data services to and from the lower 48 states previously exceeded the available supply of capacity, however such demand is beginning to be filled with uncompressed fiber optic capacity on the Alaska United fiber optic cable system.

Our long-distance cost of sales and services has consisted principally of direct costs of providing services, including local access charges paid to LECs for originating and terminating long-distance calls in Alaska, and fees paid to other long-distance carriers to carry calls terminating in areas not served by our network. Calls terminating in the lower 49 states are carried over MCI WorldCom's network and calls terminating in international locations are carried principally over Sprint's network. During the first quarter of 2000, local access charges accounted for 54.0% of long-distance cost of sales and services, fees paid to other long-distance carriers represented 28.8%, satellite transponder lease and undersea fiber maintenance costs represented 11.8%, and other costs represented 5.4% of long-distance cost of sales and services.

Our long-distance selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance selling, general, and administrative expenses, 39.0% during the first quarter of 2000, represents operating and engineering costs.

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. The total number of active long-distance residential, commercial and small business customers increased 7.5% at March 31, 2000 as compared to March 31, 1999, and increased 1.3% as compared to December 31, 1999. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Revenues derived from other common carriers increased 11.4% in the first quarter of 2000 as compared to the first quarter of 1999. The increase is due primarily to a 54.8% increase in minutes carried for other common carriers offset by a change in the mix of wholesale minutes carried for such customers, which reduced the average rate charged 27.8%. We secured contract amendments during the second quarter of 1999 with MCI WorldCom and Sprint. The amendments provided, among other things, for a three-year contract term extension for Sprint. The MCI WorldCom contract expires in 2001. Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to MCI WorldCom and Sprint by their customers. Pricing pressures, new program offerings and market consolidation continue to evolve in the markets served by MCI WorldCom and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us; a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity. In October 1999 MCI WorldCom and Sprint announced their intention to merge, subject to certain approvals. Shareholders of both companies approved the merger in April 2000. Both companies anticipate the merger will be approved by the Department of Justice in the second quarter of 2000, followed by approval by the Federal Communications Commission, various state government bodies and foreign antitrust authorities in the third quarter of 2000. Both companies anticipate the merger will close soon after all approvals are received. We are unable to predict the outcome or the merger's impact on our operations, liquidity or financial condition.

Services included in the Other segment as described in note 3 to the accompanying interim condensed consolidated financial statements are included in the long-distance services segment for purposes of this Management's Discussion and Analysis.

Cable services. During the first quarter of 2000, cable television revenues represented 23.3% of consolidated revenues. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

We generate cable services revenues from three primary sources: (1) programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During the first quarter of 2000 programming services generated 86.4% of total cable services revenues, equipment rental and installation fees accounted for 7.4% of such revenues, advertising sales accounted for 2.6% of such revenues, cable modem services accounted for 2.3% of such revenues and other services accounted for the remaining 1.3% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services, the average number of subscribers during a given reporting period, and revenues generated from new product offerings.

The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising and rental expense. During the first quarter of 2000 programming and copyright expenses represented 45.6% of total cable cost of sales and selling, general and administrative expenses, and general and administrative costs represented 47.8% of such total. Marketing and advertising costs represented approximately 6.6% of such total expenses.

Cable services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. We believe our cable television services will continue to be competitive by providing, at reasonable prices, a greater variety of programming and other communication services than are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

Local access services. We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Effective March 1999 we transitioned to the "bill and keep" cost settlement method for termination of traffic on our facilities and on other's facilities. Local exchange services revenues totaled $4.5 million representing 6.6% of consolidated revenues in the first quarter of 2000. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to our services during a given reporting period and the average monthly rates charged for non-traffic sensitive services.

Operating and engineering expenses represented approximately 3.6% of total local access services cost of sales and selling, general and administrative expenses during the first quarter of 2000. Marketing and advertising costs represented approximately 6.5% of such total expenses, customer service and general and administrative costs represented approximately 47.4% of such total expenses, and local access cost of sales represented approximately 42.5% of such total expenses.

Our local access services segment faces significant competition in Anchorage from Alaska Communications Systems, Inc. ("ACS") and AT&T Alascom, Inc. We believe our approach to developing, pricing, and providing local access services will allow us to be competitive in providing those services.

Internet services. We began offering Internet services in several markets in Alaska during 1998. We generate Internet services revenues from two primary sources: (1) access product services, including commercial DIAS, ISP DIAS, and retail dial-up service revenues, and (2) network management services. Internet services segment revenues totaled $1.7 million representing 2.5% of total revenues in the first quarter of 2000. The primary factors that contribute to year-to-year changes in Internet services revenues are the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, and the number and type of additional premium features selected.

Operating and general and administrative expenses represented approximately 50.0% of total Internet services cost of sales and selling, general and administrative expenses during the first quarter of 2000. Internet cost of sales represented approximately 37.7% of such total expenses and marketing and advertising represented approximately 12.3% of such total expenses.

Marketing campaigns continue to be deployed featuring bundled residential and commercial Internet products. Additional bandwidth was made available to our Internet segment resulting from completion of the Alaska United undersea fiber optic cable project. The new Internet offerings are coupled with our long-distance and local access services offerings and provide free basic Internet services or discounted premium Internet services if certain long-distance or local access services plans are selected. Value-added premium Internet features are available for additional charges.

We compete with a number of Internet service providers in our markets. We believe our approach to developing, pricing, and providing Internet services will allow us to be competitive in providing those services.

Other services, other expenses and net loss. Telecommunications services revenues reported in the Other segment as described in note 3 to the accompanying interim condensed consolidated financial statements include corporate network management contracts, telecommunications equipment sales and service, management services for Kanas Telecom, Inc., a company that owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska, and other miscellaneous revenues (including revenues from cellular resale services, from prepaid and debit calling cards sales, and installation and leasing of customer's very small aperture terminal ("VSAT") equipment).

Other services segment revenues during the first quarter of 2000 include network solutions and outsourcing revenues totaling $1.6 million, telecommunications equipment sales totaling $328,000 and cellular resale and other revenues totaling $539,000.

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

We began developing plans for deploying PCS services in 1995 and subsequently conducted a technical trial of our candidate technology. We have invested approximately $2.2 million in our PCS license at March 31, 2000. PCS licensees are required to offer service to at least one-third of their market population within five years or risk losing their licenses. Service must be extended to two-thirds of the population within 10 years. We are in the build phase of our wireless implementation plan that will allow retention of the PCS license pursuant to its terms. We expect to incur approximately $1.0 million in 2000 to deploy fixed wireless service in the Anchorage area.

Depreciation, amortization and interest expense on a consolidated basis increased $5.7 million in the first quarter of 2000 as compared to the first quarter of 1999 resulting primarily from additional depreciation on 1999 and 2000 capital expenditures, additional average outstanding long-term debt, a $2.0 million charge to interest expense to write-off previously capitalized interest expense, a reduction in the amount of capitalized construction period interest following placement of the Alaska United undersea fiber optic cable system into service in early February 1999, and a charge of $1.7 million in 2000 resulting from a change in the estimated remaining lives of assets that will be replaced in the future.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:

(Underlying data rounded to the nearest thousands)
                                                                                      Percentage
                                                               Three Months Ended       Change
                                                                    March 31,          2000 vs.
              (Unaudited)                                       2000        1999         1999
                                                                ----        ----         ----
              Statement of Operations Data:
              Revenues
                  Long-distance services                        63.9%       62.7%        13.4%
                  Cable services                                23.3%       24.6%         5.8%
                  Local access services                          6.6%        6.0%        21.7%
                  Internet services                              2.5%        1.7%        64.4%
                  Other services                                 3.7%        5.0%       (15.0%)
                                                           -----------------------------------------
                     Total revenues                            100.0%      100.0%        11.3%
              Cost of sales and services                        43.4%       45.4%         6.4%
              Selling, general and administrative
                expenses                                        36.1%       38.4%         4.7%
              Depreciation and amortization                     19.2%       16.8%        27.1%
                                                           -----------------------------------------
                     Operating income (loss)                     1.3%       (0.6%)      338.3%
                     Net loss before income taxes
                       and cumulative effect of a
                       change in accounting principle          (13.1%)     (11.9%)      (22.3%)
                     Net loss before cumulative
                       effect of a change in
                       accounting principle                     (8.1%)      (7.4%)      (21.6%)
                     Net loss                                   (8.1%)      (7.9%)      (13.0%)

                                                                                      Percentage
                                                               Three Months Ended       Change
                                                                    March 31,          2000 vs.
              (Unaudited)                                       2000        1999         1999
                                                                ----        ----         ----
              Other Operating Data (1):
              Cable operating income (2)                        11.9%       17.3%       (26.9%)
              Local operating loss (3)                         (64.4%)     (57.4%)      (36.6%)
              Internet operating loss (4)                      (89.6%)     (87.5%)      (68.3%)

--------------------------
(1)      Includes customer service, marketing and advertising costs.
(2)      Computed as a percentage of total cable services revenues.
(3)      Computed as a percentage of total local access services revenues.
(4)      Computed as a percentage of total Internet services revenues.

THREE MONTHS ENDED MARCH 31, 2000 ("2000") COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 ("1999")

Revenues. Total revenues increased 11.3% from $61.3 million in 1999 to $68.3 million in 2000. Long-distance revenues from commercial, residential, governmental, and other common carrier customers increased 13.4% from $38.5 million in 1999 to $43.6 million in 2000. The long-distance revenue increase in 2000 was largely due to the following:

     - An increase of 7.5% in the number of active residential, small business and commercial customers billed from 85,600 at March 31, 1999 to 92,000 at March 31, 2000
     -  An increase of 33.2% in total minutes of use to 255.2 million minutes
     - An increase of 39.1% in private line and private network transmission services revenues from $4.6 million in 1999 to $6.4 million in 2000 due to an increased number of customers
     - An increase in revenues from the lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states from $575,000 in 1999 to $1.6 million in 2000
     - An increase of 11.4% in revenues from other common carriers (principally MCI WorldCom and Sprint), from $14.9 million in 1999 to $16.6 million in 2000

Long-distance revenue increases were offset by a 24.8% reduction in our average rate per minute on long-distance traffic from $0.161 per minute in 1999 to $0.121 per minute in 2000. The decrease in rates resulted primarily from a new category of wholesale minutes carried on our network at a reduced rate per minute. Decreased rates are also attributed to our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our primary long-distance competitor, AT&T Alascom, reducing its rates, and the entry of LECs into long-distance markets served by us.

Cable revenues increased 5.8% from $15.1 million in 1999 to $15.9 million in 2000. Programming services revenues increased 6.6% to $13.8 million in 2000 resulting from an increase of approximately 5,000 basic subscribers served by the Company and increased pay-per-view and premium service revenues. New facility construction efforts in the summer of 1999 resulted in approximately 3,500 additional homes passed which contributed to additional subscribers and revenues in 2000. Other factors include the launch of digital cable services in late 1998 with an associated marketing and sales effort starting in July 1999, and the introduction of a customer offering requiring a year commitment in exchange for a discounted price that reduced customer churn. The revenue per average basic subscriber per month decreased $0.63 from 1999 to 2000 due to the introduction of a customer offering requiring a year commitment in exchange for a discounted price. Cable modem revenue increased $316,000 to $364,000 in 2000 due to the introduction of cable modem services in the first quarter of 1999.

Local access services revenues increased 21.7% in 2000 from $3.7 million in 1999 to $4.5 million. At March 31, 2000 approximately 50,000 lines were in service and approximately 1,700 additional lines were awaiting connection as compared to approximately 32,000 lines in service and approximately 1,800 additional lines awaiting connection at March 31, 1999.

Internet services revenues increased from $1.0 million in 1999 to $1.7 million in 2000 primarily due to growth in the number of customers served. The Company had approximately 50,900 active residential, commercial and small business retail dial-up subscribers to its Internet service at March 31, 2000 as compared to approximately 21,500 at March 31, 1999.

Cost of sales and services. Cost of sales and services totaled $27.9 million in 1999 and $29.7 million in 2000. As a percentage of total revenues, cost of sales and services decreased from 45.4% in 1999 to 43.4% in 2000. The decrease in cost of sales and services as a percentage of revenues is primarily attributed to changes in our product mix due to the growth of the local access services and Internet services product lines. The overall margin improvement was partially offset by increased cable services cost of sales as a percentage of cable services revenues.

Long-distance cost of sales and services increased from $19.7 million in 1999 to $19.9 million in 2000. Long-distance cost of sales as a percentage of long-distance revenues decreased from 52.2% in 1999 to 45.7% in 2000 primarily due to reductions in access costs due to our distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. Offsetting the 2000 decrease as compared to 1999 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect increased cost savings as traffic carried on our own facilities continues to grow. Additional capacity between Alaska and the lower 48 states now available on the Alaska United fiber optic cable system has allowed us to carry significant additional amounts of data services traffic on our own facilities rather than paying other carriers for leased capacity.

Long-distance services cost of sales as a percentage of long-distance services revenues is expected to decrease in 2000 as we transfer traffic carried by satellite transponders from leased to owned capacity.

Cable cost of sales and services as a percentage of revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 24.7% in 1999 to 26.9% in 2000. Cable services rate increases did not keep pace with increases in programming and copyright costs in 2000. Programming costs increased on most of our cable services offerings, and we incurred additional costs on new programming introduced in 1999 and 2000.

Local access services cost of sales and services totaled 53.5% and 52.5% as a percentage of 2000 and 1999 local access services revenues, respectively.

Internet services cost of sales and services totaled 62.6% and 39.8% as a percentage of 2000 and 1999 Internet services revenues, respectively. The increase in Internet services costs of sales and services from 1999 to 2000 is due to the effect of the Internet offering which provides free basic Internet services or discounted premium Internet services if certain long-distance or local access services plans are selected. This Internet offering results in increased costs of sales and services for the Internet services segment with the associated revenue recognized by either the long-distance services or local access services segments.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 4.7% from $23.5 million in 1999 to $24.7 million in 2000. The 2000 increase resulted from:
     - Internet services operating, engineering, sales, customer service and administrative cost increases, from $1.3 million in 1999 as compared to $1.8 million in 2000. Increased costs were necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in our Internet services customer base.
     - A reduction in long-distance services capitalized labor due to completion of the fiber optic cable system construction effort.

Selling, general and administrative expenses, as a percentage of total revenues, decreased from 38.4% in 1999 to 36.1% in 2000 primarily as a result of revenues from new product lines growing faster than support costs.

Depreciation and amortization. Depreciation and amortization expense increased 27.1% from $10.3 million in 1999 to $13.1 million in 2000. The increase is attributable to our $36.6 million investment in equipment and facilities placed into service during 1999 for which a full year of depreciation will be recorded during the year ended December 31, 2000, the Alaska United undersea fiber optic cable system placed into service in the first quarter of 1999 for which two months of depreciation was recorded during the first quarter of 1999 and three months of depreciation was recorded in 2000, the $9.9 million investment in equipment and facilities (net of the satellite transponder asset discussed in note 4 to the interim condensed consolidated financial statements) during 2000 for which a partial year of depreciation will be recorded during 2000, and a charge of $1.7 million in 2000 resulting from a change in the estimated remaining lives of assets that will be replaced in the future.

Interest expense, net. Interest expense, net of interest income, increased 40.0% from $7.0 million in 1999 to $9.8 million in 2000. This increase resulted primarily from a charge of $2.0 million to interest expense in 2000 to write-off previously capitalized interest expense, increases in our average outstanding indebtedness resulting primarily from construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, investment in local access services equipment and facilities, and slightly higher interest rates on outstanding indebtedness. During 1999 interest expense was offset in part by one month of capitalized construction period interest attributed to the Alaska United undersea fiber optic cable system.

Income tax benefit. GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussions of income tax expense and net operating loss carryforwards reflect the consolidated group's activity and balances.

Income tax benefit increased from $2.8 million in 1999 to $3.5 million in 2000 due to an increased net loss before income taxes and cumulative effect of a change in accounting principle in 2000 as compared to 1999. Our effective income tax rate increased from 38.3% in 1999 to 38.7% in 2000 due to the proportional amount of items that are nondeductible for income tax purposes.

At March 31, 2000, we have (1) tax net operating loss carryforwards of approximately $108.7 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.5 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

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

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from the Company's quarterly results of operations during 2000 and 1999:
                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                          First      Second       Third      Fourth        Total
                                                         Quarter     Quarter     Quarter     Quarter        Year
                                                      -------------------------------------------------------------
     2000
     ----
     Revenues:
       Long-distance services                      $      43,620                                           43,620
       Cable services                              $      15,930                                           15,930
       Local access services                       $       4,520                                            4,520
       Internet services                           $       1,713                                            1,713
       Other services                              $       2,494                                            2,494
                                                      -------------------------------------------------------------
          Total revenues                           $      68,277                                           68,277
     Operating income                              $         877                                              877
     Net loss before income taxes                  $      (8,962)                                          (8,962)
     Net loss                                      $      (5,498)                                          (5,498)
     Basic loss per common share                   $     (54,980)                                         (54,980)
     Diluted loss per common share                 $     (54,980)                                         (54,980)

     1999
     ----
     Revenues:
       Long-distance services                      $      38,469      40,697      43,276      41,601      164,043
       Cable services                              $      15,062      14,909      15,218      15,957       61,146
       Local access services                       $       3,714       3,764       3,845       4,220       15,543
       Internet services                           $       1,042       1,109       1,151       1,497        4,799
       Other services                              $       3,051      23,180       3,850       3,567       33,648
                                                      -------------------------------------------------------------
          Total revenues                           $      61,338      83,659      67,340      66,842      279,179
     Operating income (loss)                       $        (368)     12,655       1,908       1,555       15,750
     Net income (loss) before income taxes and
       cumulative effect of a change in
       accounting principle                        $      (7,328)      4,495      (5,702)     (6,331)     (14,866)
     Net income (loss) before cumulative effect
       of a change in accounting principle         $      (4,521)      2,491      (3,537)     (3,616)      (9,183)
     Net income (loss)                             $      (4,865)      2,491      (3,537)     (3,616)      (9,527)
     Basic income (loss) per common share:
       Net income (loss) before cumulative
          effect of a change in accounting
          principle                                $     (45,210)     24,910     (35,370)    (36,160)     (91,830)
       Cumulative effect of a change in
          accounting principle                     $      (3,440)        ---         ---         ---       (3,440)
                                                      -------------------------------------------------------------
       Net income (loss)                           $     (48,650)     24,910     (35,370)    (36,160)     (95,270)
                                                      =============================================================
     Diluted income (loss) per common share:
       Net income (loss) before cumulative
          effect of a change in accounting
          principle                                $     (45,210)     24,910     (35,370)    (36,160)     (91,830)
       Cumulative effect of a change in
          accounting principle                     $      (3,440)        ---         ---         ---       (3,440)
                                                      -------------------------------------------------------------
       Net income (loss)                           $     (48,650)     24,910     (35,370)    (36,160)     (95,270)
                                                      =============================================================

Revenues. Total revenues for the quarter ended March 31, 2000 ("first quarter") were $68.3 million, representing a 2.2% increase from $66.8 million for the quarter ended December 31, 1999 ("fourth quarter"). The first quarter increase resulted from an 8.1% increase in revenues from other common carriers to $16.6 million, and a 9.7% increase in private line revenues to $6.4 million. Long distance minutes increased 33.2% to 255.2 million minutes, due to a 7.2% increase in other common carrier ("OCC") minutes (principally MCI WorldCom and Sprint) and a 2.1% increase in non-OCC minutes of traffic carried. Partially offsetting revenue increases attributed to minutes growth was a 1.6% reduction in the long-distance average rate per minute to $.121 in first quarter.

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

Cost of sales and services. Cost of sales and services decreased 1.0% from $30.0 million in the fourth quarter to $29.7 million in the first quarter. As a percentage of revenues, first and fourth quarter cost of sales and services totaled 43.4% and 44.9%, respectively. The decrease in the cost of sales and services as a percentage of revenues is primarily due to the transfer of our traffic from a satellite leased under an operating lease to a satellite owned by us and financed via a capital lease and avoidance of access charges resulting from distribution and termination of our traffic on our own network instead of paying other carriers to distribute and terminate our traffic.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $400,000 in the first quarter as compared to the fourth quarter. As a percentage of revenues, first quarter selling, general and administrative expenses were 36.1% as compared to 37.5% for the fourth quarter. The first quarter decrease as a percentage of sales is primarily a result of a $700,000 increase in expenses associated with a Company-wide success sharing program in the fourth quarter. Success sharing is a bonus paid to all employees when our earnings before interest, depreciation, amortization and taxes reach new highs.

Net loss. We reported a net loss of $5.5 million for the first quarter as compared to a net loss of $3.6 million for the fourth quarter. The increase in the net loss is primarily due to a charge of $2.0 million to interest expense in 2000 to write-off previously capitalized interest expense and a charge of $1.7 million in 2000 resulting from a change in the estimated remaining lives of assets that will be replaced in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities totaled $8.7 million in the first quarter of 2000 ("2000") as compared to $187,000 in the first quarter of 1999 ("1999"), net of changes in the components of working capital. Our expenditures for property and equipment, including construction in progress, totaled $9.7 million and $9.9 million in 2000 and 1999, respectively. Our uses of cash during 2000 also included purchases of $1.6 million of property held for sale.

Net receivables decreased $5.9 million from December 31, 1999 to March 31, 2000 due to a $5.0 million decrease in trade receivables primarily from an OCC.

Working capital totaled $18.1 million at March 31, 2000, a $4.6 million decrease from working capital of $22.7 million as of December 31, 1999. The decrease in working capital is primarily attributed to the investment of current assets in long-term capital assets.

The Holdings $200,000,000 ($150,000,000 as amended) and $50,000,000 credit facilities mature June 30, 2005. The Holdings Loan facilities were amended in April 1999 (see below) and bear interest, as amended, at either Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $87.7 million were drawn on the credit facilities as of March 31, 2000 and December 31, 1999, respectively.

On April 13, 1999, we amended the Holdings credit facilities. These amendments contained, among other things, provisions for payment of a one-time amendment fee of 0.25% of the aggregate commitment, an increase in the commitment fee by 0.125% per annum on the unused portion of the commitment, and an increase in the interest rate of 0.25%. The amended facilities reduce the aggregate commitment by $50 million to $200 million, and limit capital expenditures to $35 million in 1999 and $35 million in 2000 with no limits thereafter (excluding amounts paid for the Alaska United fiber optic cable system and purchase of the satellite transponder asset). Pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements," we recorded as additional interest expense $470,000 of deferred financing costs in the second quarter of 1999 resulting from the reduced borrowing capacity. In connection with the April 1999 amendment, we agreed to pay all fees and expenses of our lenders, including an amendment fee of 0.25% of the aggregate commitment, totaling $530,000.

Holding's credit facilities and GCI, Inc.'s senior notes contain restrictions on our operations and activities, including requirements that we comply with certain financial covenants and financial ratios. Under the amended Holding's credit facility, Holdings may not permit the ratio of senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 2.75 to 1.0 through September 30, 2000 and 2.50 to 1.0 from October 1, 2000 to December 31, 2000, total debt to annualized operating cash flow to exceed 6.25 to 1.00 through March 31, 2000, and annualized operating cash flow to interest expense to be less than 1.75 to 1.0 through March 31, 2000 and 2.0 to 1.0 from April 1, 2000 and thereafter. Each of the foregoing ratios decreases in specified increments during the life of the credit facility. The credit facility requires Holdings to maintain a ratio of annualized operating cash flow to debt service of Holdings and certain of its subsidiaries of at least 1.25 to 1.0, and annualized operating cash flow to fixed charges of at least 1.0 to 1.0 effective January 1, 2001 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter). The senior notes impose a requirement that the leverage ratio of GCI, Inc. and certain of its subsidiaries not exceed 6.0 to 1.0 on an incurrence basis, subject to the ability of GCI, Inc. and certain of its subsidiaries to incur specified permitted indebtedness without regard to such ratios.

On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle. At March 31, 2000 $71.7 million was borrowed under the facility. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended an additional two years at any time between the second and fifth anniversary of closing the facility if we can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest, and principal installments based on the extended maturity. The Fiber Facility bears interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or, at our option, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60 million or less.

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

We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet our long-term satellite capacity requirements. The satellite was successfully launched in January 2000 and delivered to us on March 5, 2000. In March 2000 we agreed to finance the satellite transponders pursuant to a long-term capital lease arrangement with a leasing company. At March 31, 2000 $48.2 million was financed under this capital lease. The base term of the lease is one year from the closing date with the option for eight one-year lease term renewals. The capital lease includes certain covenants requiring maintenance of specific levels of operating cash flow to indebtedness and limitations on additional indebtedness.

Our expenditures for property and equipment, including construction in progress, totaled $57.9 million and $9.9 million during 2000 and 1999, respectively. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, the development and construction of a PCS network and continued upgrades to our cable television plant. Sources of funds for these planned capital expenditures are expected to include internally generated cash flows and borrowings under our credit facilities.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that we must adopt the standard no later than January 1, 2001. We do not expect the adoption of this standard to have a material impact on our results of operations, financial position or cash flows.

FASB Interpretation No. 44. In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". This interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees", for certain issues including the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying it are recognized on a prospective basis from July 1, 2000. We do not expect the adoption of this standard to have a material impact on our results of operations, financial position or cash flows.

                                 YEAR 2000 COSTS

We initiated a company-wide program in 1998 to ensure that our date-sensitive information, telephony, cable, Internet and business systems, and certain other equipment would properly recognize the Year 2000 as a result of the century change on January 1, 2000. The program focused on the hardware, software, embedded chips, third-party vendors and suppliers as well as third-party networks that were associated with the identified systems. The program was substantially completed during third quarter 1999, and our systems did not experience any significant disruptions as a result of the century change. In total, we have expensed cumulative incremental remediation costs totaling $2.4 million through March 31, 2000, with remaining incremental remediation costs in 2000 estimated at approximately $110,000.

We did not defer any critical information technology projects because of our Year 2000 program efforts, which were addressed primarily through a dedicated team within our information technology group.

                                 ALASKA ECONOMY

We offer voice and data telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, growth of our business and of our operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are now the third largest source of state revenues, following investment income and federal funds. Alaska's investment earnings will supply 33% of the state's projected revenues in fiscal 2001, with federal funding comprising 27% and oil revenues 24% of the total. Much of the investment income and all of the federal funding is restricted or dedicated for specific purposes, however, leaving oil revenues as the primary funding source (75%) of general operating expenditures.

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

Market prices for North Slope oil declined to below $10 per barrel in 1998, and averaged $12.70 in fiscal 1999, well below the average price used by the state to budget its oil related revenues. The prices have since increased to a 10-year high of $32.30 on March 7, 2000, with a year-to-date fiscal 2000 average price per barrel of $22.84. Over the past decade, the rolling 60-month average price for North Slope crude oil has been between $16.39 and $17.74 per barrel 95 percent of the time.

The state's spring 2000 forecast for fiscal 2001 shows the price for North Slope crude averaging $22.76 and then declining to $19.42 in fiscal 2002 and $18.53 over the following few years. Recent higher prices are largely due to the OPEC March 1999 agreement to cut production to force prices higher. The OPEC agreement called for production cuts from January 1999 levels of a little more than 2 million barrels per day. At its March 27, 2000 meeting, nine of the eleven OPEC members agreed to increase production quotas by a total of 1.452 million barrels per day. Iran did not agree to an official quota but has been quoted as saying it would increase production sufficient to maintain its market share. Iraq is not subject to an OPEC quota. Based on estimates of current production, the new production quotas for the nine members would represent about a 450,000 barrels per day increase. History suggests that market forces lead to lower prices when oil sells for more than $20 per barrel. What is uncertain is when and how fast the correction will occur. The response of non-OPEC production to higher prices is uncertain. The production policy of OPEC and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The state of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. Based on the state's oil price and production forecasts, and considering the state's other revenues, the Alaska Department of Revenue expects the state will need to draw $305 million from the Constitutional Budget Reserve Fund in Fiscal 2000 and about $413 million in Fiscal 2001 to balance the state's budget, down substantially from the $500 million fiscal 2000 draw expected in their fall 1999 forecast. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2004. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance its budget. The Governor of the state of Alaska and the Alaska Legislature are pursuing cost cutting and revenue enhancing measures.

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

On March 15, 2000 BP Amoco and ARCO announced that they agreed to sell ARCO's Alaskan businesses to Phillips Petroleum Co. ("Phillips") to address FTC anti-trust concerns. The sale to Phillips of all ARCO's Alaskan businesses includes a 21.9 per cent interest in the Prudhoe Bay oil field and 42.6 per cent of the gas cap, as well as a range of interests in related fields, a 55 per cent interest in the greater Kuparuk area and a 78 per cent stake in the Alpine field. The package also includes 1.1 million net exploration acres, a 22.3 per cent interest in the Trans-Alaska pipeline, and ARCO's crude oil shipping fleet that includes six tankers in service and three under construction. The booked reserves being sold total 1.9 billion barrels of oil equivalent.

Phillips' previously existing Alaskan operations include a 70 percent interest in the Kenai liquefied natural gas plant that has exported its products to Japan for 30 years; a 100 percent interest in the North Cook Inlet field; a less than 2 percent interest in the Prudhoe Bay Unit; a 10 percent interest in the Point Thomson field; interests in several of the Prudhoe Bay satellites; a small interest in TAPS; and exploration acreage in the National Petroleum Reserve Alaska and elsewhere.

On April 26, 2000 Phillips announced the completion of its acquisition of ARCO's Alaskan businesses. The transaction has received Federal Trade Commission approval and is effective retroactive to January 1, 2000. Phillips reportedly will pay BP Amoco $6.5 billion in cash and up to an additional $500 million based on a formula tied to the price of crude oil. April 26th marked the first of two closings and included all of the producing assets. A second closing on certain pipeline and marine assets is pending regulatory approval and expiration of preferential rights.

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

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 620,000 people. 42% of the State's population are located in the Anchorage area, 14% are located in the Fairbanks area, 5% are located in the Juneau area, and the rest are spread out over the vast reaches of Alaska. No assurance can be given that the driving forces in the Alaska economy, and in particular, oil production, will continue at levels to provide an environment for expanded economic activity.

No assurance can be given that oil companies doing business in Alaska will be successful in discovering new fields or further developing existing fields which are economic to develop and produce oil with access to the pipeline or other means of transport to market, even with the reduced level of royalties. We are not able to predict the effect of changes in the price and production volumes of North Slope oil or the acquisition of ARCO by BP Amoco and Phillips on Alaska's economy or on us.

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


PART I.
ITEM 3.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. The Company does not hold derivatives for trading purposes.

The Company's Senior Holdings Loan carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, the Company's interest expense will increase or decrease accordingly. As of March 31, 2000, the Company had borrowed $87.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $877,000 in additional gross interest cost on an annualized basis.

The Company's Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 3.0%, or at the Company's choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at the Company's choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Should the Libor rate, the lenders' base rate or the leverage ratios change, the Company's interest expense will increase or decrease accordingly. As of March 31, 2000, the Company had borrowed $71.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $717,000 in additional gross interest cost on an annualized basis.

The Company's Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, the Company's interest expense will increase or decrease accordingly. As of March 31, 2000, the Company had borrowed $48.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $482,000 in additional gross interest cost on an annualized basis.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which the Company is a party is included in Note 4 of Notes to Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:

                Exhibit 27 - Financial Data Schedule  *

           (b) Reports on Form 8-K filed during the quarter ended March 31, 2000 - None


           ---------------------
           * Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GCI, INC.

                 Signature                                      Title                               Date
--------------------------------------      ------------------------------------------       -------------------

/s/                                         President and Director                               May 12, 2000
--------------------------------------      (Principal Executive Officer)                    -------------------
Ronald A. Duncan

/s/                                         Vice President and Director                          May 12, 2000
--------------------------------------                                                       -------------------
G. Wilson Hughes

/s/                                         Secretary, Treasurer and Director                    May 12, 2000
--------------------------------------      (Principal Financial and Accounting              -------------------
John M. Lowber                              Officer)