Form 10-Q
period 2000-09-30
GCI INC
filed 2000-11-14
CIK 75679

As filed with the Securities and Exchange Commission on November 14, 2000.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                    FORM 10-Q

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                                    Page No.
                                                                                                    --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of September 30, 2000
                       (unaudited) and December 31, 1999..................................................5

                    Consolidated Statements of Operations for the three and
                       nine months ended September 30, 2000
                       (unaudited) and 1999 (unaudited)...................................................7

                    Consolidated Statements of Stockholder's Equity
                       for the nine months ended September 30, 2000
                       (unaudited) and 1999 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 2000 (unaudited)
                       and 1999 (unaudited)...............................................................9

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................10

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................16

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................31

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

- Material adverse changes in the economic conditions in the markets we serve;
- The efficacy of the rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the Telecommunications Act of 1996; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
- Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local, cable and Internet services; the extent and pace at which different competitive environments develop for each segment of our business; the extent and duration for which competitors from each segment of the telecommunications industry are able to offer combined or full service packages prior to our being able to do so; the degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry; and competitor responses to our products and services and overall market acceptance of such products and services;
- The outcome of our negotiations with incumbent local exchange carriers ("ILECs") and state regulatory arbitrations and approvals and relevant appeals with respect to interconnection agreements; and our ability to purchase unbundled network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local exchange service at competitive rates;
- Success and market acceptance for new initiatives, many of which are untested; the level and timing of the growth and profitability of new initiatives, particularly local access services, Internet (consumer and business) services and wireless services; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new initiatives; and local conditions and obstacles;
- Uncertainties inherent in new business strategies, new product launches and development plans, including local access services, Internet services, wireless services, digital video services, cable modem services, and transmission services;
-    Rapid technological changes;
- Development and financing of telecommunication, local access, wireless, Internet and cable networks and services;
- Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements;
-    Availability of qualified personnel;
- Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska ("RCA"), and adverse outcomes from regulatory proceedings;
- Uncertainties in federal military spending levels and military base closures in markets in which we operate;
- Other risks detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           GCI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                        (Unaudited)
                                                                                       September 30,    December 31,
                            ASSETS                                                         2000             1999
----------------------------------------------------------------------------------    --------------- -----------------
                                                                                           (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                       $       11,420            13,734
                                                                                      --------------- -----------------

    Receivables:
        Trade                                                                               43,405            48,145
        Other                                                                                  407               269
                                                                                      --------------- -----------------
                                                                                            43,812            48,414
        Less allowance for doubtful receivables                                              3,085             2,833
                                                                                      --------------- -----------------
           Net receivables                                                                  40,727            45,581
                                                                                      --------------- -----------------

    Refundable deposit                                                                         ---             9,100
    Prepaid and other current assets                                                         2,695             2,224
    Deferred income taxes, net                                                               1,601             2,972
    Inventories                                                                              4,985             3,754
    Property held for sale                                                                  10,877               ---
    Notes receivable with related parties                                                      510               449
                                                                                      --------------- -----------------

           Total current assets                                                             72,815            77,814
                                                                                      --------------- -----------------

Property and equipment in service, net of depreciation                                     342,469           302,762
Construction in progress                                                                     9,851             2,898
                                                                                      --------------- -----------------
           Net property and equipment                                                      352,320           305,660
                                                                                      --------------- -----------------

Cable franchise agreements, net of amortization of $20,219,000 and $16,347,000
   at September 30, 2000 and December 31, 1999, respectively                               186,273           190,145
Goodwill, net of amortization of $5,639,000 and $4,563,000 at September 30, 2000
   and December 31, 1999, respectively                                                      40,317            41,391
Other intangible assets, net of amortization of $599,000 and $269,000 at
   September 30, 2000 and December 31, 1999, respectively                                    4,170             4,402
Property held for sale                                                                       1,550            10,877
Deferred loan and senior notes costs, net of amortization                                    8,528             8,863
Notes receivable with related parties                                                        2,737             2,067
Other assets, at cost, net of amortization                                                   2,728             1,932
                                                                                      --------------- -----------------
           Total other assets                                                              246,303           259,677
                                                                                      --------------- -----------------
           Total assets                                                             $      671,438           643,151
                                                                                      =============== =================

See accompanying notes to interim condensed consolidated financial statements.


                                       5                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                                                                        (Unaudited)
                                                                                       September 30,    December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                                          2000             1999
----------------------------------------------------------------------------------    --------------- -----------------
                                                                                           (Amounts in thousands)
Current liabilities:
    Current maturities of obligations under capital leases                          $        1,689               574
    Accounts payable                                                                        31,025            25,321
    Accrued interest                                                                         4,873             7,985
    Accrued payroll and payroll related obligations                                         10,427             8,601
    Deferred revenue                                                                         8,708             8,173
    Accrued liabilities                                                                      3,823             3,152
    Due to related party                                                                     1,522               ---
    Subscriber deposits and other current liabilities                                        1,430             1,314
                                                                                      --------------- -----------------
        Total current liabilities                                                           63,497            55,120

Long-term debt, excluding current maturities                                               329,400           339,400
Obligations under capital leases, excluding current maturities                              47,205               747
Obligations under capital leases due to related party, excluding current
    maturities                                                                                 239               353
Deferred income taxes, net of deferred income tax benefit                                   22,079            30,861
Other liabilities                                                                            3,721             3,052
                                                                                      --------------- -----------------
        Total liabilities                                                                  466,141           429,533
                                                                                      --------------- -----------------

Stockholder's equity:
    Class A. Authorized 10,000 shares; issued and outstanding 100 shares at
       September 30, 2000 and December 31, 1999, respectively                              206,622           206,622
    Paid-in capital                                                                         28,558            25,503
    Retained deficit                                                                       (29,883)          (18,507)
                                                                                      --------------- -----------------
        Total stockholder's equity                                                         205,297           213,618
                                                                                      --------------- -----------------
        Commitments and contingencies
        Total liabilities and stockholder's equity                                  $      671,438           643,151
                                                                                      =============== =================

See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)                        (Unaudited)
                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                           2000           1999                2000            1999
                                                     -------------- --------------       --------------- --------------
                                                              (Amounts in thousands, except per share amounts)

Revenues                                           $      75,906         67,340              215,609         212,337

Cost of sales and services                                29,948         30,233               89,243          92,445
Selling, general and administrative                       27,052         24,442               77,439          73,216
Depreciation and amortization                             13,296         10,757               38,890          32,481
                                                     -------------- --------------       --------------- --------------
     Operating income                                      5,610          1,908               10,037          14,195
                                                     -------------- --------------       --------------- --------------

Interest expense                                           9,760          8,181               29,172          24,253
Interest income                                              196            571                  554           1,523
                                                     -------------- --------------       --------------- --------------
  Interest expense, net                                    9,564          7,610               28,618          22,730
                                                     -------------- --------------       --------------- --------------
     Net loss before income taxes and
       cumulative effect of a change in
       accounting principle                               (3,954)        (5,702)             (18,581)         (8,535)

Income tax benefit                                         1,602          2,165                7,205           2,968
                                                     -------------- --------------       --------------- --------------
     Net loss before cumulative effect of a
       change in accounting principle                     (2,352)        (3,537)             (11,376)         (5,567)

Cumulative effect of a change in accounting
   principle, net of income tax benefit of $245              ---            ---                  ---             344
                                                     -------------- --------------       --------------- --------------
     Net loss                                      $      (2,352)        (3,537)             (11,376)         (5,911)
                                                     ============== ==============       =============== ==============

Basic and diluted net loss per common share:
   Loss before cumulative effect of a change in
     accounting principle                          $     (23,520)       (35,370)            (113,760)        (55,670)
   Cumulative effect of a change in accounting
     principle                                               ---            ---                  ---           3,440
                                                     -------------- --------------       --------------- --------------
       Net loss                                    $     (23,520)       (35,370)            (113,760)        (59,110)
                                                     ============== ==============       =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                               GCI, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                            Shares of
(Unaudited)                                               Class A Common   Class A Common     Paid-in        Retained
(Amounts in thousands)                                        Stock             Stock         Capital         Deficit
                                                         -----------------------------------------------------------------
Balances at December 31, 1998                                  100           $ 206,622          2,933         (8,980)
Net loss                                                       ---                 ---            ---         (5,911)
Contribution from General Communication, Inc.                  ---                 ---         22,075            ---
                                                         -----------------------------------------------------------------
Balances at September 30, 1999                                 100           $ 206,622         25,008        (14,891)
                                                         =================================================================

Balances at December 31, 1999                                  100           $ 206,622         25,503        (18,507)
Net loss                                                       ---                 ---            ---        (11,376)
Contribution from General Communication, Inc.                  ---                 ---          3,055           ---
                                                         -----------------------------------------------------------------
Balances at September 30, 2000                                 100           $ 206,622         28,558        (29,883)
                                                         =================================================================

See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                    (Unaudited)
                                                                                                  Nine Months Ended
                                                                                                   September 30,
                                                                                                2000            1999
                                                                                          --------------- --------------
                                                                                               (Amounts in thousands)
   Cash flows from operating activities:
     Net loss                                                                           $     (11,376)         (5,911)
       Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Depreciation and amortization                                                        38,890          32,481
          Amortization charged to selling, general and administrative                             534           1,339
          Deferred income tax benefit                                                          (7,205)         (3,213)
          Deferred compensation and compensatory stock options                                    484             501
          Non-cash cost of sales                                                                  ---           3,703
          Bad debt expense, net of write-offs                                                   1,204           2,109
          Employee Stock Purchase Plan expense funded with General Communication, Inc.
           Class A common stock issued and issuable                                             2,115           1,836
          Write-off of capitalized interest                                                     1,955             ---
          Write-off of unamortized start-up costs                                                 ---             589
          Write-off of deferred debt issuance costs upon modification of Senior
           Holdings Loan                                                                          ---             472
          Other noncash income and expense items                                                 (251)             17
          Change in operating assets and liabilities                                            8,650         (12,211)
                                                                                          --------------- --------------
             Net cash provided by operating activities                                         35,000          21,712
                                                                                          --------------- --------------

   Cash flows from investing activities:
      Purchases of property and equipment, including construction period interest
                                                                                              (33,362)        (28,627)
      Refund of deposit                                                                         8,806             ---
      Purchase of property held for sale                                                       (1,550)            ---
      Purchases of other assets                                                                (1,385)           (574)
      Notes receivable issued to related parties                                               (1,101)           (454)
      Payments received on notes receivable with related parties                                  617             263
                                                                                          --------------- --------------
             Net cash used in investing activities                                            (27,975)        (29,392)
                                                                                          --------------- --------------

   Cash flows from financing activities:
     Long-term borrowings - bank debt                                                             ---          13,776
     Repayments of long-term borrowings and capital lease obligations                         (10,714)        (24,111)
     Payment of debt issuance costs and loan commitment fees                                     (127)           (648)
     Increase in due to related party                                                           1,522             ---
     Cash contribution from (to) General Communication, Inc.                                      (20)         20,131
                                                                                          --------------- --------------
             Net cash provided (used) by financing activities                                  (9,339)          9,148
                                                                                          --------------- --------------

             Net increase (decrease) in cash and cash equivalents                              (2,314)          1,468

             Cash and cash equivalents at beginning of period                                  13,734          12,008
                                                                                          --------------- --------------

             Cash and cash equivalents at end of period                                 $      11,420          13,476
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

         (a) Business
             GCI, Inc. and its direct and indirect subsidiaries offer the following services:
               - Long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries
               -  Cable television services throughout Alaska
               - Facilities-based competitive local access services in Anchorage, Alaska
               -  Internet access services
               -  Termination of traffic in Alaska for certain common carriers
               -  Private line services
               -  Managed services to certain commercial customers
               - Sales and service of dedicated communications systems and related equipment
               - Private network point-to-point data and voice transmission services between Alaska and the western contiguous United States
               - Own and lease capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

         (b) Principles of Consolidation
             The consolidated financial statements include the accounts of GCI, Inc., GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI Cable, Inc. and GCI Transport Company, Inc., GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Satellite Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Company, Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Company, Inc.'s wholly-owned partnership Alaska United Fiber System Partnership ("Alaska United"). GCI Communication Services, Inc. and its wholly owned subsidiary GCI Leasing Co. were merged into GCI Communication Corp. effective January 1, 2000. GCI Cable/Fairbanks, Inc. and GCI Cable/Juneau, Inc. were merged into GCI Cable, Inc. effective January 1, 2000.

             All significant intercompany balances and transactions have been eliminated in consolidation.

         (c) Net Loss Per Common Share

             Shares used to calculate net loss per common share consist of the following (amounts in thousands):
                                                                  Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
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
                                                               ============ ============    ============= ============

             Basic and diluted loss per share calculations for the three-month and nine-month periods ended September 30, 2000 and 1999 are based on GCI, Inc.'s weighted average outstanding shares of


                                       10                            (Continued)

                                    GCI, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             common stock which are not publicly traded. GCI, Inc. has no outstanding common stock equivalents or weighted average shares associated with outstanding stock options.

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

         (f) Other
             The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 1999.

(2)      Consolidated Statements of Cash Flows Supplemental Disclosures

         Changes in operating assets and liabilities consist of (amounts in thousands):
                Nine-month periods ended September 30,                                     2000          1999
                                                                                       ------------- ------------
                 (Increase) decrease in receivables                                  $     3,677        (3,765)
                 Decrease in income tax receivable                                           ---         1,965
                 Increase in prepaid and other current assets                               (580)       (1,232)
                 Increase in inventory                                                    (1,126)         (710)
                 Increase (decrease) in accounts payable                                   5,704        (3,875)
                 Increase (decrease) in accrued liabilities                                  671           (46)
                 Increase  in accrued payroll and payroll related obligations              2,302           368
                 Decrease in accrued interest                                             (3,112)       (4,678)
                 Increase (decrease)  in subscriber deposits and other current
                     liabilities                                                             116           (22)
                 Increase in deferred revenues                                               535           299
                 Increase (decrease) in other long-term liabilities                          463          (515)
                                                                                       ------------- ------------
                                                                                     $     8,650       (12,211)
                                                                                       ============= ============

         We paid no income taxes during the nine-month periods ended September 30, 2000 and 1999. We received income tax refunds of $0 and $1,965,000 during the nine-month periods ended September 30, 2000 and 1999, respectively.

         We paid interest totaling $31,130,000 and $28,652,000 during the nine-month periods ended September 30, 2000 and 1999, respectively.


                                       11                            (Continued)

                                    GCI, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

         We recorded $206,000 and $86,000 during the nine-month periods ended September 30, 2000 and 1999, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

         During the nine-month periods ended September 30, 2000 and 1999 we funded the employer matching portion of Employee Stock Purchase Plan through GCI's issuance of or commitment to issue its Class A Common Stock valued at $2,115,000 and $1,836,000, respectively.

         We financed the purchase of satellite transponders pursuant to a long-term capital lease arrangement with a leasing company during the nine-month period ended September 30, 2000 at a cost of $48.2 million.

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

            Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 26 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. Cable plant upgrades in 1999 and 1998 enabled us to offer digital cable television services in Anchorage and Fairbanks and retail cable modem service (through our Internet services segment) in Anchorage, Fairbanks and Juneau, complementing our existing service offerings. We plan to expand our product offerings as plant upgrades are completed in other communities in Alaska.

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

         Summarized financial information for our reportable segments for the nine-months ended September 30, 2000 and 1999 follows (amounts in thousands):
                                                      Long-                     Local
                                                     Distance      Cable        Access     Internet
                                                     Services     Services     Services    Services     Other       Total
                                                   ------------------------------------------------------------------------
                              2000
                              ----
              Revenues:
                Intersegment                        $   11,148       1,108       4,885       2,156         ---      19,297
                External                               136,660      49,298      14,545       5,919       9,187     215,609
                                                   ------------------------------------------------------------------------
                   Total revenues                   $  147,808      50,406      19,430       8,075       9,187     234,906
                                                   ========================================================================
              Earnings (loss) from operations
                 before depreciation, amortization,
                 net interest expense and income
                 taxes                              $   57,775      23,873       2,808      (7,123)    (28,167)     49,166
                                                   ========================================================================
              Operating income (loss)               $   39,769       9,967        (596)     (8,446)    (30,418)     10,276
                                                   ========================================================================

                              1999
                              ----
              Revenues:
                Intersegment                        $    6,283       1,565       2,570          88         ---      10,506
                External                               122,297      45,189      11,323       3,447      30,081     212,337
                                                   ------------------------------------------------------------------------
                   Total revenues                   $  128,580      46,754      13,893       3,535      30,081     222,843
                                                   ========================================================================
              Earnings (loss) from operations
                 before depreciation, amortization,
                 net interest expense, income taxes
                 and cumulative effect of a change
                 in accounting principle            $   48,623      24,555         232      (9,019)    (17,227)     47,164
                                                   ========================================================================
              Operating income (loss)               $   36,517      11,386      (2,218)     (9,821)    (21,181)     14,683
                                                   ========================================================================

         A reconciliation of total segment revenues to consolidated revenues follows:
                 Nine-months ended September 30,                                    2000           1999
                                                                               ------------- --------------
                 Total segment revenues                                        $   234,906        222,843
                 Less intersegment revenues eliminated in consolidation            (19,297)       (10,506)
                                                                               ------------- --------------
                      Consolidated revenues                                    $   215,609        212,337
                                                                               ============= ==============

                                       13                            (Continued)

                                    GCI, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

         A reconciliation of total segment earnings from operations before depreciation, amortization, net interest expense, income taxes and cumulative effect of a change in accounting principle to consolidated net loss before income taxes and cumulative effect of a change in accounting principle follows:
                 Nine-months ended September 30,                                    2000           1999
                                                                               -------------- --------------
                 Total segment earnings from operations before depreciation, amortization, net interest expense, income taxes and
                   cumulative effect of a change in
                   accounting principle                                        $   49,166         47,164
                 Less intersegment contribution eliminated in consolidation          (239)          (488)
                                                                               -------------- --------------
                      Consolidated earnings from operations before
                        depreciation, amortization, net interest expense,
                        income taxes and cumulative effect of a change in
                        accounting principle                                       48,927         46,676
                 Depreciation and amortization                                     38,890         32,481
                                                                               -------------- --------------
                      Consolidated operating income                                10,037         14,195
                 Interest expense, net                                             28,618         22,730
                                                                               -------------- --------------
                      Consolidated net loss before income taxes and
                        cumulative effect of a change in accounting
                        principle                                              $  (18,581)        (8,535)
                                                                               ============== ==============

           A reconciliation of total segment operating income to consolidated net loss before income taxes and cumulative effect of a change in accounting principle follows:

                 Nine-months ended September 30,                                    2000           1999
                                                                               -------------- -------------
                 Total segment operating income                                $   10,276         14,683
                 Less intersegment contribution eliminated in consolidation          (239)          (488)
                                                                               -------------- -------------
                      Consolidated operating income                                10,037         14,195
                 Interest expense, net                                             28,618         22,730
                                                                               -------------- -------------
                      Consolidated net loss before income taxes and
                        cumulative effect of a change in accounting
                        principle                                              $  (18,581)        (8,535)
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


                                       14                            (Continued)

                                    GCI, INC.
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

         Future Fiber Capacity Sale
         We entered into an agreement effective July 1999 for a second $19.5 million sale of fiber capacity. The agreement requires that the buyer acquire the capacity during the 18-month period following the effective date of the contract. Costs associated with the capacity to be sold have been classified as current and non-current Property Held for Sale in the accompanying interim condensed consolidated financial statements at September 30, 2000 and December 31, 1999, respectively.

         Deferred Compensation Plan
         Our non-qualified, unfunded deferred compensation plan provides a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and provides a means for certain other deferrals of compensation. We may, at our discretion, contribute matching deferrals equal to the rate of matching selected by us. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are our general creditors with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $30,000 and $60,000 during the nine-month periods ended September 30, 2000 and 1999, respectively.

         Self-Insurance
         We are self-insured for losses and liabilities related primarily to health and welfare claims up to predetermined amounts above which third party insurance applies. A reserve of $645,000 and $600,000 was recorded at September 30, 2000 and December 31, 1999, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserve. While management uses what it believes is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

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

         Cable Service Rate Reregulation
         Effective March 31, 1999, the rates for cable programming services (service tiers above basic service) are no longer regulated. This regulation ended pursuant to provisions of the Telecommunications Act of 1996 and the regulations adopted pursuant thereto by the FCC. Federal law still permits regulation of basic service rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system's subscribers request such regulation by filing a petition with the RCA. At September 30, 2000, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 8.1% of our total basic service subscribers at September 30, 2000.) On July 27, 2000 the RCA approved in full a requested rate increase for the Juneau system, to be effective October 1, 2000.

         Asset Purchase
         We signed an asset purchase agreement with G.C. Cablevision, Inc. of Fairbanks, Alaska in October 2000. G.C. Cablevision, Inc. will receive $2.3 million of cash and GCI Class A common stock valued at $10.00 per share. The transaction is expected to close by the second quarter of 2001 pending regulatory approvals.

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

Long-distance services. Our provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally WorldCom, Inc. ("WorldCom") and Sprint Corporation ("Sprint")), and provision of private line and leased dedicated capacity services accounted for 96.7% of our total long-distance services revenues during the third quarter of 2000. Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers and usage volumes, usually expressed as minutes of use.

Revenues from private line and other data services sales increased 28.2% to $7.4 million during the third quarter of 2000 as compared to the third quarter of 1999 due primarily to increased system capacity and increasing demand for data services by Internet service providers ("ISP"), commercial and governmental customers, and others. Demand for data services to and from the lower 48 states previously exceeded the available supply of capacity, however such demand is being filled with uncompressed fiber optic capacity on our Alaska United fiber optic cable system.

Our long-distance cost of sales and services has consisted principally of direct costs of providing services, including local access charges paid to LECs for originating and terminating long-distance calls in Alaska, and fees paid to other long-distance carriers to carry calls terminating in areas not served by our network. Calls terminating in the lower 49 states are carried over Worldcom's network and calls terminating in international locations are carried principally over Sprint's network. During the third quarter of 2000, local access charges accounted for 67.0% of long-distance cost of sales and services, fees paid to other long-distance carriers represented 24.1%, satellite transponder lease and undersea fiber maintenance costs represented 4.5%, and other costs represented 4.4% of long-distance cost of sales and services.

Our long-distance selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance selling, general, and administrative expenses, 40.8% during the third quarter of 2000, represents operating and engineering costs.


                                       16                            (Continued)

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. The total number of active long-distance residential, commercial and small business customers increased 3.4% at September 30, 2000 as compared to September 30, 1999, and increased 0.3% as compared to December 31, 1999. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Revenues derived from other common carriers increased 20.7% to $19.7 million in the third quarter of 2000 as compared to the third quarter of 1999. The increase is due to a 17.6% increase to 185.3 million minutes carried for other common carriers and a change in the mix of wholesale minutes carried for such customers, which increased the average rate charged by 2.6%. We secured contract amendments during the second quarter of 1999 with Worldcom and Sprint. The amendments provided, among other things, for a three-year contract term extension for Sprint. The Worldcom contract expires in 2001. Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to Worldcom and Sprint by their customers. Pricing pressures, new program offerings and market consolidation continue to evolve in the markets served by Worldcom and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us; a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Cable services. During the third quarter of 2000, cable television revenues represented 22.0% of consolidated revenues. The cable systems serve 26 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

In October 2000 we announced the acquisition of G.C. Cablevision, Inc. assets, with over 900 subscribers in Fairbanks and North Pole, Alaska. The transaction is expected to close by the second quarter of 2001 following regulatory approvals.

We generate cable services revenues from three primary sources: (1) programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; and (3) advertising sales. During the third quarter of 2000 programming services generated 78.6% of total cable services revenues, equipment rental and installation fees accounted for 9.6% of such revenues, cable modem services accounted for 5.2% of such revenues, advertising sales accounted for 5.3% of such revenues, and other services accounted for the remaining 1.3% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of subscribers during a given reporting period, and revenues generated from new product offerings.

The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising and rental expense. During the third quarter of 2000 programming and copyright expenses represented 44.6% of total cable cost of sales and selling, general and administrative expenses, and general and administrative costs represented 50.4% of such total. Marketing and advertising costs represented approximately 5.0% of such total expenses.

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

Local access services. We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Effective March 1999 we transitioned to the "bill and keep" cost settlement method


                                       17                            (Continued)
for termination of traffic on our facilities and on other's facilities. Local exchange services revenues totaled $5.2 million representing 6.9% of consolidated revenues in the third quarter of 2000. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to our services during a given reporting period and the average monthly rates charged for non-traffic sensitive services.

Operating and engineering expenses represented approximately 3.5% of total local access services cost of sales and selling, general and administrative expenses during the third quarter of 2000. Marketing and advertising costs represented approximately 7.9% of such total expenses, customer service and general and administrative costs represented approximately 38.3% of such total expenses, and local access cost of sales represented approximately 50.3% of such total expenses.

Our local access services segment faces significant competition in Anchorage from Alaska Communications Systems, Inc. ("ACS") and AT&T Alascom, Inc. We believe our approach to developing, pricing, and providing local access services will allow us to be competitive in providing those services.

Internet services. We began offering Internet services in several markets in Alaska during 1998. We generate Internet services revenues from two primary sources: (1) access product services, including commercial DIAS, ISP DIAS, and retail dial-up service revenues, and (2) network management services. Internet services segment revenues totaled $2.2 million representing 2.9% of total revenues in the third quarter of 2000. The primary factors that contribute to year-to-year changes in Internet services revenues are the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, and the number and type of additional premium features selected.

Operating and general and administrative expenses represented approximately 49.4% of total Internet services cost of sales and selling, general and administrative expenses during the third quarter of 2000. Internet cost of sales represented approximately 36.9% of such total expenses and marketing and advertising represented approximately 13.7% of such total expenses.

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

Other services, other expenses and net loss. Telecommunications services revenues reported in the Other segment as described in note 3 to the accompanying interim condensed consolidated financial statements include corporate network management contracts, telecommunications equipment sales and service, management services for Kanas Telecom, Inc., a company that owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska, and other miscellaneous revenues (including revenues from cellular resale services, from prepaid and debit calling card sales, and installation and leasing of customer's very small aperture terminal ("VSAT") equipment).

Other services segment revenues during the third quarter of 2000 include network solutions and outsourcing revenues totaling $2.7 million, communications equipment sales totaling $210,000 and cellular resale and other revenues totaling $639,000.

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

We have invested approximately $2.2 million in our PCS license at September 30, 2000. During second quarter 2000 we deployed fixed wireless service in the Anchorage area. We have incurred expenditures totaling $450,000 in the deployment at September 30, 2000 and we expect to incur approximately $150,000 in additional expenditures during the remainder of 2000.

Depreciation, amortization and net interest expense on a consolidated basis increased $4.5 million in the third quarter of 2000 as compared to the third quarter of 1999 resulting primarily from additional depreciation on 1999 and 2000 capital expenditures, increased interest rates, and additional average outstanding capital lease obligation balances.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:

(Underlying data rounded to the nearest thousands)
                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                                         Percentage                           Percentage
                                                                          Change (1)                           Change (1)
                                                                           2000 vs.                             2000 vs.
      (Unaudited)                                    2000       1999        1999         2000       1999         1999
                                                     ----       ----        ----         ----       ----         ----
      Revenues
          Long-distance services                     63.5%      64.3%       11.3%        63.4%      57.6%        11.7%
          Cable services                             22.0%      22.6%        9.8%        22.9%      21.3%         9.1%
          Local access services                       6.9%       5.7%       36.2%         6.7%       5.3%        28.5%
          Internet services                           2.9%       1.7%       90.1%         2.7%       1.6%        71.7%
          Other services                              4.7%       5.7%       (6.8%)        4.3%      14.2%       (69.5%)
                                                 -----------------------------------------------------------------------
             Total revenues                         100.0%     100.0%       12.7%       100.0%     100.0%         1.5%


                                       19                            (Continued)

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                                         Percentage                           Percentage
                                                                          Change (1)                           Change (1)
                                                                           2000 vs.                             2000 vs.
      (Unaudited)                                    2000       1999        1999         2000       1999         1999
                                                     ----       ----        ----         ----       ----         ----
      Cost of sales and services                     39.5%      44.9%       (1.0%)       41.4%      43.5%        (3.5%)
      Selling, general and administrative
        Expenses                                     35.6%      36.3%       10.7%        35.9%      34.5%         5.8%
      Depreciation and amortization                  17.5%      16.0%       23.6%        18.0%      15.3%        19.7%
                                                 -----------------------------------------------------------------------
             Operating income                         7.4%       2.8%      272.0%         4.7%       6.7%       (29.3%)
             Net loss before income taxes and
               cumulative effect of a change in
               accounting principle                  (5.2%)     (8.5%)     (30.7%)       (8.6%)     (4.0%)      117.7%
             Net loss before cumulative effect
               of a change in accounting
               principle                             (3.1%)     (5.3%)     (33.5%)       (5.3%)     (2.6%)      104.4%
             Net loss                                (3.1%)     (5.3%)     (33.5%)       (5.3%)     (2.8%)       92.5%

      Other Operating Data (2):
      Cable services operating income (3)            12.2%      11.7%       14.4%        12.9%      14.4%        (2.1%)
      Local services operating loss (4)             (27.4%)    (46.7%)     (20.0%)      (46.1%)    (51.0%)       16.1%
      Internet services operating loss (5)          (44.7%)   (120.9%)     (29.8%)      (62.8%)   (100.8%)        7.0%

   --------------------------
   (1)Percentage change in underlying data.
   (2)Includes customer service, marketing and advertising costs.
   (3)Computed as a percentage of total cable services revenues.
   (4)Computed as a percentage of total local services revenues.
   (5)Computed as a percentage of total Internet services revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2000 ("2000") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 ("1999")

Revenues. Total revenues increased 12.8% from $67.3 million in 1999 to $75.9 million in 2000.

Long-distance revenues from commercial, residential, governmental, and other common carrier customers increased 11.4% to $48.2 million in 2000. The long-distance revenue increase in 2000 was largely due to the following:

   - An increase of 3.4% in the number of active residential, small business and commercial customers billed from 88,100 at September 30, 1999 to 91,100 at September 30, 2000
   -  An increase of 9.7% in total minutes of use to 270.1 million minutes
   - An increase of 28.2% in private line and private network transmission services revenues to $7.4 million in 2000 due to an increased number of customers
   - An increase of 20.7% in revenues from other common carriers (principally WorldCom and Sprint) to $19.7 million in 2000

Long-distance revenue increases were offset by a 4.7% reduction in our average rate per minute on long-distance traffic from $0.128 per minute in 1999 to $0.122 per minute in 2000. Decreased rates are attributed to our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our primary long-distance competitor, AT&T Alascom, reducing its rates, and the entry of LECs into long-distance markets served by us.

Cable revenues increased 9.8% to $16.7 million in 2000. Programming services revenues increased 1.0% to $13.1 million in 2000 resulting from an increase of approximately 3,900 basic subscribers served and


                                       20                            (Continued)
increased pay-per-view and premium service revenues. New facility construction efforts in the last three months of 1999 and first nine months of 2000 resulted in approximately 3,800 additional homes passed which contributed to additional subscribers and revenues in 2000. Programming services revenue per average basic subscriber per month increased $3.02, or 7.1%, from 1999 to 2000 due to rate increases in certain markets and continued growth of new premium products, including the increase in digital subscribers from 4,100 at September 30, 1999 to 11,000 at September 30, 2000. The cable segment's share of cable modem revenue increased $774,000 to $871,000 in 2000 after the introduction of such services in the first quarter of 1999.

Local access services revenues increased 36.2% in 2000 to $5.2 million. At September 30, 2000 approximately 57,900 lines were in service and approximately 1,000 additional lines were awaiting connection as compared to approximately 40,600 lines in service and approximately 1,400 additional lines awaiting connection at September 30, 1999.

Internet services revenues increased 90.1% to $2.2 million in 2000 primarily due to growth in the number of customers served. We have approximately 59,000 active residential, commercial and small business retail dial-up Internet subscribers at September 30, 2000 as compared to approximately 38,900 at September 30, 1999.

Cost of sales and services. Cost of sales and services totaled $30.2 million in 1999 and $29.9 million in 2000. As a percentage of total revenues, cost of sales and services decreased from 44.9% in 1999 to 39.5% in 2000.

Long-distance cost of sales and services decreased from $20.9 million in 1999 to $19.6 million in 2000. Long-distance cost of sales as a percentage of long-distance revenues decreased from 48.3% in 1999 to 40.6% in 2000 primarily due to the effect of reassigning traffic carried by satellite transponders from leased to owned capacity and reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. Offsetting the 2000 decrease as compared to 1999 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect increased cost savings as traffic carried on our own facilities continues to grow. Additional capacity between Alaska and the lower 48 states now available on our Alaska United fiber optic cable system has allowed us to carry significant additional amounts of data services traffic on our own facilities rather than paying other carriers for leased capacity.

Cable cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 25.6% in 1999 to 26.8% in 2000. Cable services rate increases did not keep pace with increases in programming and copyright costs in 2000. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 1999 and 2000.

Local access services cost of sales and services as a percentage of local access services revenues decreased from 56.9% in 1999 to 56.0% in 2000.

Internet services cost of sales and services increased $165,000 from 1999 to 2000. Internet services costs of sales as a percentage of Internet services revenues totaled 76.9% and 48.0% in 1999 and 2000, respectively. The decrease of Internet services costs of sales as a percentage of Internet services revenues is primarily due to a $1.0 million increase in Internet's portion of cable modem revenue. As Internet revenues have increased, economies of scale and more efficient network utilization have also resulted in reduced Internet cost of sales and services as a percentage of Internet revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 10.7% to $27.1 million in 2000. Selling, general and administrative expenses, as a percentage of total revenues, decreased from 36.3% in 1999 to 35.6% in 2000. The 2000 increase resulted from increased levels of effort necessary to support revenue growth and additional provision for uncollectible accounts.

Depreciation and amortization. Depreciation and amortization expense increased 23.6% to $13.3 million in 2000. The increase is attributable to our $36.6 million investment in equipment and facilities placed into service during 1999 for which a full year of depreciation will be recorded during the year ended


                                       21                            (Continued)

December 31, 2000, the acquisition of a satellite transponder asset (as discussed in note 4 to the interim condensed consolidated financial statements) for which depreciation began in 2000 and the $33.4 million investment in other equipment and facilities during 2000 for which a partial year of depreciation will be recorded during 2000.

Interest expense, net. Interest expense, net of interest income, increased 25.7% to $9.6 million in 2000. This increase resulted primarily from increases in our average outstanding indebtedness resulting primarily from the capital lease of satellite transponder capacity, construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, investment in local access services equipment and facilities, and higher interest rates on outstanding indebtedness.

Income tax benefit. GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussions of income tax benefit and net operating loss carryforwards reflect the consolidated group's activity and balances.

Income tax benefit decreased from $2.2 million in 1999 to $1.6 million in 2000 due to a decreased net loss before income taxes in 2000 as compared to 1999. Our effective income tax rate increased from 38.0% in 1999 to 40.5% in 2000 due to the decreased net loss and the proportional amount of items that are nondeductible for income tax purposes.

At September 30, 2000, we have (1) tax net operating loss carryforwards of approximately $119.3 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.5 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We estimate that our effective income tax rate for financial statement purposes will be approximately 39% in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 ("2000") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 ("1999")

Revenues. Total revenues increased 1.5% from $212.3 million in 1999 to $215.6 million in 2000. Excluding $19.5 million of fiber capacity sale revenues in 1999, total revenues increased 11.9% in 2000.

Long-distance revenues from commercial, residential, governmental, and other common carrier customers increased 11.7% to $136.7 million in 2000. The long-distance revenue increase in 2000 was largely due to the following:

   - An increase of 3.4% in the number of active residential, small business and commercial customers billed from 88,100 at September 30, 1999 to 91,100 at September 30, 2000
   -  An increase of 18.3% in total minutes of use to 783.1 million minutes
   - An increase of 25.0% in private line and private network transmission services revenues to $20.2 million in 2000 due to an increased number of customers
   - An increase of 16.9% in revenues from other common carriers (principally WorldCom and Sprint) to $53.8 million in 2000

Long-distance revenue increases were offset by a 14.2% reduction in our average rate per minute on long-distance traffic from $0.141 per minute in 1999 to $0.121 per minute in 2000. The decrease in rates resulted primarily from a new category of wholesale minutes carried on our network at a reduced rate per minute. Decreased rates are also attributed to our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our primary long-


                                       22                            (Continued)
distance competitor, AT&T Alascom, reducing its rates, and the entry of LECs into long-distance markets served by us.

Cable revenues increased 9.1% to $49.3 million in 2000. Programming services revenues increased 5.5% to $40.9 million in 2000 resulting from an increase of approximately 3,900 basic subscribers served and increased pay-per-view and premium service revenues. New facility construction efforts in the last three months of 1999 and first nine months of 2000 resulted in approximately 3,800 additional homes passed which contributed to additional subscribers and revenues in 2000. Programming services revenue per average basic subscriber per month increased $2.85, or 6.7%, from 1999 to 2000 due to rate increases in certain markets and continued growth of new premium products, including the increase in digital subscribers from 4,100 at September 30, 1999 to 11,000 at September 30, 2000. The cable segment's share of cable modem revenue increased $1.3 million to $1.6 million in 2000 after the introduction of cable modem services in the first quarter of 1999.

Local access services revenues increased 28.5% in 2000 to $14.6 million. At September 30, 2000 approximately 57,900 lines were in service and approximately 1,000 additional lines were awaiting connection as compared to approximately 40,600 lines in service and approximately 1,400 additional lines awaiting connection at September 30, 1999.

Internet services revenues increased from $3.5 million in 1999 to $5.9 million in 2000 primarily due to growth in the number of customers served. We have approximately 59,000 active residential, commercial and small business retail dial-up Internet subscribers at September 30, 2000 as compared to approximately 38,900 at September 30, 1999.

Cost of sales and services. Cost of sales and services totaled $92.4 million in 1999 and $89.2 million in 2000. As a percentage of total revenues, cost of sales and services decreased from 43.5% in 1999 to 41.4% in 2000.

Long-distance cost of sales and services decreased from $62.9 million in 1999 to $59.4 million in 2000. Long-distance cost of sales as a percentage of long-distance revenues decreased from 51.4% in 1999 to 43.5% in 2000 primarily due to reassigning traffic carried by satellite transponders from leased to owned capacity and reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. Offsetting the 2000 decrease as compared to 1999 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect increased cost savings as traffic carried on our own facilities continues to grow. Additional capacity between Alaska and the lower 48 states now available on our Alaska United fiber optic cable system has allowed us to carry significant additional amounts of data services traffic on our own facilities rather than paying other carriers for leased capacity.

Cable cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 25.1% in 1999 to 26.7% in 2000. Cable services rate increases did not keep pace with increases in programming and copyright costs in 2000. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 1999 and 2000.

Local access services cost of sales and services as a percentage of local access services revenues increased from 52.1% in 1999 to 57.2% in 2000 primarily due to accruals recorded for disputed billings.

Internet services cost of sales and services increased $950,000 from 1999 to 2000. Internet services costs of sales as a percentage of Internet services revenues totaled 64.1% and 53.3% in 1999 and 2000, respectively. The decrease in Internet services costs of sales as a percentage of Internet services revenues is primarily due to a $2.4 million increase in Internet's portion of cable modem revenue. As Internet revenues have increased, economies of scale and more efficient network utilization have also resulted in reduced Internet cost of sales and services as a percentage of Internet revenues.


                                       23                            (Continued)

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.8% to $77.4 million in 2000. The 2000 increase resulted from:
   - Internet services operating, engineering, sales, customer service and administrative cost increases from $3.9 million in 1999 to $5.3 million in 2000. Increased costs were necessary to provide the operations, engineering, customer service and support infrastructure necessary to accommodate expected growth in our Internet services customer base.
   - An increase in the accrual of a Company-wide success sharing bonus of $730,000 in 2000. Success sharing is a bonus paid to all employees when our earnings before interest, depreciation, amortization and taxes reach new highs.
   - Reduced long-distance services capitalized labor due to completion of the fiber optic cable system construction effort.
The increases above are off-set by a $1.8 million decrease in advertising expense.

Selling, general and administrative expenses, as a percentage of total revenues, increased from 34.5% in 1999 to 35.9% in 2000 primarily as a result of the impact of the 1999 fiber capacity sale.

Depreciation and amortization. Depreciation and amortization expense increased 19.7% to $38.9 million in 2000. The increase is attributable to our $36.6 million investment in equipment and facilities placed into service during 1999 for which a full year of depreciation will be recorded during the year ended December 31, 2000, the acquisition of a satellite transponder asset (as discussed in note 4 to the interim condensed consolidated financial statements) for which depreciation began in the second quarter of 2000, the $33.4 million investment in other equipment and facilities during 2000 for which a partial year of depreciation will be recorded during 2000, and a charge of $1.7 million in first quarter resulting from a change in the estimated remaining lives of assets that will be replaced in the future.

Interest expense, net. Interest expense, net of interest income, increased 25.9% to $28.6 million in 2000. This increase resulted primarily from a charge of $2.0 million to interest expense in first quarter to write-off previously capitalized interest expense, increases in our average outstanding indebtedness resulting primarily from the capital lease of satellite transponder capacity, construction of new long-distance and Internet facilities, expansion and upgrades of cable television facilities, investment in local access services equipment and facilities, and higher interest rates on outstanding indebtedness. We charged $470,000 of deferred financing costs to interest expense in 1999 resulting from the amendment to the Holdings Loan Facilities which reduced borrowing capacity (see Liquidity and Capital Resources).

Income tax benefit. GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussions of income tax benefit and net operating loss carryforwards reflect the consolidated group's activity and balances.

Income tax benefit increased from $3.0 million in 1999 to $7.2 million in 2000 due to an increased net loss before income taxes in 2000 as compared to 1999. Our effective income tax rate increased from 34.8% in 1999 to 38.8% in 2000 due to the increased net loss and the proportional amount of items that are nondeductible for income tax purposes.

At September 30, 2000, we have (1) tax net operating loss carryforwards of approximately $119.3 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.5 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We estimate that our effective income tax rate for financial statement purposes will be approximately 39% in 2000.


                                       24                            (Continued)

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2000 and 1999:
                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                          First      Second       Third     Fourth        Total
                                                         Quarter     Quarter     Quarter    Quarter        Year
                                                      -------------------------------------------------------------
     2000
     ----
     Revenues:
       Long-distance services                      $      43,620      44,855      48,185                 136,660
       Cable services                              $      15,930      16,660      16,708                  49,298
       Local access services                       $       4,520       4,789       5,236                  14,545
       Internet services                           $       1,713       2,018       2,188                   5,919
       Other services                              $       2,494       3,104       3,589                   9,187
                                                      -------------------------------------------------------------
          Total revenues                           $      68,277      71,426      75,906                 215,609
     Operating income                              $         877       3,550       5,610                  10,037
     Net loss before income taxes                  $      (8,962)     (5,665)     (3,954)                (18,581)
     Net loss                                      $      (5,498)     (3,526)     (2,352)                (11,376)
     Basic and diluted net loss per common
        share                                      $     (54,980)    (35,260)    (23,520)               (113,760)

     1999
     ----
     Revenues:
       Long-distance services                      $      38,469      40,697      43,276      41,601     164,043
       Cable services                              $      15,062      14,909      15,218      15,957      61,146
       Local access services                       $       3,714       3,764       3,845       4,220      15,543
       Internet services                           $       1,042       1,109       1,151       1,497       4,799
       Other services                              $       3,051      23,180       3,850       3,567      33,648
                                                      -------------------------------------------------------------
          Total revenues                           $      61,338      83,659      67,340      66,842     279,179
     Operating income (loss)                       $        (368)     12,655       1,908       1,555      15,750
     Net income (loss) before income taxes and
       cumulative effect of a change in
       accounting principle                        $      (7,328)      4,495      (5,702)     (6,331)    (14,866)
     Net income (loss) before cumulative effect
       of a change in accounting principle         $      (4,521)      2,491      (3,537)     (3,616)     (9,183)
     Net income (loss)                             $      (4,865)      2,491      (3,537)     (3,616)     (9,527)
     Basic and diluted net income (loss) per
        common share:
       Net income (loss) before cumulative
          effect of a change in accounting
          principle                                $     (45,210)     24,910     (35,370)    (36,160)    (91,830)
       Cumulative effect of a change in
          accounting principle                     $       3,440         ---         ---         ---       3,440
                                                      -------------------------------------------------------------
       Net income (loss)                           $     (48,650)     24,910     (35,370)    (36,160)    (95,270)
                                                      =============================================================

Revenues. Total revenues for the quarter ended September 30, 2000 ("third quarter") were $75.9 million, representing a 6.3% increase from $71.4 million for the quarter ended June 30, 2000 ("second quarter"). The third quarter increase resulted from a 7.4% increase in long-distance services revenue to $48.2 million in third quarter primarily due to a 12.2% increase in revenues from other common carriers to $19.7 million and a 10.4% increase in private line revenues to $7.4 million. Long distance minutes increased 4.9% to 270.1 million minutes, due to a 8.7% increase in OCC minutes (principally Worldcom and Sprint) off-set by a 2.7% decrease in non-OCC minutes of traffic carried. The long-distance average rate per minute was $.121 and $.122 in the second and third quarters, respectively.

Long-distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers spend more time at home and tend to watch more television during these


                                       25                            (Continued)
months. Local service and Internet access services are not expected to exhibit significant seasonality. Our ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

Cost of sales and services. Cost of sales and services increased from $29.6 million in the second quarter to $29.9 million in the third quarter. As a percentage of revenues, second and third quarter cost of sales and services totaled 41.5% and 39.5%, respectively. The decrease in the cost of sales and services as a percentage of revenues is primarily due to reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.3 million in the third quarter as compared to the second quarter. As a percentage of revenues, third quarter selling, general and administrative expenses were 35.6% as compared to 36.0% for the second quarter. The third quarter decrease as a percentage of sales is primarily a result of increased revenues in third quarter without a corresponding proportional increase in support costs.

Net loss. We reported a net loss of $2.4 million for the third quarter as compared to a net loss of $3.5 million for the second quarter.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities totaled $35.0 million in the nine-month period ended September 30, 2000 ("2000") as compared to $21.7 million in the nine-month period ended September 30, 1999 ("1999"), net of changes in the components of working capital. Other sources of cash during 2000 include the refund of a $8.8 million deposit and a $1.5 million amount due to a related party. Our expenditures for property and equipment, including construction in progress, totaled $33.4 million and $28.6 million in 2000 and 1999, respectively. Other uses of cash during 2000 included repayment of $10.7 million of long-term borrowings and capital lease obligations and purchases of $2.9 million of property held for sale and other assets.

Receivables decreased $3.7 million from December 31, 1999 to September 30, 2000 primarily due to decreased OCC trade receivables.

Working capital totaled $10.8 million at September 30, 2000, a $11.9 million decrease from working capital of $22.7 million as of December 31, 1999. The decrease in working capital is primarily attributed to our use of current assets to purchase long-term capital assets and repay long-term debt.

The Holdings $200,000,000 ($150,000,000 as amended) and $50,000,000 credit facilities mature June 30, 2005. The Holdings Loan facilities were amended in April 1999 (see below) and bear interest, as amended, at either Libor plus 1.00% to 2.50%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.00% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. $77.7 million and $87.7 million were drawn on the credit facilities as of September 30, 2000 and December 31, 1999, respectively.

On April 13, 1999, we amended the Holdings credit facilities. These amendments contained, among other things, provisions for payment of a one-time amendment fee of 0.25% of the aggregate commitment, an increase in the commitment fee by 0.125% per annum on the unused portion of the commitment, and an increase in the interest rate of 0.25%. The amended facilities reduce the aggregate commitment by $50 million to $200 million, and limit capital expenditures to $35 million in 1999 and $35 million in 2000 (excluding a carryforward of unused capacity from 1999) with no limits thereafter (excluding capital expenditures by certain subsidiaries and the capital lease of the satellite transponder asset). Pursuant to the Financial Accounting Standards Board Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements," we recorded as additional interest expense $470,000 of deferred financing costs in the second quarter of 1999 resulting from the reduced borrowing capacity. In connection with the April 1999 amendment, we agreed to pay all fees and expenses of our lenders, including an amendment fee of 0.25% of the aggregate commitment, totaling $530,000.


                                       26                            (Continued)

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

On January 27, 1998 Alaska United closed a $75 million project finance facility ("Fiber Facility") to construct a fiber optic cable system connecting Anchorage, Fairbanks, Valdez, Whittier, Juneau and Seattle. At September 30, 2000 and December 31, 1999 $71.7 million was borrowed under the facility. The Fiber Facility is a 10-year term loan that is interest only for the first 5 years. The facility can be extended an additional two years at any time between the second and fifth anniversary of closing the facility if we can demonstrate projected revenues from certain capacity commitments will be sufficient to pay all operating costs, interest, and principal installments based on the extended maturity. The Fiber Facility bears interest at either Libor plus 3.0%, or at the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or, at our option, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60 million or less.

The Fiber Facility contains, among others, covenants requiring certain intercompany loans and advances in order to maintain specific levels of cash flow necessary to pay operating costs, interest and principal installments. All of Alaska United's assets, as well as a pledge of the partnership interests' owning Alaska United, collateralize the Fiber Facility.

We expect to use approximately one-half of the Alaska United system capacity in addition to our existing owned and leased facilities to carry our own traffic. One of our large commercial customers signed agreements in the first quarter of 1999 for the lease of three DS3 circuits on Alaska United facilities within Alaska, and between Alaska and the lower 48 states. The lease agreements provide for three-year terms, with renewal options for additional terms. In the second quarter of 1999 we completed a sale of capacity in our Alaska United system in a $19.5 million cash transaction. The sale included both capacity within Alaska, and between Alaska and the lower 48 states. An agreement was executed in July 1999 for a second $19.5 million sale of fiber capacity. The agreement requires that the buyer acquire additional capacity during the 18-month period following the effective date of the contract. We continue to pursue opportunities for sale or lease of additional capacity on our system.

We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders to meet our long-term satellite capacity requirements. The satellite was successfully launched in January 2000 and delivered to us on March 5, 2000. In March 2000 we agreed to finance the satellite transponders pursuant to a long-term capital lease arrangement with a leasing company. At September 30, 2000 $47.9 million was financed under this capital lease. The base term of the lease is one year from the closing date with the option for eight one-year lease term renewals. The capital lease includes certain covenants requiring maintenance of specific levels of operating cash flow to indebtedness and limitations on additional indebtedness.

Our expenditures for property and equipment, including construction in progress, totaled $33.4 million and $28.6 million during 2000 and 1999, respectively. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, continuing development of our PCS network and upgrades to our cable television plant. Sources of funds for these planned capital expenditures are expected to include internally generated cash flows and borrowings under our credit facilities.


                                       27                            (Continued)

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

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges and Preferred Stock dividends, through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources.

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

                                 YEAR 2000 COSTS

We did not defer any critical information technology projects because of our Year 2000 program efforts. At September 30, 2000 we have no remaining incremental remediation costs.

                                 ALASKA ECONOMY

We offer voice and data telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, growth of our business and of our operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are now the third largest source of state revenues, following investment income and federal funds. Alaska's oil revenues and investment earnings will each supply 32% of the state's projected revenues in fiscal 2001, with federal funding comprising 25% of the total. Much of the investment income and all of the federal funding is restricted or dedicated for specific purposes, however, leaving oil revenues as the primary funding source (85%) of general operating expenditures.


                                       28                            (Continued)

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

Market prices for North Slope oil declined to below $10 per barrel in 1998, and averaged $12.70 in fiscal 1999, well below the average price used by the state to budget its oil related revenues. The prices have since increased to a 10-year high of $35.62 on September 20, 2000, with a fiscal 2000 average price per barrel of $30.10.

The October 2000 update to the state's spring 2000 forecast for fiscal 2001 forecasts the price for North Slope crude to average $29.30 per barrel despite promises from OPEC to increase output and releases of emergency crude stocks from the U.S. Strategic Petroleum Reserve. Oil prices are forecasted to decline to $22.32 in fiscal 2002 and $18.53 over the following few years. Recent higher prices are largely due to the March 1999 OPEC agreement to cut production to force prices higher. The OPEC agreement called for production cuts from January 1999 levels of a little more than 2 million barrels per day. At its March 27, 2000 meeting, nine of the eleven OPEC members agreed to increase production quotas by a total of 1.452 million barrels per day. Iran did not agree to an official quota but has been quoted as saying it would increase production sufficient to maintain its market share. Iraq is not subject to an OPEC quota. Based on estimates of current production, the new production quotas for the nine members would represent about a 450,000 barrels per day increase. OPEC members increased production quotas by an additional 500,000 barrels per day as of October 31, 2000. History suggests that market forces lead to lower prices when oil sells for more than $20 per barrel. What is uncertain is when and how fast the correction will occur. The response of non-OPEC production to higher prices is uncertain. The production policy of OPEC and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

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

Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years. Two other factors that support Alaska's economy are the healthy national economy and low inflation. Economists expect construction to remain strong over the next few years. $1.69 billion of federal money is expected to be distributed to the State of Alaska for highways and other federally supported projects in fiscal 2001.

Should new discoveries or developments not materialize or the price of oil return to its prior depressed levels, the long term trend of continued decline in oil production from the Prudhoe Bay field area is inevitable with a


                                       29                            (Continued)
corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on us, in particular.

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

                                   SEASONALITY

Long-distance revenues have historically been highest in the summer months as a result of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers tend to watch more television, and spend more time at home, during these months. Local service and Internet access services are not expected to exhibit significant seasonality. Our ability to implement construction projects is reduced during the winter months because of cold temperatures, snow and short daylight hours.

                                    INFLATION

We do not believe that inflation has a significant effect on our operations.

PART I.
ITEM 3.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Senior Holdings Loan carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of September 30, 2000, we have borrowed $77.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $777,000 in additional gross interest cost on an annualized basis.

Our Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 3.0%, or at our choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at our choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of September 30, 2000, we have borrowed $71.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $717,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of September 30, 2000, we have borrowed $47.9 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $479,000 in additional gross interest cost on an annualized basis.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which we are a party is included in Note 4 of Notes to Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:

                Exhibit 27 - Financial Data Schedule  *

           (b) Reports on Form 8-K filed during the quarter ended September 30, 2000 - None


           ---------------------
           * Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GCI, INC.
                 Signature                                    Title                                 Date
--------------------------------------      ------------------------------------------       -------------------

/s/                                         President and Director                             November 10, 2000
--------------------------------------      (Principal Executive Officer)                    -------------------
Ronald A. Duncan

/s/                                         Vice President and Director                        November 10, 2000
--------------------------------------                                                       -------------------
G. Wilson Hughes

/s/                                         Secretary, Treasurer and Director                  November 10, 2000
--------------------------------------      (Principal Financial and Accounting              -------------------
John M. Lowber                              Officer)