Form 10-Q
period 2001-03-31
GCI INC
filed 2001-05-15
CIK 75679

As filed with the Securities and Exchange Commission on May 15, 2001.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                                                    Page No.
                                                                                                    --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of March 31, 2001
                       (unaudited) and December 31, 2000..................................................5

                    Consolidated Statements of Operations for the
                       three months ended March 31, 2001
                       (unaudited) and 2000 (unaudited)...................................................7

                    Consolidated Statements of Stockholder's Equity
                       for the three months ended March 31, 2001
                       (unaudited) and 2000 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2001 (unaudited)
                       and 2000 (unaudited)...............................................................9

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................10

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................17

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................28

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................29

         Item 6.    Exhibits and Reports on Form 8-K......................................................30

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................31

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

     - Material adverse changes in the economic conditions in the markets we serve and in general economic conditions;
     - The efficacy of the rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     - Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local, cable and Internet services; the extent and pace at which different competitive environments develop for each segment of our business; the extent and duration for which competitors from each segment of the telecommunications industry are able to offer combined or full service packages prior to our being able to do so; the degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry; and competitor responses to our products and services and overall market acceptance of such products and services;
     - The outcome of our negotiations with Incumbent Local Exchange Carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements; and our ability to purchase unbundled network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local exchange service at competitive rates;
     - Success and market acceptance for new initiatives, many of which are untested; the level and timing of the growth and profitability of new initiatives, particularly local access services expansion, Internet (consumer and business) services expansion and wireless services; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new initiatives; and local conditions and obstacles;
     - Uncertainties inherent in new business strategies, new product launches and development plans, including local access services, Internet services, wireless services, digital video services, cable modem services, digital subscriber line services, and transmission services;
     - Rapid technological changes;
     - Development and financing of telecommunication, local access, wireless, Internet and cable networks and services;
     - Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements;
     - Availability of qualified personnel;
     - Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska, and adverse outcomes from regulatory proceedings;
     - Uncertainties in federal military spending levels and military base closures in markets in which we operate;
     - Industry consolidation and mergers;
     - Other risks detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           GCI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                 (Unaudited)
                                                                                  March 31,      December 31,
                            ASSETS                                                  2001             2000
---------------------------------------------------------------------------    --------------- ----------------
                                                                                    (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                $       7,366            5,962
                                                                               --------------- ----------------

    Receivables:
        Trade                                                                       46,691           49,872
        Employee                                                                       462              378
                                                                               --------------- ----------------
                                                                                    47,153           50,250
        Less allowance for doubtful receivables                                      3,408            2,864
                                                                               --------------- ----------------
           Net receivables                                                          43,745           47,386
                                                                               --------------- ----------------

    Prepaid and other current assets                                                 2,413            2,505
    Deferred income taxes, net                                                       3,547            3,221
    Inventories                                                                      5,910            5,717
    Property held for sale                                                             ---           10,877
    Notes receivable with related parties                                              257              241
                                                                               --------------- ----------------
           Total current assets                                                     63,238           75,909
                                                                               --------------- ----------------

Property and equipment in service, net of depreciation                             347,526          347,802
Construction in progress                                                            12,129            8,097
                                                                               --------------- ----------------
           Net property and equipment                                              359,655          355,899
                                                                               --------------- ----------------

Cable franchise agreements, net of amortization of $22,800,000 and $21,509,000
   at March 31, 2001 and December 31, 2000, respectively                           184,085          184,983
Goodwill, net of amortization of $6,267,000 and $5,952,000 at March 31,
   2001 and December 31, 2000, respectively                                         39,686           40,002
Other intangible assets, net of amortization of $880,000 and $729,000 at
   March 31, 2001 and December 31, 2000, respectively                                4,443            3,936
Property held for sale                                                               1,550            1,550
Deferred loan and senior notes costs, net of amortization of $4,509,000
   and $4,166,000 at March 31, 2001 and December 31, 2000, respectively              8,059            8,402
Notes receivable with related parties                                                3,289            3,235
Other assets, at cost, net of amortization of $64,000 and $63,000 at March
   31, 2001 and December 31, 2000, respectively                                      9,470            5,091
                                                                               --------------- ----------------
           Total other assets                                                      250,582          247,199
                                                                               --------------- ----------------
           Total assets                                                      $     673,475          679,007
                                                                               =============== ================

See accompanying notes to interim condensed consolidated financial statements.

                                       5                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                                                                 (Unaudited)
                                                                                  March 31,      December 31,
             LIABILITIES AND STOCKHOLDER'S EQUITY                                   2001             2000
--------------------------------------------------------------------------    ---------------- ----------------
                                                                                   (Amounts in thousands)
Current liabilities:
  Current maturities of obligations under capital leases                    $        1,547            1,600
  Accounts payable                                                                  29,766           29,094
  Accrued interest                                                                   5,065            9,256
  Accrued payroll and payroll related obligations                                   11,042           10,385
  Deferred revenue                                                                   9,985            9,477
  Accrued liabilities                                                                4,271            4,134
  Due to related party                                                               2,107            1,569
  Subscriber deposits and other current liabilities                                  1,307            1,362
                                                                              ---------------- ----------------
        Total current liabilities                                                   65,090           66,877

Long-term debt, excluding current maturities                                       322,753          334,400
Obligations under capital leases, excluding current maturities                      46,506           46,882
Obligations under capital leases due to related party, excluding
  current maturities                                                                   203              214
Deferred income taxes, net of deferred income tax benefit                           23,973           22,057
Other liabilities                                                                    4,176            3,755
                                                                              ---------------- ----------------
        Total liabilities                                                          462,701          474,185
                                                                              ---------------- ----------------

Stockholder's equity:
  Class A common stock.  Authorized 10,000 shares; issued and outstanding
     100 shares at March 31, 2001 and December 31, 2000                            206,622          206,622
  Paid-in capital                                                                   33,470           29,941
  Retained deficit                                                                 (29,318)         (31,741)
                                                                              ---------------- ----------------
        Total stockholder's equity                                                 210,774          204,822
  Commitments and contingencies
                                                                              ---------------- ----------------
        Total liabilities and stockholder's equity                          $      673,475          679,007
                                                                              ================ ================
See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            (Unaudited)
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                        2001            2000
                                                                                   -------------- --------------
                                                                                      (Amounts in thousands,
                                                                                     except per share amounts)
    Revenues                                                                     $     96,917          68,277

    Cost of sales and services                                                         42,086          29,658
    Selling, general and administrative expenses                                       27,850          24,654
    Depreciation and amortization expense                                              13,939          13,088
                                                                                   -------------- --------------
            Operating income                                                           13,042             877
                                                                                   -------------- --------------

    Interest expense                                                                    8,883          10,014
    Interest income                                                                       163             175
                                                                                   -------------- --------------
      Interest expense, net                                                             8,720           9,839
                                                                                   -------------- --------------

            Net income (loss) before income taxes                                       4,322          (8,962)

    Income tax (expense) benefit                                                       (1,899)          3,464
                                                                                   -------------- --------------

            Net income (loss)                                                    $      2,423          (5,498)
                                                                                   ============== ==============

    Basic and diluted income (loss) per common share                             $     24,230         (54,980)
                                                                                   ============== ==============

    See accompanying notes to interim condensed consolidated financial statements.

                                                  GCI, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                          THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                            Shares of
(Unaudited)                                              Class A Common    Class A Common     Paid-in          Retained
(Amounts in thousands)                                        Stock            Stock          Capital          Deficit
                                                         -----------------------------------------------------------------
Balances at December, 1999                                     100           $ 206,622         25,503          (18,507)
Net loss                                                       ---                 ---            ---           (5,498)
Contribution from General Communication, Inc.                  ---                 ---          2,755              ---
                                                         -----------------------------------------------------------------
Balances at March 31, 2000                                     100           $ 206,622         28,258          (24,005)
                                                         =================================================================

Balances at December 31, 2000                                  100           $ 206,622         29,941          (31,741)
Net income                                                     ---                 ---            ---            2,423
Contribution from General Communication, Inc.                  ---                 ---          3,529              ---
                                                         -----------------------------------------------------------------
Balances at March 31, 2001                                     100           $ 206,622         33,470          (29,318)
                                                         =================================================================

See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             (Unaudited)
                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                         2001           2000
                                                                                    -------------- --------------
                                                                                      (Amounts in thousands)
        Operating activities:
          Net income (loss)                                                       $      2,423         (5,498)
            Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Depreciation and amortization                                           13,939         13,088
                Amortization charged to selling, general and administrative                  9            323
                Deferred income tax (benefit) expense                                    1,899         (3,464)
                Non-cash cost of sale                                                   10,877            ---
                Deferred compensation and compensatory stock options                       242            165
                Bad debt expense, net of write-offs                                        544            323
                Employee Stock Purchase Plan expense funded with issuance of
                  General Communication, Inc.  Class A common stock                        ---            704
                Write-off of capitalized interest                                          ---          1,955
                Other noncash income and expense items                                     (84)           (62)
                Change in operating assets and liabilities                               1,393          1,178
                                                                                    -------------- --------------
                  Net cash provided by operating activities                             31,242          8,712
                                                                                    -------------- --------------

        Investing activities:
          Purchases of property and equipment                                          (13,522)        (9,685)
          Advances and billings to Kanas Telecom, Inc.                                  (2,716)           ---
          Purchases of property held for sale                                              ---         (1,550)
          Payment of deposit                                                            (1,200)           ---
          Purchases of other assets                                                       (796)          (129)
          Notes receivable issued to related parties                                      (121)          (735)
          Payments received on notes receivable with related parties                       146            600
                                                                                    -------------- --------------
                  Net cash used in investing activities                                (18,209)       (11,499)
                                                                                    -------------- --------------

        Financing activities:
          Repayments of long-term borrowings and capital lease obligations             (12,140)          (138)
          Payment of debt issuance costs                                                   ---           (333)
          Increase in due to related party                                                 538            ---
          Cash contribution (to) from General Communication, Inc.                          (27)            81
                                                                                    -------------- --------------
                  Net cash used by financing activities                                (11,629)          (390)
                                                                                    -------------- --------------
                  Net increase (decrease) in cash and cash equivalents                   1,404         (3,177)

                  Cash and cash equivalents at beginning of period                       5,962         13,734
                                                                                    -------------- --------------
                  Cash and cash equivalents at end of period                      $      7,366         10,557
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

       (a)  Business
            GCI, Inc. and its direct and indirect subsidiaries offer the following services:
            - Long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries
            -  Cable television services throughout Alaska
            - Facilities-based competitive local access services in Anchorage, Alaska
            -  Internet access services
            -  Termination of traffic in Alaska for certain common carriers
            -  Private line services
            -  Managed services to certain commercial customers
            - Sales and service of dedicated communications systems and related equipment
            - Private network point-to-point data and voice transmission services between Alaska and the western contiguous United States
            - Lease and sell capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

       (b)  Principles of Consolidation
            The consolidated financial statements include the accounts of GCI, Inc., GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI Cable, Inc. and GCI Transport Co., Inc., GCI Communication Corp.'s wholly-owned subsidiary Potter View Development Co., Inc., GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Satellite Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Co., Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Co., Inc.'s wholly-owned partnership Alaska United Fiber System Partnership ("Alaska United").

       (c)  Net Income (Loss) Per Common Share

            Shares used to calculate net income (loss) per common share consist the following:
                                                                                Three Months Ended
                                                                                     March 31,
                                                                                2001           2000
                                                                            -----------    -----------
                     Weighted average common shares outstanding                  100            100
                     Common equivalent shares outstanding                        ---            ---
                                                                            -----------    -----------
                                                                                 100            100
                                                                            ===========    ===========

            Basic and diluted income (loss) per share calculations for the three-month periods ended March 31, 2001 and 2000 are based on GCI, Inc.'s weighted average outstanding shares of common


                                       10                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

            stock which are not publicly traded. GCI, Inc. has no outstanding common stock equivalents or weighted average shares associated with outstanding stock options.

       (e) Accounting for Derivative Instruments and Hedging Activities Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Effective January 3, 2001, we entered into an interest rate swap agreement to convert $50 million of 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points. The interest rate swap terms mirror the underlying fixed rate debt, except the interest rate swap may be called at no cost by the issuer on August 1, 2002. Under SFAS No. 133, the interest rate swap is accounted for as a fair value hedge. We entered into the transaction to take advantage of the decline in interest rates. As of March 31, 2001, the amount of change in the fair value of debt that does not perfectly off-set the change in the fair value of the interest rate swap is approximately $30,000.

       (f)  Reclassifications
            Reclassifications have been made to the 2000 financial statements to make them comparable with the 2001 presentation.

       (g)  Other
            The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.


                                       11                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(2)    Consolidated Statements of Cash Flows Supplemental Disclosures

       Changes in operating assets and liabilities consist of (amounts in thousands):
             Three-month periods ended March 31,                                           2001          2000
                                                                                       ------------- ------------
              Decrease in receivables                                                $     3,100         5,540
              Decrease in prepaid and other current assets                                    96            74
              (Increase) decrease in inventory                                              (193)          564
              Increase (decrease) in accounts payable                                        672          (356)
              Increase in accrued liabilities                                                824           225
              Increase (decrease) in accrued payroll and payroll related obligations         657          (656)
              Decrease in accrued interest                                                (4,191)       (4,405)
              Increase (decrease) in subscriber deposits and other current
                  liabilities                                                                (55)          343
              Increase (decrease) in deferred revenues                                       490          (318)
              Increase (decrease) in components of other long-term liabilities                (7)          167
                                                                                       ------------- ------------
                                                                                     $     1,393         1,178
                                                                                       ============= ============

       We paid no income taxes and received no income tax refunds during the three-month periods ended March 31, 2001 and 2000.

       We paid interest totalling approximately $13,074,000 and $13,265,000 during the three-month periods ended March 31, 2001 and 2000, respectively.

       We recorded $309,000 and $182,000 during the three months ended March 31, 2001 and 2000, respectively, in contributions from GCI in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

       During the three months ended March 31, 2000 we funded the employer matching portion of Employee Stock Purchase Plan contributions by GCI's issuance of its Class A common stock valued at $704,000. We purchased such shares on the open market during the three months ended March 31, 2001.

       We financed the purchase of satellite transponder capacity pursuant to a long-term capital lease arrangement with a leasing company during the three month period ended March 31, 2000 at a cost of $48.2 million.

       Effective March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc. The seller received 238,199 unregistered shares of GCI Class A common stock with a future payment in additional shares contingent upon certain conditions.

  (3)  Fiber Capacity Sale
       During the three-month period ending March 31, 2001 we completed a $19.5 million sale of long-haul capacity in the Alaska United undersea fiber optic cable system ("fiber capacity sale") in a cash transaction. The sale included both capacity within Alaska, and between Alaska and the lower 48 states. We used the proceeds from the fiber capacity sale to repay $11.7 million of the Fiber Facility debt and to fund capital expenditures and working capital.


                                       12                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

  (4)  Industry Segments Data
       Our reportable segments are business units that offer different products. The reportable segments are each managed separately because they manage and offer distinct products with different production and delivery processes.

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

         Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 31 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. We offer digital cable television services in Anchorage and Fairbanks and retail cable modem service (through our Internet services segment) in Anchorage, Fairbanks, Juneau and Valdez. We plan to provide cable modem service in the Kenai-Soldotna area in 2002. We plan to expand our product offerings as plant upgrades are completed in other communities in Alaska.

         Local access services. We offer facilities based competitive local exchange services in Anchorage and plan to provide similar competitive local exchange services in Fairbanks during 2001 and Juneau during 2002.

         Internet services. We offer wholesale and retail Internet services. We offer cable modem service in Anchorage, Fairbanks, Juneau and Valdez and plan to provide cable modem service in the Kenai-Soldotna area in 2002. Our undersea fiber optic cable allows us to offer enhanced services with high-bandwidth requirements.

       Included in the "Other" segment in the tables that follow are our managed services, product sales, cellular telephone services, and management services for Kanas Telecom, Inc. ("Kanas"), a related party company that owns and operates a fiber optic cable system constructed along the trans-Alaska oil pipeline corridor extending from Prudhoe Bay to Valdez, Alaska. None of these business units have ever met the quantitative thresholds for determining reportable segments. Also included in the Other segment are corporate related expenses including marketing, customer service, management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses. In 2001 the Other segment includes revenues and costs associated with a sale of undersea fiber optic cable system capacity.

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


                                       13                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Summarized financial information for our reportable segments for the three month periods ended March 31, 2001 and 2000 follows (amounts in thousands):
                                                       Long-                    Local
                                                      Distance     Cable        Access     Internet
                                                      Services    Services     Services    Services     Other      Total
                                                   ------------------------------------------------------------------------
                              2001
              Revenues:
                Intersegment                       $     4,835         377       1,635       1,210         203      8,260
                External                                46,236      18,046       5,958       2,619      24,058     96,917
                                                   ------------------------------------------------------------------------
                   Total revenues                  $    51,071      18,423       7,593       3,829      24,261    105,177
                                                   ========================================================================

              Earnings (loss) from operations
                before depreciation,
                amortization, net interest
                expense and income taxes           $    18,884       9,210       2,079      (2,263)       (697)    27,213
                                                   ========================================================================

              Operating income (loss)              $    14,737       5,760       1,272      (2,876)     (5,619)    13,274
                                                   ========================================================================

                              2000
              Revenues:
                Intersegment                       $     2,608         368       1,500         546         ---      5,022
                External                                43,620      15,930       4,520       1,713       2,494     68,277
                                                   ------------------------------------------------------------------------
                   Total revenues                  $    46,228      16,298       6,020       2,259       2,494     73,299
                                                   ========================================================================

              Earnings (loss) from operations
                before depreciation,
                amortization, net interest
                expense and income taxes           $    16,236       7,796         656      (2,375)     (8,294)    14,019
                                                   ========================================================================

              Operating income (loss)              $    11,248       3,161      (1,090)     (2,777)     (9,611)       931
                                                   ========================================================================

       A reconciliation of total segment revenues to consolidated revenues follows:
                 Quarters ended March 31,                                           2001           2000
                                                                                ------------- --------------
                 Total segment revenues                                         $  105,177         73,299
                 Less intersegment revenues eliminated in consolidation             (8,260)        (5,022)
                                                                                ------------- --------------
                      Consolidated revenues                                     $   96,917         68,277
                                                                                ============= ==============


                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of total segment earnings from operations before depreciation, amortization, net interest expense and income taxes to consolidated net income (loss) before income taxes follows:
                 Quarters ended March 31,                                            2001           2000
                                                                               -------------- --------------
                 Total segment earnings from operations before
                   depreciation, amortization, net interest expense and
                   income taxes                                                $    27,213         14,019
                 Less intersegment contribution eliminated in consolidation           (232)           (54)
                                                                               -------------- --------------
                      Consolidated earnings from operations before
                        depreciation, amortization, net interest expense
                        and income taxes                                            26,981         13,965
                 Depreciation and amortization                                      13,939         13,088
                                                                               -------------- --------------
                      Consolidated operating income                                 13,042            877
                 Interest expense, net                                               8,720          9,839
                                                                               -------------- --------------
                      Consolidated net income (loss) before income taxes       $     4,322         (8,962)
                                                                               ============== ==============

       A reconciliation of total segment operating income to consolidated net income (loss) before income taxes follows:
                 Quarters ended March 31,                                            2001           2000
                                                                               -------------- -------------
                 Total segment operating income                                $    13,274           931
                 Less intersegment contribution eliminated in consolidation           (232)          (54)
                                                                               -------------- -------------
                      Consolidated operating income                                 13,042           877
                 Interest expense, net                                               8,720         9,839
                                                                               -------------- -------------
                      Consolidated net income (loss) before income taxes       $     4,322        (8,962)
                                                                               ============== =============

  (5)  Commitments and Contingencies

       Acquisition
       We have agreed to acquire from WorldCom, a related party, its 85% controlling interest in Kanas, which owns the 800-mile fiber optic cable system that extends from Prudhoe Bay, Alaska to Valdez, Alaska via Fairbanks. Under terms of the agreement, GCI will issue to WorldCom shares of a new series of GCI Class C preferred stock valued at $10 million. The stock will be convertible at $12 per share into GCI Class A common stock. The new series will be non-voting and pays a 6% per annum quarterly cash dividend. The corporation owning the fiber optic system will be operated as GCI Fiber Communication Co., Inc. We expect regulatory approval of this acquisition during the second quarter of 2001. We have agreed to manage the operations of Kanas and to fund its operations and working capital requirements prior to closing. The acquisition is contingent upon certain conditions precedent to closing.

        At March 31, 2001 we have made advances to and provided services to Kanas totalling approximately $6.3 million which are classified as Other Assets.


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

       Litigation and Disputes
       We are routinely involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time the resolution of them to have a material adverse effect on our financial position, results of operations or our liquidity.

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

Overview
We have experienced significant growth in recent years through strategic acquisitions, deploying new business lines and expansion of our existing businesses. We have historically met our cash needs for operations and maintenance capital expenditures through our cash flows from operating activities. Cash requirements for acquisitions and other capital expenditures have been provided largely through our financing activities.

Long-Distance Services
During the first quarter of 2001 long-distance services revenue represented 47.7% of consolidated revenues. Our provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally WorldCom and Sprint), and provision of private line and leased dedicated capacity services accounted for 95.1% of our total long-distance services revenues during the first quarter of 2001. Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers, usage volumes expressed as minutes of use, and the number of private line and leased dedicated service products in use.

Revenues from private line and other data services sales increased 44.5% to $9.3 million during the first quarter of 2001 as compared to the first quarter of 2000 due primarily to increasing demand for our data services by commercial and governmental customers.

We introduced a broadband product offering to hospitals and health clinics in 2000, supplementing broadband revenues derived from our SchoolAccess(TM) offering to rural school districts. Total broadband revenues increased 60.8% to $2.6 million during the first quarter of 2001 as compared to the first quarter of 2000. We will provide SchoolAccess(TM) services to nine school districts in Arizona and New Mexico beginning July 2001.

Our long-distance cost of sales and services has consisted principally of direct costs of providing services, including local access charges paid to Local Exchange Carriers ("LECs") for originating and terminating long-distance calls in Alaska, and fees paid to other long-distance carriers to carry calls terminating in areas not served by our network (principally the lower 49 states, most of which calls are carried over WorldCom's network, and international locations, which calls are carried principally over Sprint's network). During the first quarter of 2001, local access charges accounted for 68.5% of long-distance cost of sales and services, fees paid to other long-distance carriers represented 25.3%, satellite transponder lease and undersea fiber maintenance costs represented 3.4%, and other costs represented 2.8% of long-distance cost of sales and services.

Our long-distance selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance selling, general, and administrative expenses, 37.1% during the first quarter of 2001, represents operating and engineering costs.

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Revenues derived from other common carriers increased 7.6% to $17.9 million during the first quarter of 2001 as compared to the first quarter of 2000. The average rate charged other common carriers increased 13.2% due to a certain category of wholesale minutes no longer carried for such customers. The increase in the average rate was off-set by a 5.0% decrease in the total minutes carried for such customers. In conjunction with our intent to purchase a controlling interest in Kanas (see note 5 to the accompanying Notes to Interim Condensed Consolidated Financial Statements) we negotiated a contract amendment with WorldCom in March 2001. The amendment extends the contract term for five years to March 2006 and reduces the rate to be charged by us for certain WorldCom traffic over the extended term of the contract. The Sprint contract was also amended in March 2001 extending its term two years to March 2004 with two one-year automatic extensions to March 2006. The amendment reduces the rate to be charged by us for certain Sprint traffic over the extended term of the contract.

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

Cable Services
During the first quarter of 2001, cable television revenues represented 18.6% of consolidated revenues. The cable systems serve 31 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

On March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc., with approximately 1,000 subscribers in Fairbanks and North Pole, Alaska. We expect annual revenues associated with this transaction to reach $675,000 to $700,000.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; (3) advertising sales; and (4) cable modem services (shared with our Internet services segment). During the first quarter of 2001 programming services generated 81.1% of total cable services revenues, equipment rental and installation fees accounted for 9.8% of such revenues, cable modem services accounted for 5.3% of such revenues, advertising sales accounted for 2.7% of such revenues, and other services accounted for the remaining 1.1% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, and revenues generated from new product offerings.

The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising and equipment rental expense. During the first quarter of 2001 programming and copyright expenses represented 49.4% of total cable cost of sales and selling, general and administrative expenses, and general and administrative costs represented 42.8% of such total. Marketing and advertising costs represented approximately 7.8% of such total expenses.

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

Local Access Services
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Local exchange services revenues totaled $6.0 million in the first quarter of 2001 representing 6.2% of consolidated revenues. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services and the number and type of additional premium features selected.

Local access cost of sales represented approximately 51.9% of total local access services cost of sales and selling, general and administrative expenses during the first quarter of 2001. General and administrative and customer service costs represented approximately 37.6% of such total expenses, marketing and advertising costs represented approximately 8.5% of such total expenses, and operating and engineering expenses represented approximately 2.0% of such total expenses.

Our local access services segment faces significant competition in Anchorage from the ILEC Alaska Communications Systems, Inc. ("ACS") and AT&T Alascom, Inc. We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

Internet Services
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) cable modem services (a portion of cable modem revenue is also recognized by our cable services segment). Internet services segment revenues totaled $2.6 million representing 2.7% of total revenues in the first quarter of 2001. The primary factors that contribute to year-to-year changes in Internet services revenues are the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, and the number and type of additional premium features selected.

Operating and general and administrative expenses represented approximately 45.8% of total Internet services cost of sales and selling, general and administrative expenses during the first quarter of 2001. Internet cost of sales represented approximately 38.3% of such total expenses and marketing and advertising represented approximately 15.9% of such total expenses.

Marketing campaigns continue to be deployed targeting residential and commercial customers featuring bundled Internet products. Our Internet offerings are coupled with our long-distance and local access services offerings and provide free basic Internet services or discounted premium Internet services if certain long-distance or local access services plans are selected. Value-added premium Internet features are available for additional charges.

We compete with a number of Internet service providers in our markets. We believe our approach to developing, pricing, and providing Internet services allows us to be competitive in providing those services.

Other Services and Other Expenses
Telecommunications services revenues reported in the Other segment as described in note 4 in the accompanying Notes to Interim Condensed Consolidated Financial Statements include sales of undersea fiber optic system capacity (see below), corporate network management contracts, telecommunications equipment sales and service, management services for Kanas, and other miscellaneous revenues (including revenues from cellular resale services, prepaid and debit calling card sales, and installation and leasing of customer's very small aperture terminal ("VSAT") equipment).

During the first quarter of 2001 we completed a $19.5 million fiber capacity sale in a cash transaction.

Other services segment revenues represented 24.8% of total revenues in 2001 and included the fiber capacity sale described above, network solutions and outsourcing revenues totalling $3.6 million, communications equipment sales, cellular resale and other revenues totalling $1.0 million.

Depreciation, amortization and net interest expense on a consolidated basis decreased $268,000 in the first quarter of 2001 as compared to 2000 resulting primarily from decreased interest rates on variable rate debt, decreased average outstanding long-term debt balances, a $2.0 million charge to interest expense in 2000 to write-off previously capitalized interest expense, and a $1.7 million charge to depreciation expense in 2000 resulting from a change in the estimated remaining lives of assets that were replaced. The decrease was partially off-set by increased average outstanding capital lease obligation balances and additional depreciation on 2000 and 2001 capital expenditures.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:

(Underlying data rounded to the nearest thousands)
                                                                                       Percentage
                                                              Three Months Ended         Change
                                                                   March 31,            2001 vs.
              (Unaudited)                                       2001        2000          2000
                                                                ----        ----          ----
              Statement of Operations Data:
              Revenues
                  Long-distance services                        47.7%       63.9%          6.0%
                  Cable services                                18.6%       23.3%         13.3%
                  Local access services                          6.1%        6.6%         31.8%
                  Internet services                              2.7%        2.5%         52.9%
                  Other services                                24.9%        3.7%        864.6%
                                                           -----------------------------------------
                     Total revenues                            100.0%      100.0%         41.9%
              Cost of sales and services                        43.4%       43.4%         41.9%
              Selling, general and administrative
                expenses                                        28.7%       36.1%         13.0%
              Depreciation and amortization                     14.4%       19.2%          6.5%
                                                           -----------------------------------------
                     Operating income                           13.5%        1.3%      1,387.1%
                     Net income (loss) before income
                       taxes                                     4.5%      (13.1%)       148.2%
                     Net income (loss)                           2.5%       (8.1%)       144.1%

              Other Operating Data (1):
              Cable operating income (2)                        31.9%       11.9%         82.2%
              Local operating income (loss) (3)                 21.3%      (64.4%)       216.7%
              Internet operating loss (4)                     (109.8%)     (89.6%)        (3.6%)

   --------------------------
(1)      Includes customer service, marketing and advertising costs.
(2)      Computed as a percentage of total cable services revenues.
(3)      Computed as a percentage of total local access services revenues.
(4)      Computed as a percentage of total Internet services revenues.

THREE MONTHS ENDED MARCH 31, 2001 ("2001") COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 ("2000")

Revenues
Total revenues increased 41.9% from $68.3 million in 2000 to $96.9 million in 2001. Excluding the fiber optic cable capacity sale in 2001 as previously described, total revenues increased 13.3%.

Long-distance revenues from residential, commercial, governmental, and other common carrier customers increased 6.0% to $46.2 million in 2001. The increase was largely due to the following:

   - An increase of 44.5% in private line and private network transmission services revenues to $9.3 million in 2001 due to an increased number of leased circuits in service,

   - An increase of 7.6% in revenues from other common carriers (principally WorldCom and Sprint) to $17.9 million in 2001, and
   - An increase of 60.8% to $2.6 million in 2001 revenues from our SchoolAccess(TM) offering to rural school districts and our packaged telecommunications offering to rural hospitals and health clinics. Our SchoolAccess(TM) product was provided to 154 schools at March 31, 2001, a 4.8% increase from March 31, 2000.

Long-distance revenue increases were offset by the following:

   - A decrease of 5.3% in total minutes of use to 241.6 million minutes primarily due to a certain category of wholesale minutes no longer carried for other common carriers,
   - A 5.7% decrease in our average rate per minute on long-distance traffic to $0.117 per minute in 2001 attributed to our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our long-distance competitors reducing their rates, off-set by an increase in the average rate per minute on minutes carried for other common carriers due to a certain category of wholesale minutes no longer carried, and
   - A decrease of 5.0% in the number of active residential, small business and commercial customers billed to 87,400 at March 31, 2001 primarily due to a competitor's offering allowing customers to place unlimited intrastate and interstate calls for a flat monthly fee. The competitor announced March 29, 2001 that it will discontinue the unlimited minutes offering.

Cable revenues increased 13.3% to $18.0 million in 2001. Programming services revenues increased 6.3% to $14.6 million in 2001 resulting from an increase of approximately 3,500 basic subscribers served to approximately 121,000 (of which approximately 1,000 basic subscribers were acquired from G.C. Cablevision, Inc. on March 31, 2001), an increase of $0.82 or 1.7% in average gross revenue per average basic subscriber per month due to rate increases in several cable systems in February 2001, and increased pay-per-view, premium, and digital service revenues. New facility construction efforts in 2000 resulted in approximately 2,400 additional homes passed which contributed to additional subscribers and revenues in 2001. Digital subscriber counts increased 137.3% to 17,300 at March 31, 2001 as compared to March 31, 2000. The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $600,000 to $1.0 million in 2001.

Local access services revenues increased 31.8% in 2001 to $6.0 million. At March 31, 2001 approximately 65,000 lines were in service and approximately 700 additional lines were awaiting connection as compared to approximately 50,000 lines in service and approximately 1,700 additional lines awaiting connection at March 31, 2000.

Internet services revenues increased 52.9% to $2.6 million in 2001 primarily due to growth in the average number of customers served. We had approximately 65,000 active residential, commercial and small business retail dial-up Internet subscribers at March 31, 2001 as compared to approximately 56,000 at March 31, 2000. We had approximately 18,500 active residential, commercial and small business retail cable modem subscribers at March 31, 2001 as compared to approximately 8,700 at March 31, 2000.

The increase in other services revenues from $2.5 million in 2000 to $24.1 million in 2001 is primarily due to the $19.5 million fiber capacity sale in 2001 as previously described and increased revenues from management services provided to Kanas.

Cost of Sales and Services
Cost of sales and services totaled $42.1 million in 2001 and $29.7 million in 2000. As a percentage of total revenues, cost of sales and services were 43.4% in 2001 and 2000. Excluding the fiber capacity sale in 2001, cost of sales and services as a percentage of total revenues decreased from 43.4% in 2000 to 40.3% in 2001.

Long-distance cost of sales and services decreased from $19.9 million in 2000 to $18.2 million in 2001. Long-distance cost of sales as a percentage of long-distance revenues decreased from 45.7% in 2000 to 39.4% in 2001 primarily due to the effect of reassigning traffic carried by satellite transponders and fiber optic cable from leased to owned capacity and reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. Offsetting the 2001 decrease as compared to 2000 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect cost savings to occur when traffic carried on our own facilities grows.

Cable cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 26.9% in 2000 to 27.4% in 2001. Cable services rate increases did not keep pace with increases in programming costs in 2001. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 2000 and 2001.

Local access services cost of sales and services as a percentage of local access services revenues decreased from 53.5% in 2000 to 52.7% in 2001 primarily due to the fluctuations in cost of sales and services as a percentage of revenues inherent in this segment as it develops.

Internet services cost of sales and services increased 8.4% to $1.2 million in 2001. Internet services costs of sales as a percentage of Internet services revenues totaled 62.6% and 44.4% in 2000 and 2001, respectively. The Internet services costs of sales decrease as a percentage of Internet services revenues is primarily due to a $1.1 million increase in Internet's portion of cable modem revenue which generally has higher margins than do other Internet products. As Internet revenues increase, economies of scale and more efficient network utilization result in reduced Internet cost of sales and services as a percentage of Internet revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 13.0% to $27.9 million in 2001 and, as a percentage of total revenues, decreased from 36.1% in 2000 to 28.7% in 2001. Excluding the fiber capacity sale in 2001, selling, general and administrative expenses, as a percentage of total revenues, decreased from 36.1% in 2000 to 34.3% in 2001.

Depreciation and Amortization
Depreciation and amortization expense increased 6.5% to $13.9 million in 2001. The increase is attributable to our $48.9 million investment in equipment and facilities placed into service during 2000 for which a full year of depreciation will be recorded during the year ended December 31, 2001, the acquisition of a $48.2 million satellite transponder asset for which depreciation began in second quarter 2000, and the $13.5 million investment in other equipment and facilities during the first quarter of 2001 for which a partial year of depreciation will be recorded during 2001. Additionally, $1.7 million was charged to depreciation expense in 2000 resulting from a change in the estimated remaining lives of assets that were replaced.

Interest Expense, Net
Interest expense, net of interest income, decreased 11.4% to $8.7 million in 2001. This decrease resulted primarily from a $2.0 million charge to interest expense in 2000 to write-off previously capitalized interest expense, decreased interest rates in 2001 on our variable rate debt, the effect of an interest rate swap agreement described below, and decreased average outstanding long-term debt balances. Partially offsetting these decreases was an increase in our average outstanding capital lease obligation balances resulting from the lease of satellite transponder capacity.

On January 3, 2001 we entered into an interest rate swap agreement to convert $50 million in 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points. The differential to be paid or received is recorded as an increase or decrease in interest expense in the consolidated statements of operations in the period in which it is recognized. The agreement extends through August 1, 2007 and is cancelable at the option of the counterparty beginning August 1, 2002. We are exposed to credit losses from counterparty nonperformance, but do not anticipate any such losses from our agreement.

Income Tax Benefit (Expense)
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussions of income tax benefit and net operating loss carryforwards reflect the consolidated group's activity and balances.

Income tax benefit (expense) was $3.5 million in 2000 and ($1.9) million in 2001. The change was due to net income before income taxes in 2001 as compared to net loss before income taxes in 2000. Our effective income tax rate increased from 38.7% in 2000 to 43.9% in 2001 due to the effect of items that are nondeductible for income tax purposes.

At March 31, 2001, we have (1) tax net operating loss carryforwards of approximately $101.0 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.5 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We estimate that our effective income tax rate for financial statement purposes will be approximately 41% in 2001.

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2001 and 2000:
                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                       First         Second       Third       Fourth        Total
                                                       Quarter       Quarter     Quarter     Quarter         Year
                                                      -------------------------------------------------------------
     2001
     ----
     Revenues:
       Long-distance services                        $    46,236                                           46,236
       Cable services                                     18,046                                           18,046
       Local access services                               5,958                                            5,958
       Internet services                                   2,619                                            2,619
       Other services                                     24,058                                           24,058
                                                      -------------------------------------------------------------
          Total revenues                                  96,917                                           96,917
     Operating income                                     13,042                                           13,042
     Net loss before income taxes                          4,322                                            4,322
     Net income                                            2,423                                            2,423
     Basic and diluted net income per common
       share                                              24,230                                           24,230

     2000
     ----
     Revenues:
       Long-distance services                        $    43,620      44,855      48,185     46,016       182,676
       Cable services                                     15,930      16,660      16,708     18,600        67,898
       Local access services                               4,520       4,789       5,236      5,660        20,205
       Internet services                                   1,713       2,018       2,188      2,506         8,425
       Other services                                      2,494       3,104       3,589      4,214        13,401
                                                      -------------------------------------------------------------
          Total revenues                                  68,277      71,426      75,906     76,996       292,605
     Operating income                                        877       3,550       5,610      5,966        16,003
     Net loss before income taxes                         (8,962)     (5,665)     (3,954)    (3,068)      (21,649)
     Net loss                                             (5,498)     (3,526)     (2,352)    (1,858)      (13,234)
     Basic and diluted net loss per common
       share                                             (54,980)    (35,260)    (23,520)   (18,580)     (132,340)

Revenues
Total revenues for the quarter ended March 31, 2001 ("first quarter") were $96.9 million, representing a 25.9% increase from $77.0 million for the quarter ended December 31, 2000 ("fourth quarter"). Excluding the first quarter fiber capacity sale, total revenues increased 0.5%.

Cost Of Sales and Services
Cost of sales and services increased from $30.5 million in the fourth quarter to $42.1 million in the first quarter. As a percentage of revenues, first and fourth quarter cost of sales and services totaled 43.4% and 39.6%, respectively. Excluding the fiber capacity sale in first quarter, cost of sales and services increased to 40.3% as a percentage of revenues in first quarter. The increase is due to a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us, and increased programming costs for cable products without a corresponding revenue increase. Off-setting the first quarter increase is the effect of reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. We expect cost savings to continue as traffic carried on our own facilities grows.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $400,000 in the first quarter as compared to the fourth quarter. As a percentage of revenues, first quarter selling, general and administrative expenses were 28.7% as compared to 35.7% for the fourth quarter. Excluding the fiber capacity sale in the first quarter, selling, general and administrative expenses were 34.3% as a percentage of revenues in the first quarter.

Net Income (Loss)
We reported net income of $2.4 million for the first quarter as compared to a net loss of ($1.9) million for the fourth quarter. The increase is primarily due to the fiber capacity sale in the first quarter.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities totaled $31.2 million in the three-month period ended March 31, 2001 ("2001") as compared to $8.7 million in the three-month period ended March 31, 2000 ("2000"), net of changes in the components of working capital. The increase in 2001 is primarily due to the fiber capacity sale in 2001. Expenditures for property and equipment, including construction in progress, totaled $13.5 million in 2001. Other uses of cash during 2001 included repayment of $12.1 million of long-term borrowings and capital lease obligations, advances to Kanas and payments on Kanas' behalf of approximately $1.2 million (see note 5 to the accompanying Notes to Interim Condensed Consolidated Financial Statements), and payment of a $1.2 million equipment lease deposit.

Receivables decreased $3.1 million from December 31, 2000 to March 31, 2001 primarily due to a decrease in other common carrier trade receivables.

Working capital totaled $255,000 at March 31, 2001, a $10.3 million decrease from working capital of $10.6 million as of December 31, 2000. The decrease is primarily attributed to our use of proceeds from the fiber capacity sale to purchase long-term capital assets and repay long-term debt.

On October 25, 2000 and March 23, 2001 we amended the Holdings $150,000,000 and $50,000,000 credit facilities. The October amendment is contingent upon closing the acquisition of a controlling interest in Kanas (see note 5 to the accompanying Notes to Interim Condensed Consolidated Financial Statements). The amendments contain, among other things, provision for payment of a one-time amendment fee of $192,500, changes in certain financial covenants and ratios, and a limit of $70 million for 2001 capital expenditures (excluding capital expenditures by certain subsidiaries).

Upon the effectiveness of these amendments, Holdings may not permit the ratio of senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 2.50 to 1.0 from October 1, 2000 to September 30, 2003 and must maintain a ratio of annualized operating cash flow to fixed charges of at least 1.0 to 1.0 effective January 1, 2002 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter).

We were in compliance with all loan covenants at March 31, 2001.

Our expenditures for property and equipment, including construction in progress, totaled $13.5 million and $9.7 million during the first quarter of 2001 and 2000, respectively. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, continuing development of our PCS network and upgrades to our cable television plant.

The long-distance, local access, cable, Internet and wireless services industries are experiencing increasing competition and rapid technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive environment and by our ability to fund and implement new technologies. We are unable to determine how competition, technological changes and our net losses (excluding the effect of the fiber capacity sale) will affect our ability to obtain financing.

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources. Should cash flows be insufficient to support additional borrowings, capital expenditures will likely be reduced.

                               The Alaska Economy

We offer voice and data telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. In fiscal 2000 oil revenues were the second largest source of state revenues, following investment income. In fiscal 2001 the state forecasts that Alaska's oil revenues and federal funding will supply 43% and 35% of the state's projected revenues. Investment earning will supply only 0.2% of the state's projected revenues in fiscal 2001 due to the recent decline in stock market investments. All of the federal funding is dedicated for specific purposes, however, leaving oil revenues as the primary funding source of general operating expenditures.

The volume of oil transported by the TransAlaska Oil Pipeline System ("TAPS") over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years and the state forecasts an average of 1.0 million barrels per day in fiscal 2001. The state continues to forecast a temporary reversal of the production rate decline in fiscal 2002-2006 due to new developments at the Alpine, Nanuq, Northstar and Meltwater fields and new Prudhoe Bay satellite production.

Market prices for North Slope oil averaged $30.10 in fiscal 2000 and is forecasted to average $27.61 in fiscal 2001. The state forecasts the average price of North Slope oil to decline to $22.35 in fiscal 2002 and $20.97 in fiscal 2003. The closing price per barrel was $28.00 on April 30, 2001.

The state believes the crude oil demand growth will slow in 2001 and 2002 as the result of slower economic growth and in response to the higher energy prices of the past two years. The state also believes that much of the current volatility in oil prices revolves around the issue of whether or not the Organization of Petroleum Exporting Countries ("OPEC") will take steps to cut back production even more as the market enters the slack period between the end of the winter heating fuel market and the beginning of the summer gasoline-dominated driving market. The production policy of OPEC and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The state of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2005. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The Governor of the state of Alaska and the Alaska Legislature continue to pursue cost cutting and revenue enhancing measures.

Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years. Funds from federal sources of $1.8 billion are expected to be distributed to the state of Alaska for highways and other federally supported projects in fiscal 2001.

Should new oil discoveries or developments not materialize or the price of oil return to its prior depressed levels, the long term trend of continued decline in oil production from the Prudhoe Bay field area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on us, in particular.

The recent increase in residential and commercial natural gas prices and shortages in California, in particular, have resulted in a renewed effort to allow exploration and development in the Arctic National Wildlife Refuge. Additionally, deploying a natural gas pipeline from Alaska's North Slope to the lower 48 states has been proposed to supplement natural gas supplies. The economic viability of a natural gas pipeline improves as the price of natural gas increases and as demand intensifies. Either project could have a positive impact on the state of Alaska's revenues and the Alaska economy.

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


PART I.
ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Senior Holdings Loan carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of March 31, 2001, we have borrowed $82.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $827,000 in additional gross interest cost on an annualized basis.

On January 3, 2001 we entered into an interest rate swap agreement to convert $50 million in 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points. The swap agreement carries interest rate risk. Should the Libor rate change, our interest expense will increase or decrease accordingly. A 1% change in the variable interest rate will change the annualized benefit of the swap by $500,000. As of March 31, 2001, the interest rate spread between the fixed and swapped variable rate is 0.885%, an annualized reduction in interest expense of approximately $442,500. As of May 1, 2001, the interest rate spread between the fixed and swapped variable rate is 2.096%, an annualized reduction in interest expense of approximately $1,048,000.

Our Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 3.0%, or at our choice, the lender's prime rate plus 1.75%. The interest rate will decline to Libor plus 2.5%-2.75%, or at our choice, the lender's prime rate plus 1.25%-1.5% after the project completion date and when the loan balance is $60,000,000 or less. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of March 31, 2001, we have borrowed $60.0 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $600,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of December 31, 2000, we have borrowed $47.3 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $473,000 in additional gross interest cost on an annualized basis.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which we are a party is included in note 5 to the Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                     Exhibit 10.89 - Fifth Amendment to Contract for Alaska
                       Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc., formerly known as MCI Telecommunications Corporation dated August 7, 2000 *

                     Exhibit 10.90 - Sixth Amendment to Contract for Alaska
                       Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc., formerly known as MCI Telecommunications Corporation dated February 14, 2001 *

                     Exhibit 10.91 - Seventh Amendment to Contract for Alaska
                       Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network Services, Inc., formerly known as MCI Telecommunications Corporation dated March 8, 2001 *

                     Exhibit 10.92 - Sixth Amendment to Contract for Alaska
                       Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and Sprint Communications Company L.P. dated March 9, 2001 *

                (b) Reports on Form 8-K filed during the quarter ended March 31, 2001 - None

                ---------------------
                * Filed herewith, certain information has been redacted from this document which we desire to keep undisclosed and a copy of the unredacted document will be filed separately with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GCI, INC.

                 Signature                                     Title                              Date
--------------------------------------      ----------------------------------------      ----------------------

/s/                                         President and Director                             May 10, 2001
--------------------------------------      (Principal Executive Officer)                 ----------------------
Ronald A. Duncan

/s/                                         Vice President and Director                        May 10, 2001
--------------------------------------                                                    ----------------------
G. Wilson Hughes

/s/                                         Secretary, Treasurer and Director                  May 10, 2001
--------------------------------------      (Principal Financial and Accounting           ----------------------
John M. Lowber                              Officer)
