Form 10-Q
period 2001-06-30
GCI INC
filed 2001-08-14
CIK 75679

As filed with the Securities and Exchange Commission on August 14, 2001.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                                                                                    Page No.
                                                                                                    --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of June 30, 2001
                       (unaudited) and December 31, 2000..................................................5

                    Consolidated Statements of Operations for the
                       three and six months ended June 30, 2001
                       (unaudited) and 2000 (unaudited)...................................................7

                    Consolidated Statements of Stockholder's Equity
                       for the six months ended June 30, 2001
                       (unaudited) and 2000 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the six
                       months ended June 30, 2001 (unaudited)
                       and 2000 (unaudited)...............................................................9

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                          GCI, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                                 (Unaudited)
                                                                                   June 30,      December 31,
                            ASSETS                                                   2001            2000
---------------------------------------------------------------------------    --------------- ----------------
                                                                                    (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                $       4,583            5,962
                                                                               --------------- ----------------
    Receivables:
        Trade                                                                       57,063           49,872
        Employee and other                                                             693              378
                                                                               --------------- ----------------
                                                                                    57,756           50,250
        Less allowance for doubtful receivables                                      4,715            2,864
                                                                               --------------- ----------------
           Net receivables                                                          53,041           47,386
                                                                               --------------- ----------------

    Prepaid and other current assets                                                 2,479            2,505
    Deferred income taxes, net                                                       4,664            3,221
    Inventories                                                                      4,736            5,717
    Property held for sale                                                             ---           10,877
    Notes receivable with related parties                                              264              241
                                                                               --------------- ----------------
           Total current assets                                                     69,767           75,909
                                                                               --------------- ----------------

Property and equipment in service, net of depreciation                             375,434          347,802
Construction in progress                                                             7,349            8,097
                                                                               --------------- ----------------
           Net property and equipment                                              382,783          355,899
                                                                               --------------- ----------------

Cable franchise agreements, net of amortization of $24,095,000 and
   $21,509,000 at June 30, 2001 and December 31, 2000, respectively                182,799          184,983
Goodwill, net of amortization of $6,583,000 and $5,952,000 at June 30,
   2001 and December 31, 2000, respectively                                         39,196           40,002
Other intangible assets, net of amortization of $951,000 and $729,000 at
   June 30, 2001 and December 31, 2000, respectively                                 4,126            3,936
Property held for sale                                                               1,555            1,550
Deferred loan and senior notes costs, net of amortization of $4,857,000
   and $4,166,000 at June 30, 2001 and December 31, 2000, respectively               7,792            8,402
Notes receivable with related parties                                                2,722            3,235
Other assets, at cost, net of amortization of $66,000 and $63,000 at June
   30, 2001 and December 31, 2000, respectively                                      3,056            5,091
                                                                               --------------- ----------------
           Total other assets                                                      241,246          247,199
                                                                               --------------- ----------------
           Total assets                                                      $     693,796          679,007
                                                                               =============== ================

See accompanying notes to interim condensed consolidated financial statements.

                                       5                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                                                                 (Unaudited)
                                                                                   June 30,      December 31,
             LIABILITIES AND STOCKHOLDER'S EQUITY                                    2001            2000
--------------------------------------------------------------------------    ---------------- ----------------
                                                                                    (Amounts in thousands)
Current liabilities:
    Current maturities of obligations under capital leases                   $       1,570            1,600
    Accounts payable                                                                31,820           29,094
    Accrued payroll and payroll related obligations                                 11,309           10,385
    Deferred revenue                                                                10,509            9,477
    Accrued interest                                                                 9,681            9,256
    Accrued liabilities                                                              5,459            4,134
    Due to related party                                                             3,564            1,569
    Subscriber deposits and other current liabilities                                1,247            1,362
                                                                              ---------------- ----------------
        Total current liabilities                                                   75,159           66,877

Long-term debt, excluding current maturities                                       322,700          334,400
Obligations under capital leases, excluding current maturities                      46,105           46,882
Obligations under capital leases due to related party, excluding
  current maturities                                                                   179              214
Deferred income taxes, net of deferred income tax benefit                           24,453           22,057
Other liabilities                                                                    4,134            3,755
                                                                              ---------------- ----------------
        Total liabilities                                                          472,730          474,185
                                                                              ---------------- ----------------
Stockholder's equity:
  Class A common stock.  Authorized 10,000 shares; issued and outstanding
   100 shares at June 30, 2001 and December 31, 2000                               206,622          206,622
  Paid-in capital                                                                   43,596           29,941
  Retained deficit                                                                 (29,152)         (31,741)
                                                                              ---------------- ----------------
        Total stockholder's equity                                                 221,066          204,822
  Commitments and contingencies
                                                                              ---------------- ----------------
        Total liabilities and stockholder's equity                           $     693,796          679,007
                                                                              ================ ================
See accompanying notes to interim condensed consolidated financial statements.

                                                GCI, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)                       (Unaudited)
                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                           June 30,
                                                          2001           2000               2001            2000
                                                     -------------- --------------     --------------- --------------
                                                            (Amounts in thousands, except per share amounts)
Revenues                                           $      85,535         71,426            182,452         139,703

Cost of sales and services                                33,831         29,637             75,917          59,295
Selling, general and administrative expenses              29,593         25,733             57,443          50,387
Depreciation and amortization expense                     13,700         12,506             27,639          25,594
                                                     -------------- --------------     --------------- --------------
     Operating income                                      8,411          3,550             21,453           4,427
                                                     -------------- --------------     --------------- --------------

Interest expense                                           8,074          9,398             16,957          19,412
Interest income                                               99            183                262             358
                                                     -------------- --------------     --------------- --------------
     Interest expense, net                                 7,975          9,215             16,695          19,054
                                                     -------------- --------------     --------------- --------------
     Net income (loss) before income taxes                   436         (5,665)             4,758         (14,627)

Income tax (expense) benefit                                (270)         2,139             (2,169)          5,603
                                                     -------------- --------------     --------------- --------------
     Net income (loss)                             $         166         (3,526)             2,589          (9,024)
                                                     ============== ==============     =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                                GCI, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                         SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                            Shares of          Class A
(Unaudited)                                              Class A Common        Common         Paid-in          Retained
(Amounts in thousands)                                        Stock            Stock          Capital          Deficit
                                                         -----------------------------------------------------------------
Balances at December, 1999                                     100           $ 206,622         25,503          (18,507)
Net loss                                                       ---                 ---            ---           (9,024)
Contribution from General Communication, Inc.                  ---                 ---          3,677              ---
                                                         -----------------------------------------------------------------
Balances at June 30, 2000                                      100           $ 206,622         29,180          (27,531)
                                                         =================================================================

Balances at December 31, 2000                                  100           $ 206,622         29,941          (31,741)
Net income                                                     ---                 ---            ---            2,589
Contribution from General Communication, Inc.                  ---                 ---         13,655              ---
                                                         -----------------------------------------------------------------
Balances at June 30, 2001                                      100           $ 206,622         43,596          (29,152)
                                                         =================================================================

See accompanying notes to interim condensed consolidated financial statements.

                                             GCI, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             (Unaudited)
                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                         2001           2000
                                                                                    -------------- --------------
                                                                                      (Amounts in thousands)
        Operating activities:
          Net income (loss)                                                        $     2,589         (9,024)
            Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Depreciation and amortization                                           27,639         25,594
                Amortization charged to selling, general and administrative                 17            495
                Non-cash cost of sale                                                   10,877            ---
                Deferred income tax expense (benefit)                                    2,028         (5,603)
                Bad debt expense, net of write-offs                                      1,851            619
                Deferred compensation and compensatory stock options                       675            376
                Employee Stock Purchase Plan expense funded with issuance of
                  General Communication, Inc.  Class A common stock                        ---          1,391
                Write-off of capitalized interest                                          170          1,955
                Other noncash income and expense items                                      54           (160)
                Change in operating assets and liabilities                                (227)         4,217
                                                                                    -------------- --------------
                  Net cash provided by operating activities                             45,673         19,860
                                                                                    -------------- --------------
        Investing activities:
          Purchases of property and equipment                                          (28,443)       (18,873)
          Advances and billings to Kanas Telecom, Inc.                                  (5,632)           ---
          (Payment) refund of deposit                                                   (1,200)         8,806
          Purchases of property held for sale                                              ---         (1,550)
          Purchases of other assets                                                       (895)          (145)
          Notes receivable issued to related parties                                      (304)          (829)
          Payments received on notes receivable with related parties                       754            582
          Cash received upon acquisition of Kanas Telecom, Inc.                            228            ---
                                                                                    -------------- --------------
                  Net cash used by investing activities                                (35,492)       (12,009)
                                                                                    -------------- --------------
        Financing activities:
          Repayments of long-term borrowings and capital lease obligations             (12,595)       (10,280)
          Payment of debt issuance costs                                                   (81)          (128)
          Cash contribution from General Communication, Inc.                             1,116          1,432
                                                                                    -------------- --------------
                  Net cash used by financing activities                                (11,560)        (8,976)
                                                                                    -------------- --------------

                  Net decrease in cash and cash equivalents                             (1,379)        (1,125)

                  Cash and cash equivalents at beginning of period                       5,962         13,734
                                                                                    -------------- --------------
                  Cash and cash equivalents at end of period                       $     4,583         12,609
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

       Basis of Presentation
       We were incorporated in 1997 to effect the issuance of senior notes. As a wholly owned subsidiary of General Communication, Inc. ("GCI"), we received through our initial capitalization all ownership interests in subsidiaries previously held by GCI.

       (a)   Business
             We offer the following services:
             - Long-distance telephone service between Anchorage, Fairbanks,
               Juneau, and other communities in Alaska and the remaining United States and foreign countries
             - Cable television services throughout Alaska
             - Facilities-based competitive local access services in Anchorage and Fairbanks, Alaska
             - Internet access services
             - Termination of traffic in Alaska for certain common carriers
             - Private line services
             - Managed services to certain commercial customers
             - Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics
             - Sales and service of dedicated communications systems and related equipment
             - Private network point-to-point data and voice transmission services between Alaska and the western contiguous United States
             - Lease and sell capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

       (b)   Principles of Consolidation
             The consolidated financial statements include the accounts of GCI, Inc., GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI Cable, Inc., and GCI Transport Co., Inc., GCI Holdings, Inc.'s 85% controlling interest in GCI Fiber Communication Co., Inc., GCI Communication Corp.'s wholly-owned subsidiary Potter View Development Co., Inc., GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Satellite Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Co., Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Co., Inc.'s wholly-owned partnership Alaska United Fiber System Partnership ("Alaska United").

       (c)   Earnings Per Share and Common Stock
             We are a wholly owned subsidiary of GCI and, accordingly, we are not required to present earnings per share. Our common stock is not publicly traded.

       (d) Accounting for Derivative Instruments and Hedging Activities Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Effective January 3, 2001, we entered into an interest rate swap agreement to convert $50 million of 9.75% fixed rate debt to a variable interest rate equal to the

                                       10                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             90 day Libor rate plus 334 basis points. The interest rate swap terms mirror the underlying fixed rate debt, except the interest rate swap may be called at no cost by the issuer on August 1, 2002. Under SFAS No. 133, the interest rate swap is accounted for as a fair value hedge. We entered into the transaction to take advantage of the decline in interest rates. As of June 30, 2001, the amount of change in the fair value of debt approximates the change in the fair value of the interest rate swap.

       (e)   Sale of Fiber Capacity
             During the first quarter of 2001 we completed a $19.5 million sale of long-haul capacity in the Alaska United undersea fiber optic cable system ("fiber capacity sale") in a cash transaction. The sale included both capacity within Alaska, and between Alaska and the lower 48 states. We used the proceeds from the fiber capacity sale to repay $11.7 million of the Fiber Facility debt and to fund capital expenditures and working capital.

             We account for the sale of fiber capacity as sales type leases if substantially all of the benefits and risks of ownership have been transferred to the purchaser. The accounting for the sale of fiber capacity is currently evolving and accounting guidance may become available in the future which could affirm our policy or require us to change it. If we are required to change our policy, it is likely the effect would be to recognize the gain from the sale of fiber capacity over the term the capacity is provided. Such a change would have a material effect on our statement of operations.

       (f)   Reclassifications
             Reclassifications have been made to the 2000 financial statements to make them comparable with the 2001 presentation.

       (g)   Other
             The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

                                       11                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(2)    Consolidated Statements of Cash Flows Supplemental Disclosures

       Changes in operating assets and liabilities consist of (amounts in thousands):
              Six-month periods ended June 30,                                              2001          2000
                                                                                       ------------- ------------
              (Increase) decrease in receivables                                      $   (7,503)        1,282
              Decrease in prepaid and other current assets                                   200           264
              (Increase) decrease in inventory                                               981          (743)
              Increase in accounts payable                                                 2,160           353
              Increase in accrued liabilities                                              1,849           786
              Increase in accrued payroll and payroll related obligations                    924           198
              Decrease in accrued interest                                                   425         1,271
              Increase (decrease) in subscriber deposits and other current
               liabilities                                                                  (115)          232
              Increase in deferred revenues                                                  899             7
              Increase (decrease) in components of other long-term liabilities               (47)          567
                                                                                       ------------- ------------
                                                                                      $     (227)        4,217
                                                                                       ============= ============

       We paid income taxes totalling approximately $61,000 and $0 during the six-month periods ended June 30, 2001 and 2000, respectively.

       We paid interest totalling approximately $16,532,000 and $16,987,000 during the six-month periods ended June 30, 2001 and 2000, respectively.

       We recorded $1,072,000 and $192,000 during the six months ended June 30, 2001 and 2000, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

       During the six months ended June 30, 2000 we funded the employer matching portion of Employee Stock Purchase Plan contributions by GCI's issuance of its Class A common stock valued at $1,406,000. We purchased such shares on the open market during the six months ended June 30, 2001.

       We financed the purchase of satellite transponder capacity pursuant to a long-term capital lease arrangement with a leasing company during the six month period ended June 30, 2000 at a cost of $48.2 million.

       Effective June 30, 2001 we acquired from WorldCom, Inc. ("WorldCom") their 85% controlling interest in Kanas (see note 3) in exchange for $10.0 million of Series C preferred stock issued by GCI.

       Effective March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc. The seller received 238,199 unregistered shares of GCI Class A common stock with a future payment in additional shares contingent upon certain conditions.

  (3)  Acquisition of Kanas
       On June 30, 2001 we completed the acquisition of WorldCom's 85% controlling interest in Kanas, which owns the 800-mile fiber optic cable system that extends from Prudhoe Bay, Alaska to Valdez, Alaska via Fairbanks. On June 30, 2001 GCI issued to WorldCom, a related party, shares of Series C

                                       12                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       preferred stock valued at $10.0 million. The corporation owning the fiber optic system is operated as GCI Fiber Communication Co., Inc.

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

         Local access services. We offer facilities based competitive local exchange services in Anchorage and Fairbanks and plan to provide similar competitive local exchange services Juneau during 2002.

         Internet services. We offer wholesale and retail Internet services. We offer cable modem service in Anchorage, Fairbanks, Juneau and Valdez and plan to provide cable modem service in the Kenai-Soldotna area in 2002. Our undersea fiber optic cable allows us to offer enhanced services with high-bandwidth requirements.

       Included in the "All Other" category in the tables that follow are our managed services, product sales, cellular telephone services, and management services for Kanas, a related party (see note 3). None of these business units have ever met the quantitative thresholds for determining reportable segments. Also included in the All Other category are corporate related expenses including marketing, customer service, management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses. In 2001 the All Other category includes revenues and costs associated with a sale of undersea fiber optic cable system capacity (see note 1(e)).

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

                                       13                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Summarized financial information for our reportable segments for the six month periods ended June 30, 2001 and 2000 follows (amounts in thousands):
                                                     Reportable Segments
                                     --------------------------------------------------------
                                         Long-               Local                  Total
                                        Distance    Cable    Access   Internet    Reportable      All
                                        Services   Services Services  Services     Segments      Other     Total
                                     ------------------------------------------------------------------------------
            2001
       Revenues:
         Intersegment                  $   9,925        754    3,754    2,659       17,092          169     17,261
         External                         96,087     36,919   12,141    5,753      150,900       31,552    182,452
                                     ------------------------------------------------------------------------------
            Total revenues             $ 106,012     37,673   15,895    8,412      167,992       31,721    199,713
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes      $  40,686     18,518    4,395   (4,515)      59,084       (9,524)    49,560
                                     ==============================================================================

       Operating income (loss)         $  29,145      8,493    2,733   (5,840)      34,531      (12,610)    21,921
                                     ==============================================================================

            2000
       Revenues:
         Intersegment                  $   6,742        739    3,146    1,281       11,908          ---     11,908
         External                         88,475     32,590    9,309    3,731      134,105        5,598    139,703
                                     ------------------------------------------------------------------------------
            Total revenues             $  95,217     33,329   12,455    5,012      146,013        5,598    151,611
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes      $  34,382     16,143    1,320   (4,706)      47,139      (17,006)    30,133
                                     ==============================================================================

       Operating income (loss)         $  23,299      6,872   (1,246)  (5,548)      23,377      (18,838)     4,539
                                     ==============================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows:
                 Six months ended June 30,                                          2001           2000
                                                                               -------------- --------------
                 Reportable segment revenues                                  $   167,992         146,013
                 Plus All Other revenues                                           31,721           5,598
                 Less intersegment revenues eliminated in consolidation           (17,261)        (11,908)
                                                                               -------------- --------------
                      Consolidated revenues                                   $   182,452         139,703
                                                                               ============== ==============

                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment earnings from operations before depreciation, amortization, net interest expense and income taxes to consolidated net income (loss) before income taxes follows:
                 Six months ended June 30,                                          2001           2000
                                                                               -------------- --------------
                 Reportable segment earnings from operations before
                   depreciation, amortization, net interest expense and
                   income taxes                                               $    59,084          47,139
                 Less All Other loss from operations before depreciation,
                   amortization, net interest expense and income taxes             (9,524)        (17,006)
                 Less intersegment contribution eliminated in consolidation          (468)           (112)
                                                                               -------------- --------------
                      Consolidated earnings from operations before
                        depreciation, amortization, net interest expense
                        and income taxes                                           49,092          30,021
                 Depreciation and amortization                                     27,639          25,594
                                                                               -------------- --------------
                      Consolidated operating income                                21,453           4,427
                 Interest expense, net                                             16,695          19,054
                                                                               -------------- --------------
                      Consolidated net income (loss) before income taxes      $     4,758         (14,627)
                                                                               ============== ==============

       A reconciliation of reportable segment operating income to consolidated net income (loss) before income taxes follows:
                 Six months ended June 30,                                          2001           2000
                                                                               -------------- --------------
                 Reportable segment operating income                          $    34,531          23,377
                 Less All Other operating loss                                    (12,610)        (18,838)
                 Less intersegment contribution eliminated in consolidation          (468)           (112)
                                                                               -------------- -------------
                      Consolidated operating income                                21,453           4,427
                 Interest expense, net                                             16,695          19,054
                                                                               -------------- -------------
                      Consolidated net income (loss) before income taxes      $     4,758         (14,627)
                                                                               ============== =============

  (5)  Commitments and Contingencies

       Acquisition
       On June 15, 2001 we signed an agreement with Rogers Cable, Inc. to acquire all of the stock of Rogers American Cablesystems, Inc., a cable television service provider in Palmer and Wasilla, Alaska for $19.0 million in cash. The acquisition is subject to regulatory approval and is expected to be finalized in the fourth quarter of 2001.

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

Long-Distance Services
During the second quarter of 2001 long-distance services revenue represented 58.3% of consolidated revenues. Our provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally WorldCom and Sprint), and provision of private line and leased dedicated capacity services accounted for 95.0% of our total long-distance services revenues during the second quarter of 2001. Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers, usage volumes expressed as minutes of use, and the number of private line and leased dedicated service products in use.

Revenues from private line and other data services sales increased 37.1% to $9.2 million during the second quarter of 2001 as compared to the second quarter of 2000 due primarily to increasing demand for our data services by commercial and governmental customers.

We introduced a broadband product offering to hospitals and health clinics in 2000, supplementing broadband revenues derived from our SchoolAccess(TM) offering to rural school districts. Total broadband revenues increased 61.2% to $3.8 million during the second quarter of 2001 as compared to the second quarter of 2000. We will provide SchoolAccess(TM) services to nine school districts in Arizona and New Mexico beginning July 2001.

Our long-distance cost of sales and services has consisted principally of direct costs of providing services, including local access charges paid to Local Exchange Carriers ("LECs") for originating and terminating long-distance calls in Alaska, and fees paid to other long-distance carriers to carry calls terminating in areas not served by our network (principally the lower 49 states, most of which calls are carried over WorldCom's network, and international locations, which calls are carried principally over Sprint's network). During the second quarter of 2001, local access charges accounted for 64.8% of long-distance cost of sales and services, fees paid to other long-distance carriers represented 27.7%, satellite transponder lease and undersea fiber maintenance costs represented 3.3%, and other costs represented 4.2% of long-distance cost of sales and services.

Our long-distance selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance selling, general, and administrative expenses, 34.3% during the second quarter of 2001, represents operating and engineering costs.

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Revenues derived from other common carriers increased 9.3% to $19.2 million during the second quarter of 2001 as compared to the second quarter of 2000. The average rate charged other common carriers increased 7.5% during the same period due to a certain category of wholesale minutes no longer carried for such customers and the total minutes carried for such customers increased 1.7%. In conjunction with our purchase of a controlling interest in Kanas (see note 3 to the accompanying Notes to Interim Condensed Consolidated Financial Statements) we negotiated a contract amendment with WorldCom in March 2001. The amendment extends the contract term for five years to March 2006 and reduces the rate to be charged by us for certain WorldCom traffic over the extended term of the contract. The Sprint contract was also amended in March 2001 extending its term two years to March 2004 with two one-year automatic extensions to March 2006. The amendment reduces the rate to be charged by us for certain Sprint traffic over the extended term of the contract.

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

Cable Services
During the second quarter of 2001, cable television revenues represented 22.1% of consolidated revenues. The cable systems serve 31 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

On March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc., with approximately 1,000 subscribers in Fairbanks and North Pole, Alaska.

On June 15, 2001 we signed an agreement with Rogers Cable, Inc. to acquire all of the stock of Rogers American Cablesystems, Inc., a cable television service provider in Palmer and Wasilla, Alaska for $19.0 million in cash. The acquisition is subject to regulatory approval and is expected to be finalized in the fourth quarter of 2001. This acquisition will result in an additional 10,000 homes passed and will add more than 7,000 subscribers.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; (3) advertising sales; and (4) cable modem services (shared with our Internet services segment). During the second quarter of 2001 programming services generated 80.1% of total cable services revenues, equipment rental and installation fees accounted for 9.4% of such revenues, cable modem services accounted for 6.3% of such revenues, advertising sales accounted for 3.4% of such revenues, and other services accounted for the remaining 0.8% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, and revenues generated from new product offerings.

The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising and equipment rental expense. During the second quarter of 2001 programming and copyright expenses represented 47.4% of total cable cost of sales and selling, general and administrative expenses, and general and administrative costs represented 45.7% of such total. Marketing and advertising costs represented approximately 7.0% of such total expenses.

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

Local Access Services
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Local exchange services revenues totaled $6.2 million in the second quarter of 2001 representing 7.2% of consolidated revenues. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services and the number and type of additional premium features selected.

Local access cost of sales represented approximately 53.4% of total local access services cost of sales and selling, general and administrative expenses during the second quarter of 2001. General and administrative and customer service costs represented approximately 33.4% of such total expenses, marketing and advertising costs represented approximately 8.6% of such total expenses, and operating and engineering expenses represented approximately 4.6% of such total expenses.

Our local access services segment faces significant competition in Anchorage from the Incumbent Local Exchange Carrier ("ILEC") Alaska Communications Systems, Inc. ("ACS") and AT&T Alascom, Inc. We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

Internet Services
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) cable modem services (a portion of cable modem revenue is also recognized by our cable services segment). Internet services segment revenues totaled $3.1 million representing 3.7% of total revenues in the second quarter of 2001. The primary factors that contribute to year-to-year changes in Internet services revenues are the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, and the number and type of additional premium features selected.

Operating and general and administrative expenses represented approximately 48.1% of total Internet services cost of sales and selling, general and administrative expenses during the second quarter of 2001. Internet cost of sales represented approximately 39.0% of such total expenses and marketing and advertising represented approximately 12.9% of such total expenses.

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

Other Services and Other Expenses
Telecommunications services revenues reported in the All Other category as described in note 4 in the accompanying Notes to Interim Condensed Consolidated Financial Statements include corporate network management contracts, telecommunications equipment sales and service, management services for Kanas, and other miscellaneous revenues (including revenues from cellular resale services, prepaid and debit calling card sales, and installation and leasing of customer's very small aperture terminal ("VSAT") equipment).

Revenues included in the All Other category represented 8.7% of total revenues in the second quarter of 2001 and included network solutions and outsourcing revenues totalling $6.0 million, communications equipment sales, cellular resale and other revenues totalling $1.5 million.

Depreciation, amortization and net interest expense on a consolidated basis decreased $46,000 in the second quarter of 2001 as compared to the second quarter of 2000 resulting primarily from decreased interest rates in 2001 on our variable rate debt, the effect of an interest rate swap agreement described below, and decreased average outstanding long-term debt balances. Partially offsetting these decreases was an increase in our depreciation expense due to our $48.9 million investment in equipment and facilities placed into service during 2000 for which a full year of depreciation will be recorded during the year ended December 31, 2001 and the $28.4 million investment in other equipment and facilities during the first six months of 2001 for which a partial year of depreciation will be recorded during 2001.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:

(Underlying data rounded to the nearest thousands)
                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                                         Percentage                          Percentage
                                                                           Change                              Change
                                                                          2001 vs.                            2001 vs.
      (Unaudited)                                    2001       2000        2000         2001       2000        2000
                                                     ----       ----        ----         ----       ----        ----
      Statement of Operations Data:
      Revenues
          Long-distance services                     58.3%      62.8%       11.1%        52.7%      63.3%         8.6%
          Cable services                             22.1%      23.3%       13.3%        20.2%      23.3%        13.3%
          Local access services                       7.2%       6.7%       29.1%         6.7%       6.7%        30.4%
          Internet services                           3.7%       2.8%       55.3%         3.1%       2.7%        54.2%
          Other services                              8.7%       4.4%      141.4%        17.3%       4.0%       463.5%
                                                 -----------------------------------------------------------------------
             Total revenues                         100.0%     100.0%       19.8%       100.0%     100.0%        30.6%

      Cost of sales and services                     39.6%      41.5%       14.2%        41.6%      42.4%        28.0%
      Selling, general and administrative
        expenses                                     34.6%      36.0%       15.0%        31.5%      36.1%        14.0%
      Depreciation and amortization                  16.0%      17.5%        9.5%        15.1%      18.3%         8.0%
                                                 -----------------------------------------------------------------------
             Operating income                         9.8%       5.0%      136.9%        11.8%       3.2%       384.6%
             Net income (loss) before income
               taxes                                  0.5%      (7.9%)     107.7%         2.6%     (10.5%)      132.5%
             Net income (loss)                        0.2%      (4.9%)     104.7%         1.4%      (6.5%)      128.7%

      Other Operating Data (1):
      Cable services operating income (2)            22.7%      22.3%       15.7%        23.0%      21.1%        23.6%
      Local services operating income (loss) (3)     23.6%      (3.3%)   1,036.5%        22.5%     (13.4%)      319.3%
      Internet services operating loss (4)          (94.6%)   (137.3%)      (7.0%)     (101.5%)   (148.7%)       (5.3%)

   --------------------------
   (1)Includes customer service, marketing and advertising costs.
   (2)Computed as a percentage of total cable services revenues.
   (3)Computed as a percentage of total local services revenues.
   (4)Computed as a percentage of total Internet services revenues.

THREE MONTHS ENDED JUNE 30, 2001 ("2001") COMPARED TO THREE MONTHS ENDED JUNE 30, 2000 ("2000")

Revenues
Total revenues increased 19.8% from $71.4 million in 2000 to $85.5 million in 2001.

Long-distance revenues from residential, commercial, governmental, and other common carrier customers increased 11.1% to $49.9 million in 2001. The increase was largely due to the following:

   - An increase of 37.1% in private line and private network transmission services revenues to $9.2 million in 2001 due to an increased number of leased circuits in service,
   - An increase of 9.3% in revenues from other common carriers (principally WorldCom and Sprint) to $19.2 million in 2001,
   - An increase of 61.2% to $3.8 million in 2001 revenues from our SchoolAccess(TM) offering to rural school districts and our packaged telecommunications offering to rural hospitals and health clinics. Our SchoolAccess(TM) product was provided to 157 schools at June 30, 2001, a 6.1% increase from June 30, 2000, and
   - An increase of 0.5% in total minutes of use to 261.0 million minutes primarily due to a 1.7% increase in wholesale minutes carried for other common carriers. Comparable minutes over the prior year increased 15.5%, after excluding certain low-margin wholesale minutes no longer carried on our network. The minute growth is due primarily to increases in traffic carried for other common carriers.

Long-distance revenue increases were offset by the following:

   - A 5.4% decrease in our average rate per minute on long-distance traffic to $0.114 per minute in 2001 attributed to our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our long-distance competitors reducing their rates, off-set by a 7.5% increase in the average rate per minute on minutes carried for other common carriers due to the discontinued carriage of certain low-margin wholesale minutes, and
   - A decrease of 5.5% in the number of active residential, small business and commercial customers billed to 87,900 at June 30, 2001 primarily due to a competitor's offering allowing customers to place unlimited intrastate and interstate calls for a flat monthly fee. The competitor discontinued the unlimited minutes offering in the second quarter of 2001.

Cable revenues increased 13.3% to $18.9 million in 2001. Programming services revenues increased 6.2% to $15.1 million in 2001 resulting from an increase of approximately 4,300 basic subscribers served to approximately 123,000 (of which approximately 1,000 basic subscribers were acquired from G.C. Cablevision, Inc. on March 31, 2001) and increased pay-per-view, premium, and digital service revenues off-set by a decrease of $1.74 or 3.6% in average gross revenue per average basic subscriber per month. New facility construction efforts in 2000 and 2001 resulted in approximately 3,500 additional homes passed which contributed to additional subscribers and revenues in 2001. Digital subscriber counts increased 104.4% to 18,200 at June 30, 2001 as compared to June 30, 2000. The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $850,000 to $1.2 million in 2001.

Local access services revenues increased 29.1% in 2001 to $6.2 million. At June 30, 2001 approximately 69,000 lines were in service as compared to approximately 54,600 lines in service at June 30, 2000.

Internet services revenues increased 55.3% to $3.1 million in 2001 primarily due to growth in the average number of customers served. We had approximately 65,500 active residential, commercial and small business retail dial-up Internet subscribers at June 30, 2001 as compared to approximately 59,000 at June 30, 2000. We had approximately 19,600 active residential, commercial and small business retail cable modem subscribers at June 30, 2001 as compared to approximately 11,100 at June 30, 2000.

The increase in other services revenues from $3.1 million in 2000 to $7.5 million in 2001 is primarily due to increased revenues from managed services.

Cost of Sales and Services
Cost of sales and services totaled $33.8 million in 2001 and $29.6 million in 2000. As a percentage of total revenues, cost of sales and services decreased from 41.5% in 2000 to 39.6% in 2001.

Long-distance cost of sales and services decreased 4.0% to $18.6 million in 2001. Long-distance cost of sales as a percentage of long-distance revenues decreased from 43.2% in 2000 to 37.4% in 2001 primarily due to the effect of reassigning traffic carried by satellite transponders and fiber optic cable from leased to owned capacity and reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. Offsetting the 2001 decrease as compared to 2000 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect cost savings to occur when traffic carried on our own facilities grows.

Cable cost of sales and services increased 15.8% to $5.1 million in 2001. Cable cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 26.2% in 2000 to 26.8% in 2001. Cable services rate increases did not keep pace with increases in programming costs in 2001. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 2000 and 2001.

Local access services cost of sales and services increased 17.9% to $3.5 million in 2001. Local access services cost of sales and services as a percentage of local access services revenues decreased from 61.9% in 2000 to 56.6% in 2001. As local access services revenues increase, economies of scale and more efficient network utilization result in reduced local access services cost of sales and services as a percentage of local access services revenues.

Internet services cost of sales and services increased 21.8% to $1.3 million in 2001. Internet services costs of sales as a percentage of Internet services revenues totaled 40.1% and 51.2% in 2001 and 2000, respectively. The Internet services costs of sales decrease as a percentage of Internet services revenues is primarily due to a $1.2 million increase in Internet's portion of cable modem revenue which generally has higher margins than do other Internet products. As Internet revenues increase, economies of scale and more efficient network utilization result in reduced Internet cost of sales and services as a percentage of Internet revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 15.0% to $29.6 million in 2001 and, as a percentage of total revenues, decreased from 36.0% in 2000 to 34.6% in 2001. The increase in 2001 is due to increased health insurance costs, increased accrual of a company-wide success sharing bonus and increased allowance for doubtful accounts receivable.

Depreciation and Amortization
Depreciation and amortization expense increased 9.5% to $13.7 million in 2001. The increase is attributable to our $48.9 million investment in equipment and facilities placed into service during 2000 for which a full year of depreciation will be recorded during the year ended December 31, 2001 and the $28.4 million investment in other equipment and facilities during the first six months of 2001 for which a partial year of depreciation will be recorded during 2001.

Interest Expense, Net
Interest expense, net of interest income, decreased 13.5% to $8.0 million in 2001. This decrease resulted primarily from decreased interest rates in 2001 on our variable rate debt, approximately $285,000 earned from an interest rate swap agreement described below, and decreased average outstanding long-term debt balances.

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

Income Tax Benefit (Expense)
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion of income tax benefit reflects the consolidated group's activity. Income tax benefit (expense) was $2.1 million in 2000 and ($270,000) in 2001. The change was due to net income before income taxes in 2001 as compared to net loss before income taxes in 2000. Our effective income tax rate increased from 37.8% in 2000 to 61.9% in 2001 due to the effect of items that are nondeductible for income tax purposes.

SIX MONTHS ENDED JUNE 30, 2001 ("2001") COMPARED TO SIX MONTHS
ENDED JUNE 30, 2000 ("2000")

Revenues
Total revenues increased 30.6% from $139.7 million in 2000 to $182.5 million in 2001. Excluding the fiber optic cable capacity sale in 2001 as described in note 1(e) in the accompanying Notes to Interim Condensed Consolidated Financial Statements, total revenues increased 16.6%.

Long-distance revenues from residential, commercial, governmental, and other common carrier customers increased 8.6% to $96.1 million in 2001. The increase was largely due to the following:

   - An increase of 43.8% in private line and private network transmission services revenues to $18.5 million in 2001 due to an increased number of leased circuits in service,
   - An increase of 8.7% in revenues from other common carriers (principally WorldCom and Sprint) to $37.1 million in 2001, and
   - An increase of 61.0% to $6.4 million in 2001 revenues from our SchoolAccess(TM) offering to rural school districts and our packaged telecommunications offering to rural hospitals and health clinics. Our SchoolAccess(TM) product was provided to 157 schools at June 30, 2001, a 6.1% increase from June 30, 2000.

Long-distance revenue increases were offset by the following:

   - A decrease of 2.1% in total minutes of use to 504.2 million minutes primarily due to certain low-margin wholesale minutes no longer carried for other common carriers. Comparable minutes over the prior year increased 12.6%, after excluding certain low-margin wholesale minutes no longer carried for other common carriers. The minute growth is due primarily to increases in traffic carried for other common carriers,
   - A 5.7% decrease in our average rate per minute on long-distance traffic to $0.116 per minute in 2001 attributed to our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our long-distance competitors reducing their rates, off-set by a 10.3% increase in the average rate per minute on minutes carried for other common carriers due to the discontinued carriage of certain low-margin wholesale minutes, and
   - A decrease of 5.5% in the number of active residential, small business and commercial customers billed to 87,900 at June 30, 2001 primarily due to a competitor's offering allowing customers to place unlimited intrastate and interstate calls for a flat monthly fee. The competitor discontinued the unlimited minutes offering in the second quarter of 2001.

Cable revenues increased 13.3% to $36.9 million in 2001. Programming services revenues increased 6.2% to $29.8 million in 2001 resulting from an increase of approximately 4,300 basic subscribers served to approximately 123,000 (of which approximately 1,000 basic subscribers were acquired from G.C. Cablevision, Inc. on March 31, 2001) and increased pay-per-view, premium, and digital service revenues off-set by a decrease of $1.74 or 3.6% in average gross revenue per average basic subscriber per month. New facility construction efforts in 2000 and 2001 resulted in approximately 3,500 additional homes passed which contributed to additional subscribers and revenues in 2001. Digital subscriber counts increased 104.4% to 18,200 at June 30, 2001 as compared to June 30, 2000. The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $1.4 million to $2.2 million in 2001.

Local access services revenues increased 30.4% in 2001 to $12.1 million. At June 30, 2001 approximately 69,000 lines were in service as compared to approximately 54,600 lines in service at June 30, 2000.

Internet services revenues increased 54.2% to $5.8 million in 2001 primarily due to growth in the average number of customers served. We had approximately 65,500 active residential, commercial and small business retail dial-up Internet subscribers at June 30, 2001 as compared to approximately 59,000 at June 30, 2000. We had approximately 19,600 active residential, commercial and small business retail cable modem subscribers at June 30, 2001 as compared to approximately 11,100 at June 30, 2000.

The increase in other services revenues from $5.6 million in 2000 to $31.6 million in 2001 is primarily due to the $19.5 million fiber capacity sale in 2001 as previously described and increased revenues from managed services.

Cost of Sales and Services
Cost of sales and services totaled $75.9 million in 2001 and $59.3 million in 2000. As a percentage of total revenues, cost of sales and services decreased from 42.4% in 2000 to 41.6% in 2001. Excluding the fiber capacity sale in 2001, total cost of sales and services as a percentage of total revenues decreased from 42.4% in 2000 to 39.9% in 2001.

Long-distance cost of sales and services decreased 7.6% to $36.8 million in 2001. Long-distance cost of sales as a percentage of long-distance revenues decreased from 45.1% in 2000 to 38.3% in 2001 primarily due to the effect of reassigning traffic carried by satellite transponders and fiber optic cable from leased to owned capacity and reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. Offsetting the 2001 decrease as compared to 2000 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect cost savings to occur when traffic carried on our own facilities grows.

Cable cost of sales and services increased 15.5% to $10.0 million in 2001. Cable cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 26.6% in 2000 to 27.1% in 2001. Cable services rate increases did not keep pace with increases in programming costs in 2001. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 2000 and 2001.

Local access services cost of sales and services increased 23.2% to $6.6 million in 2001. Local access services cost of sales and services as a percentage of local access services revenues decreased from 57.8% in 2000 to 54.7% in 2001. As local access services revenues increase, economies of scale and more efficient network utilization result in reduced local access services cost of sales and services as a percentage of local access services revenues.

Internet services cost of sales and services increased 15.0% to $2.4 million in 2001. Internet services costs of sales as a percentage of Internet services revenues totaled 42.1% and 56.5% in 2001 and 2000, respectively. The Internet services costs of sales decrease as a percentage of Internet services revenues is primarily due to a $2.3 million increase in Internet's portion of cable modem revenue which generally has higher margins than do other Internet products. As Internet revenues increase, economies of scale and more efficient network utilization result in reduced Internet cost of sales and services as a percentage of Internet revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 14.0% to $57.4 million in 2001 and, as a percentage of total revenues, decreased from 36.1% in 2000 to 31.5% in 2001. Excluding the fiber capacity sale in 2001, selling, general and administrative expenses, as a percentage of total revenues, decreased from 36.1% in 2000 to 34.5% in 2001. The increase in 2001 is due to increased health insurance costs, increased accrual of a company-wide success sharing bonus and increased allowance for doubtful accounts receivable.

Depreciation and Amortization
Depreciation and amortization expense increased 8.0% to $27.6 million in 2001. The increase is attributable to our $48.9 million investment in equipment and facilities placed into service during 2000 for which a full year of depreciation will be recorded during the year ended December 31, 2001 and the $28.4 million investment in other equipment and facilities during 2001 for which a partial year of depreciation will be recorded during 2001.

Interest Expense, Net
Interest expense, net of interest income, decreased 12.4% to $16.7 million in 2001. This decrease resulted primarily from decreased interest rates in 2001 on our variable rate debt, approximately $285,000 earned from an interest rate swap agreement, and decreased average outstanding long-term debt balances. Partially offsetting these decreases was an increase in our average outstanding capital lease obligation balances resulting from the lease of satellite transponder capacity.

Income Tax Benefit (Expense)
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussions of income tax benefit and net operating loss carryforwards reflect the consolidated group's activity and balances.

Income tax benefit (expense) was $5.6 million in 2000 and ($2.2) million in 2001. The change was due to net income before income taxes in 2001 as compared to net loss before income taxes in 2000. Our effective income tax rate increased from 38.3% in 2000 to 45.6% in 2001 due to the effect of items that are nondeductible for income tax purposes.

At June 30, 2001, we have (1) tax net operating loss carryforwards of approximately $101.0 million that will begin expiring in 2008 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.6 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We estimate that our effective income tax rate for financial statement purposes will be approximately 55% to 60% in 2001.

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2001 and 2000:
                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                       First         Second       Third       Fourth        Total
                                                       Quarter       Quarter     Quarter     Quarter         Year
                                                      -------------------------------------------------------------
     2001
     ----
     Revenues:
       Long-distance services                        $    46,236      49,851                              96,087
       Cable services                                     18,046      18,873                              36,919
       Local access services                               5,958       6,183                              12,141
       Internet services                                   2,619       3,134                               5,753
       Other services                                     24,058       7,494                              31,552
                                                      -------------------------------------------------------------
          Total revenues                                  96,917      85,535                             182,452
     Operating income                                     13,042       8,411                              21,453
     Net income before income taxes                        4,322         436                               4,758
     Net income                                            2,423         166                               2,589

     2000
     ----
     Revenues:
       Long-distance services                        $    43,620      44,855      48,185     46,016      182,676
       Cable services                                     15,930      16,660      16,708     18,600       67,898
       Local access services                               4,520       4,789       5,236      5,660       20,205
       Internet services                                   1,713       2,018       2,188      2,506        8,425
       Other services                                      2,494       3,104       3,589      4,214       13,401
                                                      -------------------------------------------------------------
          Total revenues                                  68,277      71,426      75,906     76,996      292,605
     Operating income                                        877       3,550       5,610      5,966       16,003
     Net loss before income taxes                         (8,962)     (5,665)     (3,954)    (3,068)     (21,649)
     Net loss                                             (5,498)     (3,526)     (2,352)    (1,858)     (13,234)

Revenues
Total revenues for the quarter ended June 30, 2001 ("second quarter") were $85.5 million, representing a 11.7% decrease from $96.9 million for the quarter ended March 31, 2001 ("first quarter"). Excluding the first quarter fiber capacity sale, total second quarter revenues increased 10.5%.

Cost Of Sales and Services
Cost of sales and services decreased from $42.1 million in the first quarter to $33.8 million in the second quarter. Excluding the fiber capacity sale, cost of sales and services totaled $31.2 million in the first quarter. As a percentage of revenues, first and second quarter cost of sales and services totaled 43.4% and 39.6%, respectively. Excluding the fiber capacity sale, cost of sales and services totaled 40.3% as a percentage of revenues in first quarter. The second quarter decrease as a percentage of revenues results from reductions in access costs due to distribution and termination of traffic on our own long-distance and local services networks instead of paying other carriers to distribute and terminate our traffic. Partially off-setting the second quarter decrease is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us, and increased cable programming costs without a corresponding revenue increase. We expect cost savings to continue as traffic carried on our own facilities grows.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.7 million in the second quarter as compared to the first quarter. As a percentage of revenues, second quarter selling, general and administrative expenses were 34.6% as compared to 28.7% for the first quarter. Excluding the fiber capacity sale in the first quarter, selling, general and administrative expenses were 34.3% as a percentage of revenues in the first quarter.

Net Income
We reported net income of $166,000 for the second quarter as compared to a $2.4 million for the first quarter. The decrease is primarily due to the fiber capacity sale in the first quarter.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities totaled $45.7 million in the six-month period ended June 30, 2001 ("2001") as compared to $19.9 million in the six-month period ended June 30, 2000 ("2000"), net of changes in the components of working capital. The increase in 2001 is, in part, due to the fiber capacity sale in 2001. Expenditures for property and equipment, including construction in progress, totaled $28.4 million in 2001. Other uses of cash during 2001 included repayment of $12.6 million of long-term borrowings and capital lease obligations, advances to Kanas and payments on Kanas' behalf of approximately $5.6 million (see note 3 to the accompanying Notes to Interim Condensed Consolidated Financial Statements), and payment of a $1.2 million equipment lease deposit. Other sources of cash include a $1.1 million contribution from GCI.

Trade receivables increased $7.2 million from December 31, 2000 to June 30, 2001 primarily due to an increase in other common carrier trade receivables.

Working capital totaled ($5.4) million at June 30, 2001, a $14.4 million decrease from working capital of $9.0 million as of December 31, 2000. The decrease is primarily attributed to our use of proceeds from the fiber capacity sale to purchase long-term capital assets and repay long-term debt.

On October 25, 2000 and March 23, 2001 we amended the Holdings $150,000,000 and $50,000,000 credit facilities. The amendments contain, among other things, provision for payment of a one-time amendment fee of $192,500, changes in certain financial covenants and ratios, and a limit of $70 million for 2001 capital expenditures (excluding capital expenditures by certain subsidiaries). Under these amendments, Holdings may not permit the ratio of senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 2.50 to 1.0 through September 30, 2003 and must maintain a ratio of annualized operating cash flow to fixed charges of at least 1.0 to
1.0 effective January 1, 2002 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter).

We were in compliance with all loan covenants at June 30, 2001.

Our expenditures for property and equipment, including construction in progress, totaled $28.4 million and $18.9 million during the first six months of 2001 and 2000, respectively. We expect our expenditures for property and equipment, including construction in progress, for our core operations to total approximately $55.0 to $60.0 million during the year ended December 31, 2001. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, continuing development of our PCS network and upgrades to our cable television plant.

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

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including our negative working capital at June 30, 2001, and fixed charges, through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources. We plan to fund the acquisition of Rogers American Cablesystems, Inc. through our senior credit facility. Should cash flows be insufficient to support additional borrowings, capital expenditures will likely be reduced.

                          New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. We do not expect that the adoption of SFAS No. 141 will have a significant impact on our financial condition or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for us will be on January 1, 2002. We are currently evaluating what the effects of adopting SFAS 142 will be on our financial position and results of operations.

                               The Alaska Economy

We offer voice and data telecommunication and video services to customers primarily throughout Alaska. As a result of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. In fiscal 2001 the state's preliminary final results indicate that Alaska's oil revenues and federal funding supplied 44% and 35%, respectively, of the state's total revenues. Investment earning supplied only 0.2% of the state's total revenues in fiscal 2001 due to the recent decline in stock market investments. All of the federal funding is dedicated for specific purposes, however, leaving oil revenues as the primary funding source of general operating expenditures. In fiscal 2002 the state forecasts that Alaska's investment earnings, federal funding and oil revenues will supply 31%, 28% and 27%, respectively, of the state's total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System ("TAPS") over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of 1.0 million barrels produced per day in fiscal 2001. The state forecasts the production of 1.1 million barrels per day in fiscal 2002. The state continues to forecast a temporary reversal of the production rate decline through fiscal 2006 due to new developments at the Alpine, Nanuq, Northstar and Meltwater fields and new Prudhoe Bay satellite production.

Market prices for North Slope oil averaged $27.92 in fiscal 2001 and is forecasted to average $24.54 in fiscal 2002. The state forecasts the average price of North Slope oil to decline to $21.41 in fiscal 2003. The closing price per barrel was $25.08 on August 6, 2001.

The state believes the crude oil demand growth will slow in 2001 and 2002 as the result of slower economic growth and in response to the higher energy prices of the past two years. The state also believes that much of the current volatility in oil prices revolves around the issue of whether or not the Organization of Petroleum Exporting Countries ("OPEC") takes steps to increase or decrease production. The production policy of OPEC and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

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

The increase in residential and commercial natural gas prices and shortages in California during the past year, in particular, have resulted in a renewed effort to allow exploration and development in the Arctic National Wildlife Refuge ("ANWR"). On August 2, 2001 the U.S. House of Representatives voted in favor of opening ANWR and now the bill must go before the Senate. Deployment of a natural gas pipeline from Alaska's North Slope to the lower 48 states has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the state of Alaska's revenues and the Alaska economy.

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 627,000 people. 42% of the State's population is located in the Municipality of Anchorage, 13% is located in the Fairbanks North Star Borough, and 5% is located in the City and Borough of Juneau. The rest is spread out over the vast reaches of Alaska. No assurance can be given that the driving forces in the Alaska economy, and in particular, oil production, will continue at levels to provide an environment for expanded economic activity.

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

Our Senior Holdings Loan carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of June 30, 2001, we have borrowed $82.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $827,000 in additional gross interest cost on an annualized basis.

On January 3, 2001 we entered into an interest rate swap agreement to convert $50 million in 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points. The swap agreement carries interest rate risk. Should the Libor rate change, our interest expense will increase or decrease accordingly. A 1% change in the variable interest rate will change the annualized benefit of the swap by $500,000. As of June 30, 2001, the interest rate spread between the fixed and swapped variable rate is 2.096%, an annualized reduction in interest expense of approximately $1,048,000. As of August 1, 2001, the interest rate spread between the fixed and swapped variable rate is 2.731%, an annualized reduction in interest expense of approximately $1,365,000.

Our Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 2.5%-2.75%, or at our choice, the lender's prime rate plus 1.25%-1.5%. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of June 30, 2001, we have borrowed $60.0 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $600,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of June 30, 2001, we have borrowed $47.0 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $470,000 in additional gross interest cost on an annualized basis.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which we are a party is included in note 5 to the Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:

                Exhibit 99.28 - The Bylaws of Potter View Development Co., Inc.

                Exhibit 99.29 - The Articles of Incorporation of Potter View
                                Development Co., Inc.

           (b)  Reports on Form 8-K filed during the quarter ended June 30, 2001
                - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GCI, INC.

                 Signature                                     Title                              Date
--------------------------------------      ----------------------------------------      ----------------------

/s/                                         President and Director                           August 10, 2001
--------------------------------------      (Principal Executive Officer)                 ----------------------
Ronald A. Duncan

/s/                                         Vice President and Director                      August 10, 2001
--------------------------------------                                                    ----------------------
G. Wilson Hughes

/s/                                         Secretary, Treasurer and Director                August 10, 2001
--------------------------------------      (Principal Financial and Accounting           ----------------------
John M. Lowber                              Officer)
