Form 10-Q
period 2001-09-30
GCI INC
filed 2001-11-14
CIK 75679

As filed with the Securities and Exchange Commission on November 14, 2001.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                             FORM 10-Q

                               FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                                                    Page No.
                                                                                                    --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of September 30, 2001
                       (unaudited) and December 31, 2000..................................................5

                    Consolidated Statements of Operations for the
                       three and nine months ended September 30, 2001
                       (unaudited) and 2000 (unaudited)...................................................7

                    Consolidated Statements of Stockholder's Equity
                       for the nine months ended September 30, 2001
                       (unaudited) and 2000 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 2001 (unaudited)
                       and 2000 (unaudited)...............................................................9

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................10

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................17

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................33

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................34

         Item 6.    Exhibits and Reports on Form 8-K......................................................34

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................35

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

   - Material adverse changes in the economic conditions in the markets we serve and in general economic conditions;
   - The efficacy of the rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the Telecommunications Act of 1996; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
   - Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local, cable and Internet services; the extent and pace at which different competitive environments develop for each segment of our business; the extent and duration for which competitors from each segment of the communications industry are able to offer combined or full service packages prior to our being able to do so; the degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry in new markets; and competitor responses to our products and services and overall market acceptance of such products and services;
   - The outcome of our ongoing negotiations with Incumbent Local Exchange Carriers ("ILECs") and state regulatory arbitrations and approvals with respect to new interconnection agreements; and our ability to purchase unbundled network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local exchange service at competitive rates;
   - Success and market acceptance for new initiatives, some of which are untested; the level and timing of the growth and profitability of new initiatives, particularly local access services expansion, Internet (consumer and business) services expansion and wireless services; start-up costs associated with entering new markets, including advertising and promotional efforts; successful deployment of new systems and applications to support new initiatives; and local conditions and obstacles;
   - Uncertainties inherent in new business strategies, new product launches and development plans, including local access services, Internet services, wireless services, digital video services, cable modem services, digital subscriber line services, and transmission services;
   - Rapid technological changes;
   - Development and financing of telecommunication, local access, wireless, Internet and cable networks and services;
   - Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements;

   - Availability of qualified personnel;
   - Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska, and adverse outcomes from regulatory proceedings;
   - Uncertainties in federal military spending levels and military base closures in markets in which we operate;
   - Industry consolidation and mergers;
   - Economic and other uncertainties arising from the events beginning September 11, 2001;
   - Other risks detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                            GCI, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                                                  (Unaudited)
                                                                                 September 30,    December 31,
                            ASSETS                                                   2001             2000
---------------------------------------------------------------------------    ---------------- ---------------
                                                                                    (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                $      15,186            5,962
                                                                               --------------- ----------------
    Receivables:
        Trade                                                                       58,176           49,872
        Employee and other                                                             896              378
                                                                               --------------- ----------------
                                                                                    59,072           50,250
        Less allowance for doubtful receivables                                      4,991            2,864
                                                                               --------------- ----------------
           Net receivables                                                          54,081           47,386
                                                                               --------------- ----------------

    Prepaid and other current assets                                                 5,134            2,505
    Deferred income taxes, net                                                       4,550            3,221
    Inventories                                                                      3,598            5,717
    Property held for sale                                                             ---           10,877
    Notes receivable with related parties                                              338              241
                                                                               --------------- ----------------
           Total current assets                                                     82,887           75,909
                                                                               --------------- ----------------

Property and equipment in service, net of depreciation                             379,439          347,802
Construction in progress                                                             9,583            8,097
                                                                               --------------- ----------------
           Net property and equipment                                              389,022          355,899
                                                                               --------------- ----------------

Cable franchise agreements, net of amortization of $25,389,000 and $21,509,000
   at September 30, 2001 and December 31, 2000, respectively                       181,504          184,983
Goodwill, net of amortization of $6,889,000 and $5,952,000 at September
   30, 2001 and December 31, 2000, respectively                                     38,890           40,002
Other intangible assets, net of amortization of $1,155,000 and $729,000 at
   September 30, 2001 and December 31, 2000, respectively                            3,946            3,936
Property held for sale                                                               1,555            1,550
Deferred loan and senior notes costs, net of amortization of $5,205,000
   and $4,166,000 at September 30, 2001 and December 31, 2000, respectively          7,493            8,402
Notes receivable with related parties                                                2,903            3,235
Other assets, at cost, net of amortization of $68,000 and $63,000 at
   September 30, 2001 and December 31, 2000, respectively                            3,288            5,091
                                                                               --------------- ----------------
           Total other assets                                                      239,579          247,199
                                                                               --------------- ----------------
           Total assets                                                      $     711,488          679,007
                                                                               =============== ================

See accompanying notes to interim condensed consolidated financial statements.

                                       5                             (Continued)

                                       GCI, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                               (Continued)
                                                                                  (Unaudited)
                                                                                 September 30,    December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                                    2001             2000
--------------------------------------------------------------------------     --------------- ----------------
                                                                                   (Amounts in thousands)
Current liabilities:
    Current maturities of obligations under capital leases                  $        1,608            1,600
    Accounts payable                                                                36,794           29,094
    Accrued payroll and payroll related obligations                                 13,206           10,385
    Deferred revenue                                                                10,648            9,477
    Accrued interest                                                                 5,129            9,256
    Accrued liabilities                                                              5,096            4,134
    Due to related party                                                             4,767            1,569
    Subscriber deposits and other current liabilities                                2,450            1,362
                                                                              ---------------- ----------------
        Total current liabilities                                                   79,698           66,877

Long-term debt, excluding current maturities                                       332,700          334,400
Obligations under capital leases, excluding current maturities                      45,695           46,882
Obligations under capital leases due to related party, excluding
  current maturities                                                                   146              214
Deferred income taxes, net of deferred income tax benefit                           24,713           22,057
Other liabilities                                                                    4,412            3,755
                                                                              ---------------- ----------------
        Total liabilities                                                          487,364          474,185
                                                                              ---------------- ----------------
Stockholder's equity:
  Class A common stock. Authorized 10,000 shares; issued and outstanding 100
    shares at September 30, 2001 and December 31, 2000                             206,622          206,622
  Paid-in capital                                                                   45,216           29,941
  Retained deficit                                                                 (27,625)         (31,741)
  Accumulated other comprehensive loss                                                 (89)             ---
                                                                              ---------------- ----------------
        Total stockholder's equity                                                 224,124          204,822
  Commitments and contingencies
                                                                              ---------------- ----------------
        Total liabilities and stockholder's equity                          $      711,488          679,007
                                                                              ================ ================
See accompanying notes to interim condensed consolidated financial statements.

                                               GCI, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)                        (Unaudited)
                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                          2001           2000               2001            2000
                                                     -------------- --------------     --------------- --------------
                                                                          (Amounts in thousands)

Revenues                                            $    88,019         75,906             270,471         215,609

Cost of sales and services                               32,743         29,948             108,660          89,243
Selling, general and administrative expenses             30,957         27,052              88,399          77,439
Depreciation and amortization expense                    14,127         13,296              41,767          38,890
                                                     -------------- --------------     --------------- --------------
     Operating income                                    10,192          5,610              31,645          10,037
                                                     -------------- --------------     --------------- --------------

Interest expense                                          7,510          9,760              24,467          29,172
Interest income                                              35            196                 297             554
                                                     -------------- --------------     --------------- --------------
     Interest expense, net                                7,475          9,564              24,170          28,618
                                                     -------------- --------------     --------------- --------------

     Net income (loss) before income taxes                2,717         (3,954)              7,475         (18,581)

Income tax (expense) benefit                             (1,190)         1,602              (3,359)          7,205
                                                     -------------- --------------     --------------- --------------
     Net income (loss)                              $     1,527         (2,352)              4,116         (11,376)
                                                     ============== ==============     =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                                        GCI, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                               NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                        Shares of                                         Accumulated
                                                         Class A      Class A                                Other
(Unaudited)                                              Common       Common      Paid-in    Retained    Comprehensive
(Amounts in thousands)                                    Stock       Stock       Capital     Deficit        Loss           Total
                                                       -----------------------------------------------------------------------------
Balances at December, 1999                                 100      $ 206,622      25,503     (18,507)        ---          213,618
Net loss                                                   ---            ---         ---     (11,376)        ---          (11,376)
Contribution from General Communication, Inc.              ---            ---       3,055         ---         ---            3,055
                                                       -----------------------------------------------------------------------------
Balances at September 30, 2000                             100      $ 206,622      28,558     (29,883)        ---          205,297
                                                       =============================================================================

Balances at December 31, 2000                              100      $ 206,622      29,941     (31,741)        ---          204,822

Net income                                                 ---            ---         ---       4,116         ---            4,116
Fair value of cash flow hedge, net of income tax
  benefit of $59                                           ---            ---         ---         ---         (89)             (89)
Comprehensive income                                                                                          ---            4,027
Contribution from General Communication, Inc.              ---            ---      15,275         ---         ---           15,275
                                                       -----------------------------------------------------------------------------
Balances at September 30, 2001                             100      $ 206,622      45,216     (27,625)        (89)         224,124
                                                       =============================================================================

See accompanying notes to interim condensed consolidated financial statements.

                                           GCI, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             (Unaudited)
                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         2001           2000
                                                                                    -------------- --------------
                                                                                        (Amounts in thousands)
        Operating activities:
          Net income (loss)                                                        $     4,116        (11,376)
            Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Depreciation and amortization                                           41,767         38,890
                Amortization charged to selling, general and administrative                 26            534
                Non-cash cost of sale                                                   10,877            ---
                Deferred income tax expense (benefit)                                    3,359         (7,205)
                Bad debt expense, net of write-offs                                      2,127          1,204
                Deferred compensation and compensatory stock options                     1,081            484
                Employee Stock Purchase Plan expense funded with issuance of
                  General Communication, Inc. Class A common stock                         ---          2,115
                Write-off of capitalized interest                                          170          1,955
                Other noncash income and expense items                                       2           (251)
                Change in operating assets and liabilities                                  96          8,650
                                                                                    -------------- --------------
                  Net cash provided by operating activities                             63,621         35,000
                                                                                    -------------- --------------
        Investing activities:
           Purchases of property and equipment                                         (46,663)       (33,362)
          Advances and billings to Kanas Telecom, Inc.                                  (5,632)           ---
          (Payment) refund of deposit                                                   (1,200)         8,806
           Purchases of property held for sale                                             ---         (1,550)
           Purchases of other assets                                                    (1,154)        (1,385)
          Payments received on notes receivable with related parties                       772            617
          Notes receivable issued to related parties                                      (525)        (1,022)
          Cash received upon acquisition of Kanas Telecom, Inc.                            228            ---
                                                                                    -------------- --------------
                  Net cash used by investing activities                                (54,174)       (27,896)
                                                                                    -------------- --------------
        Financing activities:
          Repayments of long-term borrowings and capital lease obligations             (13,000)       (10,714)
          Long-term borrowings - bank debt                                              10,000            ---
          Cash contribution from General Communication, Inc.                             2,907          1,423
          Payment of debt issuance costs                                                  (130)          (127)
                                                                                    -------------- --------------
                  Net cash used by financing activities                                   (223)        (9,418)
                                                                                    -------------- --------------
                  Net increase (decrease) in cash and cash equivalents                   9,224         (2,314)

                  Cash and cash equivalents at beginning of period                       5,962         13,734
                                                                                    -------------- --------------
                  Cash and cash equivalents at end of period                       $    15,186         11,420
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

       (d) Accounting for Derivative Instruments and Hedging Activities Effective January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.


                                       10                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Effective January 3, 2001, we entered into an interest rate swap agreement to convert $50 million of 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points. The interest rate swap terms mirror the underlying fixed rate debt, except the interest rate swap extends through August 1, 2007 and is cancelable at the option of the counterparty beginning August 1, 2002. We entered into the transaction to take advantage of an anticipated decline in interest rates. Under SFAS No. 133, the interest rate swap is accounted for as a fair value hedge. The differential to be paid or received is recorded as an increase or decrease in interest expense in the consolidated statements of operations in the period in which it is recognized. During the nine month period ended September 30, 2001 we recognized approximately $579,000 as a decrease to interest expense. As of September 30, 2001, the amount of change in the fair value of debt approximates the change in the fair value of the interest rate swap.

             Effective September 21, 2001, we entered into an interest rate swap agreement to convert $25 million of variable interest rate debt equal to the 90 day Libor rate plus 334 basis points to 3.98% fixed rate debt. The interest rate swap terms mirror the underlying variable rate debt, except the interest rate swap terminates on September 21, 2004. We entered into the transaction to help insulate us from future increases in interest rates. Under SFAS No. 133, the interest rate swap is accounted for as a cash flow hedge. The initial fair value of the interest rate swap of approximately $148,000 ($89,000 after deducting income taxes) is recorded in other comprehensive income in the consolidated statements of stockholder's equity. The change in the fair value of the interest rate swap net of income taxes will be recorded as an increase or decrease in other comprehensive income in the Consolidated Statements of Stockholder's Equity in the period in which it is recognized. The accrual of interest income or expense is recognized in Interest Expense in the Consolidated Statements of Operations. During the nine month period ended September 30, 2001 we had recognized approximately $9,000 in incremental interest expense resulting from this transaction.

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


                                       11                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       (f)   Comprehensive Income (Loss)
             Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" requires us to report and display comprehensive income or loss and its components in a financial statement that is displayed with the same prominence as other financial statements. During the three and nine months ended September 30, 2001 we had other comprehensive loss of approximately ($89,000) as a result of the cash flow hedge discussed in note 1(d). Total comprehensive income at September 30, 2001 was $4,027,000. There were no components of other comprehensive income during the three or nine months ended September 30, 2000.

       (g)   Reclassifications
             Reclassifications have been made to the 2000 financial statements to make them comparable with the 2001 presentation.

       (h)   Other
             The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

(2) Consolidated Statements of Cash Flows Supplemental Disclosures Changes in operating assets and liabilities consist of (amounts in thousands):

       Changes in operating assets and liabilities consist of (amounts in thousands):
             Nine-month periods ended September 30,                                        2001          2000
                                                                                       ------------- ------------
              (Increase) decrease in receivables                                      $   (8,819)        3,677
              (Increase) decrease in inventory                                             2,119        (1,126)
              Increase in prepaid and other current assets                                (1,517)         (580)
              Increase in accounts payable                                                 7,134         5,704
              Increase in accrued payroll and payroll related obligations                  2,821         2,302
              Increase in deferred revenues                                                1,038           535
              Decrease in accrued interest                                                (4,127)       (3,112)
              Increase in accrued liabilities                                              1,397           671
              Increase in subscriber deposits and other current liabilities                  150           116
              Increase (decrease) in components of other long-term liabilities              (100)          463
                                                                                       ------------- ------------
                                                                                      $       96         8,650
                                                                                       ============= ============

       We paid income taxes totalling approximately $61,000 and $0 during the nine month periods ended September 30, 2001 and 2000, respectively.

       We paid interest totalling approximately $28,594,000 and $31,130,000 during the nine month periods ended September 30, 2001 and 2000, respectively.


                                       12                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       We recorded $1,881,000 and $206,000 during the nine months ended September 30, 2001 and 2000, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

       During the nine months ended September 30, 2000 we funded the employer matching portion of Employee Stock Purchase Plan contributions by GCI's issuance of its Class A common stock valued at $2,115,000. We purchased such shares on the open market during the nine months ended September 30, 2001.

       We financed the purchase of satellite transponder capacity pursuant to a long-term capital lease arrangement with a leasing company during the nine month period ended September 30, 2000 at a cost of $48.2 million.

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

  (3)  Acquisition of Kanas
       Effective June 30, 2001 we completed the acquisition of WorldCom's 85% controlling interest in Kanas, which owns the 800-mile fiber optic cable system that extends from Prudhoe Bay to Valdez via Fairbanks. On June 30, 2001 GCI issued to WorldCom, a related party, shares its of Series C preferred stock (see note 1(e)) valued at $10.0 million. The corporation owning the fiber optic system is now operated as GCI Fiber Communication Co., Inc. ("GFCC").

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

         Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 31 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. We offer digital cable television services in Anchorage and Fairbanks and retail cable modem service (through our Internet services segment) in Anchorage, Fairbanks, Juneau, Sitka and Valdez. We plan to expand our product offerings as plant upgrades are completed in other communities in Alaska.


                                       13                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

         Local access services. We offer facilities based competitive local exchange services in Anchorage and Fairbanks and plan to provide similar competitive local exchange services in Juneau during 2002.

         Internet services. We offer wholesale and retail Internet services. We offer cable modem service in Anchorage, Fairbanks, Juneau, Sitka and Valdez and plan to provide cable modem service in other areas in 2002. Our undersea fiber optic cable allows us to offer enhanced services with high-bandwidth requirements.

       Included in the "All Other" category in the tables that follow are our managed services, product sales, cellular telephone services, and management services for Kanas, a related party (see note 3). None of these business units have ever met the quantitative thresholds for determining reportable segments. Also included in the All Other category are corporate related expenses including marketing, customer service, management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses. In 2001 the All Other category includes revenues and costs associated with a sale of undersea fiber optic cable system capacity (see note 1(g)).

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

       Summarized financial information for our reportable segments for the nine month periods ended September 30, 2001 and 2000 follows (amounts in thousands):
                                                     Reportable Segments
                                     --------------------------------------------------------
                                         Long-               Local                  Total
                                        Distance    Cable    Access   Internet    Reportable      All
                                        Services   Services Services  Services     Segments      Other     Total
                                     ------------------------------------------------------------------------------
            2001
       Revenues:
         Intersegment                  $  14,982      1,189    6,024    4,264       26,459          169     26,628
         External                        149,979     56,032   18,538    8,772      233,321       37,150    270,471
                                     ------------------------------------------------------------------------------
            Total revenues             $ 164,961     57,221   24,562   13,036      259,780       37,319    297,099
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes      $  70,544     27,853    6,873   (7,008)      98,262      (24,137)    74,125
                                     ==============================================================================

       Operating income (loss)         $  53,213     12,814    4,334   (9,067)      61,294      (28,936)    32,358
                                     ==============================================================================

                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                     Reportable Segments
                                     --------------------------------------------------------
                                         Long-               Local                  Total
                                        Distance    Cable    Access   Internet    Reportable      All
                                        Services   Services Services  Services     Segments      Other     Total
                                     ------------------------------------------------------------------------------
            2000
       Revenues:
         Intersegment                  $  11,148      1,108    4,885    2,156       19,297          ---     19,297
         External                        136,660     49,298   14,545    5,919      206,422        9,187    215,609
                                     ------------------------------------------------------------------------------
            Total revenues             $ 147,808     50,406   19,430    8,075      225,719        9,187    234,906
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes      $  57,775     23,873    2,808   (7,123)      77,333      (28,167)    49,166
                                     ==============================================================================

       Operating income (loss)         $  39,769      9,967     (596)  (8,446)      40,694      (30,418)    10,276
                                     ==============================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows:
                 Nine months ended September 30,                                    2001           2000
                                                                               ------------- --------------
                 Reportable segment revenues                                   $  259,780        225,719
                 Plus All Other revenues                                           37,319          9,187
                 Less intersegment revenues eliminated in consolidation           (26,628)       (19,297)
                                                                               ------------- --------------
                      Consolidated revenues                                    $  270,471        215,609
                                                                               ============= ==============

       A reconciliation of reportable segment earnings from operations before depreciation, amortization, net interest expense and income taxes to consolidated net income (loss) before income taxes follows:
                 Nine months ended September 30,                                    2001           2000
                                                                               ------------- --------------
                 Reportable segment earnings from operations before
                   depreciation, amortization, net interest expense and
                   income taxes                                                $   98,262         77,333
                 Less All Other loss from operations before depreciation,
                   amortization, net interest expense and income taxes            (24,137)       (28,167)
                 Less intersegment contribution eliminated in consolidation          (713)          (239)
                                                                               -------------- --------------
                      Consolidated earnings from operations before
                        depreciation, amortization, net interest expense
                        and income taxes                                           73,412         48,927
                 Less depreciation and amortization expense                       (41,767)       (38,890)
                                                                               -------------- --------------
                      Consolidated operating income                                31,645         10,037
                 Less interest expense, net                                       (24,170)       (28,618)
                                                                               -------------- --------------
                      Consolidated net income (loss) before income taxes       $    7,475        (18,581)
                                                                               ============== ==============

                                       15                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment operating income to consolidated net income (loss) before income taxes follows:
                 Nine months ended September 30,                                    2001           2000
                                                                               ------------- --------------
                 Reportable segment operating income                           $   61,294         40,694
                 Less All Other operating loss                                    (28,936)       (30,418)
                 Less intersegment contribution eliminated in consolidation          (713)          (239)
                                                                               -------------- -------------
                      Consolidated operating income                                31,645         10,037
                 Less interest expense, net                                       (24,170)       (28,618)
                                                                               -------------- -------------
                      Consolidated net income (loss) before income taxes       $    7,475        (18,581)
                                                                               ============== =============

  (5)  Commitments and Contingencies

       Acquisition
       On June 15, 2001 we signed an agreement with Rogers Cable, Inc. to acquire all of the stock of Rogers American Cablesystems, Inc. ("Rogers"), a cable television service provider in Palmer and Wasilla, Alaska for $19.0 million in cash. The acquisition has received regulatory approval and is expected to be finalized in November 2001.

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

       Internal Revenue Service Examination
       GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. The GCI consolidated group U.S. income tax return for 1999 was selected for examination by the Internal Revenue Service during 2001. The examination commenced during the third quarter of 2001. We believe this examination will not have a material adverse effect on our financial position, results of operations or our liquidity.

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

GCI, Inc. was incorporated in 1997 to effect the issuance of senior notes. GCI, Inc., a wholly owned subsidiary of GCI, received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. Shares of GCI's Class A common stock are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol GNCMA. Shares of GCI's Class B common stock are traded on the Over-the-Counter market

Overview
We have experienced significant growth in recent years through strategic acquisitions, deploying new business lines and expansion of our existing businesses. We have historically met our cash needs for operations and maintenance capital expenditures through our cash flows from operating activities. Cash requirements for acquisitions and other capital expenditures have been provided largely through our financing activities.

Long-Distance Services
During the third quarter of 2001 long-distance services revenue represented 61.2% of consolidated revenues. Our provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally WorldCom and Sprint), and provision of private line and leased dedicated capacity services accounted for 95.6% of our total long-distance services revenues during the third quarter of 2001. Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers, usage volumes expressed as minutes of use, and the number of private line and leased dedicated service products in use.

Revenues from private line and other data services sales increased 9.6% to $8.1 million during the third quarter of 2001 as compared to the third quarter of 2000 due primarily to increasing demand for our data services by commercial and governmental customers.

We introduced a broadband product offering to hospitals and health clinics in 2000, supplementing broadband revenues derived from our SchoolAccess(TM) offering to rural school districts. Total broadband revenues increased 228.9% to $4.5 million during the third quarter of 2001 as compared to the third quarter of 2000. SchoolAccess(TM) services to nine school districts in Arizona and New Mexico began in July 2001.

Our long-distance cost of sales and services has consisted principally of direct costs of providing services, including local access charges paid to Local Exchange Carriers ("LECs") for originating and terminating long-distance calls in Alaska, and fees paid to other long-distance carriers to carry calls terminating in areas not served by our network (principally the lower 49 states, most of which calls are carried over WorldCom's network, and international locations, which calls are carried principally over Sprint's network). During the third quarter of 2001, local access charges accounted for 66.0% of long-distance cost of sales and services, fees paid to other long-distance carriers represented 25.2%, satellite transponder lease and undersea fiber maintenance costs represented 3.3%, and other costs represented 5.5% of long-distance cost of sales and services.

Our long-distance selling, general, and administrative expenses have consisted of operating and engineering, customer service, sales and communications, management information systems, general and administrative, and legal and regulatory expenses. Most of these expenses consist of salaries, wages and benefits of personnel and certain other indirect costs (such as rent, travel, utilities, insurance and property taxes). A significant portion of long-distance selling, general, and administrative expenses, 33.9% during the third quarter of 2001, represents operating and engineering costs.

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Revenues derived from other common carriers increased 27.5% to $22.3 million during the third quarter of 2001 as compared to the third quarter of 2000. The average rate charged other common carriers increased 4.5% during the same period due to the discontinued carriage of certain low-margin wholesale minutes and total minutes carried increased 8.8%. In conjunction with our purchase of a controlling interest in Kanas (see note 3 to the accompanying Notes to Interim Condensed Consolidated Financial Statements) we negotiated a contract amendment with WorldCom in March 2001. The amendment extended the contract term to March 2006 and reduced the rate charged by us for certain WorldCom traffic over the extended term of the contract. The Sprint contract was also amended in March 2001 extending its term to March 2004 with two one-year automatic extensions to March 2006. The amendment reduced the rate to be charged by us for certain Sprint traffic over the extended term of the contract.

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

Cable Services
During the third quarter of 2001, cable television revenues represented 21.7% of consolidated revenues. The cable systems serve 31 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

On March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc., with approximately 1,000 subscribers in Fairbanks and North Pole, Alaska.

On June 15, 2001 we signed an agreement with Rogers Cable, Inc. to acquire all of the stock of Rogers American Cablesystems, Inc., a cable television service provider in Palmer and Wasilla, Alaska for $19.0 million in cash. The acquisition has received regulatory approval and is expected to be finalized in November 2001. This acquisition will allow our facilities to pass an additional 10,000 homes and will add more than 7,000 subscribers.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; (3) advertising sales; and (4) cable modem services (shared with our Internet services segment). During the third quarter of 2001 programming services generated 79.6% of total cable services revenues, equipment rental and installation fees accounted for 9.7% of such revenues, cable modem services accounted for 6.9% of such revenues, advertising sales accounted for 3.4% of such revenues, and other services accounted for the remaining 0.4% of total cable services revenues. The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, and revenues generated from new product offerings.

The cable systems' cost of sales and selling, general and administrative expenses have consisted principally of programming and copyright expenses, labor, maintenance and repairs, marketing and advertising and equipment rental expense. During the third quarter of 2001 programming and copyright expenses represented 46.7% of total cable cost of sales and selling, general and administrative expenses, and general and administrative costs represented 45.0% of such total. Marketing and advertising costs represented approximately 8.3% of such total expenses.

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

Local Access Services
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Local exchange services revenues totaled $6.4 million in the third quarter of 2001 representing 7.3% of consolidated revenues. The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services and the number and type of additional premium features selected.

Local access cost of sales represented approximately 52.5% of total local access services cost of sales and selling, general and administrative expenses during the third quarter of 2001. General and administrative and customer service costs represented approximately 35.6% of such total expenses, marketing and advertising costs represented approximately 9.1% of such total expenses, and operating and engineering expenses represented approximately 2.8% of such total expenses.

Our local access services segment faces significant competition in Anchorage from the Incumbent Local Exchange Carrier ("ILEC") Alaska Communications Systems, Inc. ("ACS") and AT&T Alascom, Inc. We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

Internet Services
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) cable modem services (a portion of cable modem revenue is also recognized by our cable services segment). Internet services segment revenues totaled $3.0 million representing 3.4% of total revenues in the third quarter of 2001. The primary factors that contribute to year-to-year changes in Internet services revenues are the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, and the number and type of additional premium features selected.

Operating and general and administrative expenses represented approximately 50.3% of total Internet services cost of sales and selling, general and administrative expenses during the third quarter of 2001. Internet cost of sales represented approximately 37.4% of such total expenses and marketing and advertising represented approximately 12.3% of such total expenses.

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

Other Services and Other Expenses
Telecommunications services revenues reported in the All Other category as described in note 4 in the accompanying Notes to Interim Condensed Consolidated Financial Statements include corporate network management contracts, telecommunications equipment sales and service, management services for Kanas through June 30, 2001 (see note 3 in the accompanying Notes to Interim Condensed Consolidated Financial Statements), and other miscellaneous revenues (including revenues from cellular resale services, prepaid and debit calling card sales, and installation and leasing of customer's very small aperture terminal ("VSAT") equipment).

Revenues included in the All Other category represented 6.4% of total revenues in the third quarter of 2001 and included network solutions and outsourcing revenues totalling $4.7 million and communications equipment sales, cellular resale and other revenues totalling $885,000.

Depreciation, amortization and net interest expense on a consolidated basis decreased $1.3 million in the third quarter of 2001 as compared to the third quarter of 2000 resulting primarily from decreased interest rates in 2001 on our variable rate debt, the effect of an interest rate swap agreement described below, and decreased average outstanding long-term debt balances during the first six months of 2001. Partially offsetting these decreases was an increase in our depreciation expense due to our $48.9 million investment in equipment and facilities placed into service during 2000 for which a full year of depreciation will be recorded during the year ended December 31, 2001, the $46.7 million investment in other equipment and facilities during the first nine months of 2001 for which a partial year of depreciation will be recorded during 2001, and an increase in average outstanding indebtedness in the third quarter of 2001.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated and the percentage changes in such data as compared to the corresponding prior year period:

(Underlying data rounded to the nearest thousands)
                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                                         Percentage                          Percentage
                                                                           Change                              Change
                                                                          2001 vs.                            2001 vs.
      (Unaudited)                                    2001       2000        2000         2001       2000        2000
                                                     ----       ----        ----         ----       ----        ----
      Statement of Operations Data:
      Revenues
          Long-distance services                     61.2%      63.5%       11.8%        55.5%      63.4%         9.7%
          Cable services                             21.7%      22.0%       14.4%        20.7%      22.9%        13.7%
          Local access services                       7.3%       6.9%       22.2%         6.9%       6.7%        27.5%
          Internet services                           3.4%       2.9%       38.0%         3.2%       2.7%        48.2%
          Other services                              6.4%       4.7%       56.0%        13.7%       4.3%       304.4%
                                                 -----------------------------------------------------------------------
             Total revenues                                                 16.0%                                25.5%

      Cost of sales and services                     37.2%      39.5%        9.3%        40.2%      41.4%        21.8%
      Selling, general and administrative
        expenses                                     35.2%      35.6%       14.4%        32.7%      35.9%        14.2%
      Depreciation and amortization                  16.0%      17.5%        6.2%        15.4%      18.0%         7.4%
                                                 -----------------------------------------------------------------------
             Operating income                        11.6%       7.4%        81.7%        11.7%      4.7%       215.3%
             Net income (loss) before income
               taxes                                  3.1%      (5.2%)     168.7%         2.8%      (8.6%)      140.2%
             Net income (loss)                        1.7%      (3.1%)     164.9%         1.5%      (5.3%)      136.2%

      Other Operating Data (1):
      Cable services operating income (2)            22.6%      18.5%       39.6%        22.9%      20.2%        28.6%
      Local services operating income (loss) (3)     25.0%      12.4%      146.3%        23.3%      (4.1%)      827.2%
      Internet services operating loss (4)         (106.9%)   (132.4%)     (11.4%)     (103.4%)   (142.7%)       (7.4%)

   --------------------------
   (1)Includes customer service, marketing and advertising costs.
   (2)Computed as a percentage of total cable services revenues.
   (3)Computed as a percentage of total local services revenues.
   (4)Computed as a percentage of total Internet services revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2001 ("2001") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000 ("2000")

Revenues
Total revenues increased 16.0% from $75.9 million in 2000 to $88.0 million in 2001.

Long-distance revenues from residential, commercial, governmental, and other common carrier customers increased 11.8% to $53.9 million in 2001. The increase was largely due to the following:

   - An increase of 27.5% in revenues from other common carriers (principally WorldCom and Sprint) to $22.3 million in 2001,
   - An increase of 9.6% in private line and private network transmission services revenues to $8.1 million in 2001 due to an increased number of leased circuits in service,
   - An increase of 228.9% to $4.5 million in 2001 revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts. The increase is primarily due to an increase in circuits and services sold to rural hospitals and health clinics from 10 circuits at September 30, 2000 to 51 circuits at September 30, 2001, and
   - An increase of 5.6% in total minutes of use to 290.6 million minutes primarily due to a 8.8% increase in wholesale minutes carried for other common carriers. After excluding certain low-margin wholesale minutes no longer carried on our network in 2001, comparable total minutes of use over the prior year increased 17.1% and wholesale minutes carried for other common carriers increased 27.3% over the prior year.

Long-distance revenue increases were partially offset by the following:

   - A 2.0% decrease in our average rate billed per minute on long-distance traffic to $0.119 per minute in 2001 attributed to our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our long-distance competitors reducing their rates, off-set by a 4.5% increase in the average rate per minute on minutes carried for other common carriers due to the discontinued carriage of certain low-margin wholesale minutes, and
   - A decrease of 4.0% in the number of active residential, small business and commercial customers billed to 87,500 at September 30, 2001 as compared to September 30, 2000 primarily due to competitors' promotional offerings.

Cable revenues increased 14.4% to $19.1 million in 2001. Programming services revenues increased 15.9% to $15.2 million in 2001 and average gross revenue per average basic subscriber per month increased $5.02 or 10.4% in 2001 due to the following:

   - Basic subscribers served increased approximately 4,500 to approximately 123,000 (of which approximately 1,000 basic subscribers were acquired from G.C. Cablevision, Inc. on March 31, 2001),
   - Rates charged to subscribers in most systems increased as of February 2001,
   - New facility construction efforts in 2000 and 2001 and the acquisition of GC Cablevision, Inc. subscribers resulted in approximately 4,600 additional homes passed which contributed to additional subscribers and revenues in 2001, and
   - Digital subscriber counts increased 95.4% to approximately 21,300 at September 30, 2001 as compared to September 30, 2000.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $441,000 to $1.3 million in 2001.

Local access services revenues increased 22.2% in 2001 to $6.4 million. At September 30, 2001 approximately 73,300 lines were in service as compared to approximately 57,900 lines in service at September 30, 2000.

Internet services revenues increased 38.0% to $3.0 million in 2001 primarily due to growth in the average number of customers served. We had approximately 67,900 active residential, commercial and small business retail dial-up Internet subscribers at September 30, 2001 as compared to approximately 59,000 at September 30, 2000. We had approximately 21,500 active residential, commercial and small business retail cable modem subscribers at September 30, 2001 as compared to approximately 13,000 at September 30, 2000.

The 56% increase in other services revenues to $5.6 million in 2001 is primarily due to increased revenues from managed services.

Cost of Sales and Services
Total cost of sales and services increased 9.3% to $32.7 million in 2001. As a percentage of total revenues, total cost of sales and services decreased from 39.5% in 2000 to 37.2% in 2001.

Long-distance cost of sales and services increased 1.8% to $19.9 million in 2001. Long-distance cost of sales as a percentage of long-distance revenues decreased from 40.6% in 2000 to 36.9% in 2001 primarily due to the effect of reassigning traffic carried by satellite transponders and fiber optic cable from leased to owned capacity, reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic, and a $450,000 non-recurring refund in 2001 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements. Offsetting the 2001 decrease as compared to 2000 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect cost savings to occur when traffic carried on our own facilities grows.

Cable cost of sales and services increased 16.1% to $5.2 million in 2001. Cable cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 26.8% in 2000 to 27.2% in 2001. Cable services rate increases did not keep pace with increases in programming costs in 2001. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 2000 and 2001.

Local access services cost of sales and services increased 20.9% to $3.5 million in 2001. Local access services cost of sales and services as a percentage of local access services revenues decreased from 56.0% in 2000 to 55.4% in 2001. As local access services revenues increase, economies of scale and more efficient network utilization continue to result in reduced local access services cost of sales and services as a percentage of local access services revenues.

Internet services cost of sales and services increased 13.5% to $1.2 million in 2001. Internet services costs of sales as a percentage of Internet services revenues totaled 39.5% and 48.0% in 2001 and 2000, respectively. The Internet services costs of sales decrease as a percentage of Internet services revenues is primarily due to a $1.2 million increase in Internet's allocable portion of cable modem revenue which generally has higher margins than do other Internet products. As Internet revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of Internet revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 14.4% to $31.0 million in 2001 and, as a percentage of total revenues, decreased from 35.6% in 2000 to 35.2% in 2001. The increased expense in 2001 is due to increased health insurance and labor costs, increased accrual of a company-wide success sharing bonus, and costs to operate GFCC (see note 3 to the accompanying Notes to Interim Condensed Consolidated Financial Statements).

Depreciation and Amortization
Depreciation and amortization expense increased 6.2% to $14.1 million in 2001. The increase is attributable to our $48.9 million investment in equipment and facilities placed into service during 2000 for which a full year of depreciation will be recorded during the year ended December 31, 2001 and the $46.7 million investment in other equipment and facilities during the first nine months of 2001 for which a partial year of depreciation will be recorded during 2001.

Interest Expense, Net
Interest expense, net of interest income, decreased 21.8% to $7.5 million in 2001. This decrease resulted primarily from decreased interest rates in 2001 on our variable rate debt and approximately $294,000 earned from an interest rate swap agreement (further described in note 1(d) to the accompanying Notes to Interim Condensed Consolidated Financial Statements).

As described in note 1(d) to the accompanying Notes to Interim Condensed Consolidated Financial Statements, effective September 21, 2001, we entered into an interest rate swap agreement to convert $25 million of variable interest rate debt equal to the 90 day Libor rate plus 334 basis points to 3.98% fixed rate debt.

Income Tax Benefit (Expense)
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion of income tax benefit reflects the consolidated group's activity. Income tax benefit (expense) was $1.6 million in 2000 and ($1.2) million in 2001. The change was due to net income before income taxes in 2001 as compared to net loss before income taxes in 2000. Our effective income tax rate increased from 40.5% in 2000 to 43.8% in 2001 due to the effect of items that are nondeductible for income tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 2001 ("2001") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000 ("2000")

Revenues
Total revenues increased 25.5% from $215.6 million in 2000 to $270.5 million in 2001. Excluding the fiber optic cable capacity sale in 2001 as described in note 1(g) in the accompanying Notes to Interim Condensed Consolidated Financial Statements, total revenues increased 16.4%.

Long-distance revenues from residential, commercial, governmental, and other common carrier customers increased 9.7% to $150.0 million in 2001. The increase was largely due to the following:

   - An increase of 31.3% in private line and private network transmission services revenues to $26.6 million in 2001 due to an increased number of leased circuits in service,
   - An increase of 10.5% in revenues from other common carriers (principally WorldCom and Sprint) to $59.5 million in 2001,
   - An increase of 83.4% to $10.9 million in 2001 revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts. The increase is primarily due to an increase in circuits and services sold to rural hospitals and health clinics from 10 circuits at September 30, 2000 to 51 circuits at September 30, 2001, and
   - An increase of 0.6% in total minutes of use to 795.1 million minutes primarily due to a 2.2% increase in wholesale minutes carried for other common carriers. After excluding certain low-margin wholesale minutes no longer carried for other common carriers, comparable total minutes over the prior year increased 13.9% and wholesale minutes carried for other common carriers increased 24.1% over the prior year.

Long-distance revenue increases were partially offset by the following:

   - A 3.4% decrease in our average rate per minute on long-distance traffic to $0.118 per minute in 2001 attributed to our promotion of and customers' enrollment in calling plans offering discounted rates and length of service rebates, such plans being prompted in part by our long-distance competitors reducing their rates, off-set by a 8.1% increase in the average rate per minute on minutes carried for other common carriers due to the discontinued carriage of certain low-margin wholesale minutes, and
   - A decrease of 4.0% in the number of active residential, small business and commercial customers billed to 87,500 at September 30, 2001 as compared to September 30, 2000 primarily due to competitors' promotional offerings.

Cable revenues increased 13.7% to $56.0 million in 2001. Programming services revenues increased 10.6% to $45.0 million in 2001 and average gross revenue per average basic subscriber per month increased $5.02 or 10.4% in 2001 resulting from the following:

   - Basic subscribers served increased approximately 4,500 to approximately 123,000 (of which approximately 1,000 basic subscribers were acquired from G.C. Cablevision, Inc. on March 31, 2001),
   - Rates charged to subscribers in most systems increased as of February 2001,
   - New facility construction efforts in 2000 and 2001 and the acquisition of GC Cablevision, Inc. subscribers resulted in approximately 4,600 additional homes passed which contributed to additional subscribers and revenues in 2001, and
   - Digital subscriber counts increased 95.4% to approximately 21,300 at September 30, 2001 as compared to September 30, 2000.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $1.9 million to $3.5 million in 2001.

Local access services revenues increased 27.5% in 2001 to $18.5 million. At September 30, 2001 approximately 73,300 lines were in service as compared to approximately 57,900 lines in service at September 30, 2000.

Internet services revenues increased 48.2% to $8.8 million in 2001 primarily due to growth in the average number of customers served. We had approximately 67,900 active residential, commercial and small business retail dial-up Internet subscribers at September 30, 2001 as compared to approximately 59,000 at September 30, 2000. We had approximately 21,500 active residential, commercial and small business retail cable modem subscribers at September 30, 2001 as compared to approximately 13,000 at September 30, 2000.

The 304.4% increase in other services revenues to $37.2 million in 2001 is primarily due to the $19.5 million fiber capacity sale in 2001 as previously described and increased revenues from managed services.

Cost of Sales and Services
Total cost of sales and services increased 21.8% to $108.7 million in 2001. As a percentage of total revenues, total cost of sales and services decreased from 41.4% in 2000 to 40.2% in 2001. Excluding the fiber capacity sale in 2001, total cost of sales and services as a percentage of total revenues decreased from 41.4% in 2000 to 39.0% in 2001.

Long-distance cost of sales and services decreased 2.8% to $57.8 million in 2001. Long-distance cost of sales as a percentage of long-distance revenues decreased from 43.5% in 2000 to 38.5% in 2001 primarily due to the effect of reassigning traffic carried by satellite transponders and fiber optic cable from leased to owned capacity, reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic, and a $450,000 non-recurring refund in 2001 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements. Offsetting the 2001 decrease as compared to 2000 is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us. We expect cost savings to occur when traffic carried on our own facilities grows.

Cable cost of sales and services increased 15.7% to $15.2 million in 2001. Cable cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 26.7% in 2000 to 27.1% in 2001. Cable services rate increases did not keep pace with increases in programming costs in 2001. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 2000 and 2001.

Local access services cost of sales and services increased 22.4% to $10.2 million in 2001. Local access services cost of sales and services as a percentage of local access services revenues decreased from 57.2% in 2000 to 54.9% in 2001. As local access services revenues increase, economies of scale and more efficient network utilization continue to result in reduced local access services cost of sales and services as a percentage of local access services revenues.

Internet services cost of sales and services increased 14.5% to $3.6 million in 2001. Internet services costs of sales as a percentage of Internet services revenues totaled 41.2% and 53.3% in 2001 and 2000, respectively. The Internet services costs of sales decrease as a percentage of Internet services revenues is primarily due to a $3.4 million increase in Internet's allocable portion of cable modem revenue which generally has higher margins than do other Internet products. As Internet revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of Internet revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 14.2% to $88.4 million in 2001 and, as a percentage of total revenues, decreased from 35.9% in 2000 to 32.7% in 2001. Excluding the fiber capacity sale in 2001, selling, general and administrative expenses, as a percentage of total revenues, decreased from 35.9% in 2000 to 34.7% in 2001. The increase in 2001 is due to increased health insurance and labor costs, increased accrual of a company-wide success sharing bonus, and incremental new costs to operate GFCC (see note 3 to the accompanying Notes to Interim Condensed Consolidated Financial Statements).

Depreciation and Amortization
Depreciation and amortization expense increased 7.4% to $41.8 million in 2001. The increase is attributable to our $48.9 million investment in equipment and facilities placed into service during 2000 for which a full year of depreciation will be recorded during the year ended December 31, 2001 and the $46.7 million investment in other equipment and facilities during the first nine months of 2001 for which a partial year of depreciation will be recorded during 2001.

Interest Expense, Net
Interest expense, net of interest income, decreased 15.5% to $24.2 million in 2001. This decrease resulted primarily from decreased interest rates in 2001 on our variable rate debt, approximately $579,000 earned from an interest rate swap agreement (further described in note 1(d) to the accompanying Notes to Interim Condensed Consolidated Financial Statements), and decreased average outstanding long-term debt balances during the first six months of 2001. Partially offsetting these decreases was an increase in our average outstanding capital lease obligation balances resulting from the lease of satellite transponder capacity.

As described in note 1(d) to the accompanying Notes to Interim Condensed Consolidated Financial Statements, effective September 21, 2001, we entered into an interest rate swap agreement to convert $25 million of variable interest rate debt equal to the 90 day Libor rate plus 334 basis points to 3.98% fixed rate debt.

Income Tax Benefit (Expense)
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussions of income tax benefit and net operating loss carryforwards reflect the consolidated group's activity and balances.

Income tax benefit (expense) was $7.2 million in 2000 and ($3.4) million in 2001. The change was due to our generation of net income before income taxes in 2001 as compared to a net loss before income taxes in 2000. Our effective income tax rate increased from 38.8% in 2000 to 44.9% in 2001 due to the effect of items that are nondeductible for income tax purposes.

At September 30, 2001, we have (1) tax net operating loss carryforwards of approximately $143.6 million that will begin expiring in 2007 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.6 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We estimate that our effective income tax rate for financial statement purposes will be approximately 45% to 50% in 2001.

The GCI consolidated group U.S. income tax return for 1999 was selected for examination by the Internal Revenue Service during 2001. The examination commenced during the third quarter of 2001. We believe this examination will not have a material adverse effect on our financial position, results of operations or our liquidity.

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2001 and 2000:
                                                            (Amounts in thousands, except per share amounts)
                                                      -------------------------------------------------------------
                                                       First         Second       Third       Fourth        Total
                                                       Quarter       Quarter     Quarter     Quarter         Year
                                                      -------------------------------------------------------------
     2001
     ----
     Revenues:
       Long-distance services                        $  46,236        49,851      53,892                   149,979
       Cable services                                   18,046        18,873      19,113                    56,032
       Local access services                             5,958         6,183       6,397                    18,538
       Internet services                                 2,619         3,134       3,019                     8,772
       Other services                                   24,058         7,494       5,598                    37,150
                                                      -------------------------------------------------------------
          Total revenues                                96,917        85,535      88,019                   270,471
     Operating income                                   13,042         8,411      10,192                    31,645
     Net income before income taxes                      4,322           436       2,717                     7,475
     Net income                                          2,423           166       1,527                     4,116

     2000
     ----
     Revenues:
       Long-distance services                        $  43,620        44,855      48,185      46,016       182,676
       Cable services                                   15,930        16,660      16,708      18,600        67,898
       Local access services                             4,520         4,789       5,236       5,660        20,205
       Internet services                                 1,713         2,018       2,188       2,506         8,425
       Other services                                    2,494         3,104       3,589       4,214        13,401
                                                      -------------------------------------------------------------
          Total revenues                                68,277        71,426      75,906      76,996       292,605
     Operating income                                      877         3,550       5,610       5,966        16,003
     Net loss before income taxes                       (8,962)       (5,665)     (3,954)     (3,068)      (21,649)
     Net loss                                           (5,498)       (3,526)     (2,352)     (1,858)      (13,234)

Revenues
Total revenues for the quarter ended September 30, 2001 ("third quarter") were $88.0 million, representing a 2.9% increase from $85.5 million for the quarter ended June 30, 2001 ("second quarter"). The third quarter increase resulted from a 8.1% increase in long-distance services revenue to $53.9 million primarily due to a 16.5% increase in revenues from other common carriers to $22.3 million. Long distance minutes increased 11.3% to 290.6 million minutes, primarily due to a 28.4% increase in other common carrier minutes (principally WorldCom and Sprint) off-set by a 14.6% decrease in minutes of traffic carried for customers other than other common carriers. The long-distance average rate per minute was $.117 and $.119 in the second and third quarters, respectively. The increase in long-distance services revenue is off-set by a $1.9 million decrease in other services revenue primarily due to a decrease in non-recurring project management services revenue.

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

Cost Of Sales and Services
Cost of sales and services decreased from $33.8 million in the second quarter to $32.7 million in the third quarter. As a percentage of revenues, second and third quarter cost of sales and services totaled 39.6% and 37.2%, respectively. The third quarter decrease as a percentage of revenues results from reductions in access costs due to distribution and termination of traffic on our own long-distance and local services networks instead of paying other carriers to distribute and terminate our traffic, a 1.9% increase to $.119 in the average rate per minute billed to customers, and a $450,000 non-recurring refund in the third quarter from a local exchange carrier in respect of its earnings that exceeded regulatory requirements. Partially off-setting the third quarter decrease is an increase in cable programming costs without a corresponding revenue increase. We expect cost savings to continue as traffic carried on our own facilities grows.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.4 million in the third quarter as compared to the second quarter. As a percentage of revenues, third quarter selling, general and administrative expenses were 35.2% as compared to 34.6% for the second quarter. The increase in selling, general and administrative expenses in the third quarter as compared to the second quarter is primarily due to incremental new costs to operate GFCC (see note 3 to the accompanying Notes to Interim Condensed Consolidated Financial Statements).

Net Income
We reported net income of $1.5 million for the third quarter as compared to a $166,000 for the second quarter. The increase is due to increased operating income and reduced net interest expense, offset by increased income tax expense.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities totaled $63.6 million in the nine month period ended September 30, 2001 ("2001") as compared to $35.0 million in the nine month period ended September 30, 2000 ("2000"), net of changes in the components of working capital. The increase in 2001 is primarily due to the fiber capacity sale in 2001 and increased cash flow from all service offerings. Expenditures for property and equipment, including construction in progress, totaled $46.7 million in 2001. Other uses of cash during 2001 included repayment of $13.0 million of long-term borrowings and capital lease obligations, advances to Kanas and payments on Kanas' behalf of approximately $5.6 million (see note 3 to the accompanying Notes to Interim Condensed Consolidated Financial Statements), payment of a $1.2 million equipment lease deposit, and payment of $1.0 million in Series B preferred stock dividends. Other sources of cash in 2001 include $10.0 million in long-term borrowings and a $2.9 million contribution from GCI.

Trade receivables increased $8.3 million from December 31, 2000 to September 30, 2001 primarily due to an increase in other common carrier trade receivables and broadband trade receivables related to our services to hospitals and health clinics.

Working capital totaled $3.2 million at September 30, 2001, a $5.8 million decrease from working capital of $9.0 million as of December 31, 2000. The decrease is primarily attributed to our use of proceeds from the fiber capacity sale to purchase long-term capital assets and repay long-term debt.

On October 25, 2000, March 23, 2001 and October 31, 2001 we amended the Holdings $150,000,000 and $50,000,000 credit facilities. The amendments provided for our acquisition of Kanas and Rogers, and contain, among other things, provision for payment of a one-time amendment fees of $433,000, changes in certain financial covenants and ratios, and a limit of $70 million and $60 million for 2001 and 2000, respectively, for capital expenditures (excluding capital expenditures by certain subsidiaries). Under these amendments, Holdings may not permit the ratio of:

   - senior debt to annualized operating cash flow (as defined) of Holdings and certain of its subsidiaries to exceed 2.50 to 1.0 through September 30, 2003 and must maintain a ratio of annualized operating cash flow to fixed charges of at least 1.0 to 1.0 effective January 1, 2002 (which adjusts to 1.05 to 1.0 in April, 2003 and thereafter) and,
   - fixed charges coverage ratio (as defined) of Holdings and certain of its subsidiaries to exceed 1.00 to 1.00 from January 1, 2003 through March 31, 2004 (which adjusts to 1.05 to 1.0 in April, 2004 and thereafter).

We were in compliance with all loan covenants at September 30, 2001.

Our expenditures for property and equipment, including construction in progress, totaled $46.7 million and $33.4 million during the first nine months of 2001 and 2000, respectively. We expect our expenditures for property and equipment, including construction in progress, for our core operations to total approximately $60.0 million during the year ended December 31, 2001. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, continuing development of our PCS network and upgrades to our cable television plant.

The long-distance, local access, cable, Internet and wireless services industries are experiencing increasing competition and rapid technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive environment and by our ability to fund and implement new technologies. We are unable to determine how competition and technological changes will affect our ability to obtain financing.

We believe that we will be able to meet our current and long-term liquidity and capital requirements and fixed charges through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources. We plan to fund the acquisition of Rogers through our senior credit facility. Should cash flows be insufficient to support additional borrowings, capital expenditures will likely be reduced.

                          New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. We do not expect that the adoption of SFAS No. 141 will have a significant impact on our financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangibles with indefinite useful lives, on a prospective basis, will no longer be amortized, however will be tested for impairment at least annually, based on a fair value comparison. Intangibles that have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. We will be required to adopt this statement no later than January 1, 2002. At the date of adoption, we will be required to complete a transitional intangible asset impairment test. Any resulting impairment loss will be recognized as a cumulative effect of a change in accounting principle. In connection with the adoption of this standard, our unamortized goodwill balance will no longer be amortized, but will continue to be tested for impairment. We estimate that 2002 amortization expense of goodwill will be reduced by approximately $1.2 million. We are assessing which other intangible assets should be categorized as having indefinite useful lives and the total impact of such standard on our results of operations, financial position and cash flows.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We will be required to adopt this statement no later than January 1, 2003 and do not expect this statement to have a material effect on our results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We will be required to adopt this statement no later than January 1, 2002 and are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

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

The volume of oil transported by the TransAlaska Oil Pipeline System ("TAPS") over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of 1.0 million barrels produced per day in fiscal 2001. The state forecasts the production of 1.1 million barrels per day in fiscal 2002. The state forecasts a temporary reversal of the production rate decline through fiscal 2006 due to new developments at the Alpine, Nanuq, Northstar and Meltwater fields and new Prudhoe Bay satellite production.

Market prices for North Slope oil averaged $27.92 in fiscal 2001 and is forecasted to average $24.54 in fiscal 2002. The state forecasts the average price of North Slope oil to decline to $21.41 in fiscal 2003. The closing price per barrel was $23.17 on November 5, 2001.

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

Should new oil discoveries or developments not materialize or the price of oil become depressed, the long term trend of continued decline in oil production from the Prudhoe Bay field area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on us, in particular. In the past year there has been a renewed effort to allow exploration and development in the Arctic National Wildlife Refuge ("ANWR"). On August 2, 2001 the U.S. House of Representatives voted in favor of opening ANWR and now the bill must go before the Senate.

Deployment of a natural gas pipeline from Alaska's North Slope to the lower 48 states has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the state of Alaska's revenues and the Alaska economy. According to their public comments, neither Exxon Mobil, BP or Phillips Petroleum, Alaska's large natural gas owners, believe either natural gas pipeline makes financial sense based upon their preliminary analysis. The governor of the State of Alaska and certain natural gas transportation companies continue to support a natural gas pipeline.

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

Our Senior Holdings Loan carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of September 30, 2001, we have borrowed $92.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $927,000 in additional gross interest cost on an annualized basis.

On January 3, 2001 we entered into an interest rate swap agreement to convert $50 million in 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points. The swap agreement carries interest rate risk. Should the Libor rate change, our interest expense will increase or decrease accordingly. A 1% change in the variable interest rate will change the annualized benefit of the swap by $500,000. As of September 30, 2001, the interest rate spread between the fixed and swapped variable rate is 2.73%, an annualized reduction in interest expense of approximately $1,365,000. As of November 1, 2001, the interest rate spread between the fixed and swapped variable rate is 4.18%, an annualized reduction in interest expense of approximately $2,090,000.

On September 21, 2001, we entered into an interest rate swap agreement to convert $25 million of variable interest rate debt equal to the 90 day Libor rate plus 334 basis points to 3.98% fixed rate debt. The swap agreement carries interest rate risk. Should the Libor rate change, our interest expense will increase or decrease accordingly. A 1% change in the variable interest rate will change the annualized benefit of the swap by $250,000. As of September 30, 2001, the interest rate spread between the variable rate and swapped fixed rate is 1.19%, an annualized increase in interest expense of approximately $298,000. As of October 22, 2001, the interest rate spread between the fixed and swapped variable rate is 1.52%, an annualized increase in interest expense of approximately $380,000.

Our Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 2.5%-2.75%, or at our choice, the lender's prime rate plus 1.25%-1.5%. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of September 30, 2001, we have borrowed $60.0 million subject to interest rate risk. On this amount, a

1% increase in the interest rate would cost us $600,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of September 30, 2001, we have borrowed $47.0 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $470,000 in additional gross interest cost on an annualized basis.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which we are a party is included in note 5 to the Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                     Exhibit 10.89 - Seventh Amendment to $50,000,000 Amended
                                     and Restated Credit Agreements

                     Exhibit 10.90 - Seventh Amendment to $200,000,000 Amended
                                     and Restated Credit Agreements

                (b) Reports on Form 8-K filed during the quarter ended September 30, 2001 - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GCI, INC.

                 Signature                                     Title                              Date
--------------------------------------      ----------------------------------------      ----------------------
/s/                                         President and Director                           November 12, 2001
--------------------------------------      (Principal Executive Officer)                 ----------------------
Ronald A. Duncan

/s/                                         Vice President and Director                      November 12, 2001
--------------------------------------                                                    ----------------------
G. Wilson Hughes

/s/                                         Secretary, Treasurer and Director                November 12, 2001
--------------------------------------      (Principal Financial and Accounting           ----------------------
John M. Lowber                              Officer)