Form 10-Q
period 2002-03-31
GCI INC
filed 2002-05-15
CIK 75679

As filed with the Securities and Exchange Commission on May 15, 2002.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                FOR THE QUARTER ENDED MARCH 31, 2002

                                                                                                    Page No.
                                                                                                    --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of March 31, 2002
                       (unaudited) and December 31, 2001..................................................5

                    Consolidated Statements of Operations for the
                       Three months ended March 31, 2002
                       (unaudited) and 2001 (unaudited)...................................................7

                    Consolidated Statements of Stockholder's Equity
                       for the three months ended March 31, 2002
                       (unaudited) and 2001 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2002 (unaudited)
                       and 2001 (unaudited)...............................................................9

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................10

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................18

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................32

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................32

         Item 6.    Exhibits and Reports on Form 8-K......................................................33

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................34

            Cautionary Statement Regarding Forward-Looking Statements


You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission ("SEC"). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "project," or "continue" or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Securities Reform Act. Such risks, uncertainties and other factors include but are not limited to those identified below.

- Material adverse changes in the economic conditions in the markets we serve and in general economic conditions;
- The efficacy of the rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
- Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local, cable and Internet services;
- The extent and pace at which different competitive environments develop for each segment of our business;
- The extent and duration for which competitors from each segment of the telecommunication industries are able to offer combined or full service packages prior to our being able to do so;
- The degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry;
- Competitor responses to our products and services and overall market acceptance of such products and services;
- The outcome of our negotiations with incumbent local exchange carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements;
- Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
- Success and market acceptance for new initiatives, many of which are untested;
- The level and timing of the growth and profitability of new initiatives, particularly local telephone services expansion, Internet (consumer and business) services expansion and wireless services;
- Start-up costs associated with entering new markets, including advertising and promotional efforts;
- Risks relating to the operations of new systems and technologies and applications to support new initiatives;
-  Local conditions and obstacles;
- The impact of oversupply of capacity resulting from excessive deployment of network capacity;
- Uncertainties inherent in new business strategies, new product launches and development plans, including local telephone services, Internet services, wireless services, digital video services, cable modem services, digital subscriber line services, and transmission services and the offering of these services in geographic areas with which we are unfamiliar;

- The risks associated with technological requirements, technology substitution and changes and other technological developments;
- Development and financing of telecommunication, local telephone, wireless, Internet and cable networks and services;
- Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
-  Availability of qualified personnel;
- Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska, and adverse outcomes from regulatory proceedings;
- Uncertainties in federal military spending levels and military base closures in markets in which we operate;
- The ongoing global and domestic trend towards consolidation in the telecommunications industry, which trend may be the effect of making the competitors larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively; and
- Other risks detailed from time to time in our periodic reports filed with the SEC.

You should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement, and such risks, uncertainties and other factors speak, only as of the date on which they were originally made and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard to those statements or any other change in events, conditions or circumstances on which any such statement is based, except as required by law. New factors emerge from time to time, and it is not possible for us to predict what factors will arise or when. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                        GCI, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                                                 (Unaudited)
                                                                                  March 31,      December 31,
                            ASSETS                                                  2002             2001
---------------------------------------------------------------------------    ---------------- ---------------
                                                                                    (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                 $     13,368           11,097
                                                                               --------------- ----------------

    Receivables:
        Trade                                                                       59,145           58,895
        Employee and other                                                             996            1,587
                                                                               --------------- ----------------
                                                                                    60,141           60,482
        Less allowance for doubtful receivables                                      4,280            4,166
                                                                               --------------- ----------------
           Net receivables                                                          55,861           56,316
                                                                               --------------- ----------------

    Deferred income taxes, net                                                       5,386            4,690
    Inventories                                                                      4,021            3,462
    Prepaid and other current assets                                                 2,578            3,061
    Property held for sale                                                             517              481
    Notes receivable with related parties                                              146              182
                                                                               --------------- ----------------
           Total current assets                                                     81,877           79,289
                                                                               --------------- ----------------

Property and equipment in service, net of depreciation                             391,981          395,887
Construction in progress                                                            14,211            8,121
                                                                               --------------- ----------------
           Net property and equipment                                              406,192          404,008
                                                                               --------------- ----------------

Cable certificates, net of amortization of $26,884,000 at March 31,
   2002 and December 31, 2001                                                      191,132          191,132
Goodwill, net of amortization of $7,200,000 at March 31, 2002 and December
   31, 2001                                                                         41,205           40,940
Other intangible assets, net of amortization of $1,431,000 and $1,252,000
   at March 31, 2002 and December 31, 2001, respectively                             3,182            3,387
Deferred loan and senior notes costs, net of amortization of $6,325,000
   and $5,568,000 at March 31, 2002 and December 31, 2001, respectively              6,654            7,630
Notes receivable with related parties                                                5,388            3,246
Other assets, at cost, net of amortization of $72,000 and $70,000 at March
   31, 2002 and December 31, 2001, respectively                                      5,567            5,047
                                                                               --------------- ----------------
           Total other assets                                                      253,128          251,382
                                                                               --------------- ----------------
           Total assets                                                       $    741,197          734,679
                                                                               =============== ================

See accompanying notes to interim condensed consolidated financial statements.


                                       5                             (Continued)

                                        GCI, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                               (Continued)
                                                                                 (Unaudited)
                                                                                  March 31,      December 31,
              LIABILITIES AND STOCKHOLDER'S EQUITY                                  2002             2001
---------------------------------------------------------------------------    ---------------- ---------------
                                                                                    (Amounts in thousands)
Current liabilities:
    Current maturities of obligations under long-term debt and capital
       leases                                                                 $     17,391            7,346
    Accounts payable                                                                35,275           36,464
    Deferred revenue                                                                11,396           11,129
    Accrued payroll and payroll related obligations                                 10,587           15,289
    Due to related party                                                             5,031            5,160
    Accrued interest                                                                 4,433            8,049
    Accrued liabilities                                                              5,417            4,697
    Subscriber deposits                                                              1,407            1,121
                                                                              ---------------- ----------------
        Total current liabilities                                                   90,937           89,255

Long-term debt, excluding current maturities                                       345,000          346,000
Obligations under capital leases, excluding current maturities                      44,913           45,016
Obligations under capital leases due to related party, excluding
  current maturities                                                                   593              620
Deferred income taxes, net of deferred income tax benefit                           27,521           25,069
Other liabilities                                                                    5,360            4,339
                                                                              ---------------- ----------------
        Total liabilities                                                          514,324          510,299
                                                                              ---------------- ----------------

Stockholder's equity:
  Class A common stock. Authorized 10,000 shares; issued and outstanding 100
       shares at March 31, 2002 and December 31, 2001                              206,622          206,622
  Paid-in capital                                                                   45,078           44,902
  Retained deficit                                                                 (24,940)         (27,152)
  Accumulated other comprehensive income                                               113                8
                                                                              ---------------- ----------------
        Total stockholder's equity                                                 226,873          224,380
  Commitments and contingencies
                                                                              ---------------- ----------------
        Total liabilities and stockholder's equity                           $     741,197          734,679
                                                                              ================ ================

See accompanying notes to interim condensed consolidated financial statements.

                                   GCI, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                    (Unaudited)
                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                2002           2001
                                                                          -------------- ----------------
                                                                              (Amounts in thousands)
      Revenues                                                           $     88,210         96,917

      Cost of sales and services                                               31,237         42,086
      Selling, general and administrative expenses                             31,882         27,850
      Depreciation and amortization expense                                    14,715         13,939
                                                                          -------------- ----------------
           Operating income                                                    10,376         13,042
                                                                          -------------- ----------------

      Interest expense                                                          6,591          8,883
      Interest income                                                              73            163
                                                                          -------------- ----------------
           Interest expense, net                                                6,518          8,720
                                                                          -------------- ----------------

           Net income before income taxes                                       3,858          4,322

      Income tax expense                                                        1,646          1,899
                                                                          -------------- ----------------
           Net income                                                    $      2,212          2,423
                                                                          ============== ================

      See accompanying notes to interim condensed consolidated financial statements.

                                                        GCI, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                        Shares of                                         Accumulated
                                                         Class A      Class A                                Other
(Unaudited)                                              Common       Common      Paid-in    Retained    Comprehensive
(Amounts in thousands)                                    Stock       Stock       Capital     Deficit        Income          Total
                                                       -----------------------------------------------------------------------------
Balances at December 31, 2000                              100       $206,622      29,941     (31,741)         ---          204,822
Net income                                                 ---            ---         ---       2,423          ---            2,423
Contribution from General Communication, Inc.              ---            ---       3,529         ---          ---            3,529
                                                       -----------------------------------------------------------------------------
Balances at March 31, 2001                                 100       $206,622      33,470     (29,318)         ---          210,774
                                                       =============================================================================

Balances at December 31, 2001                              100       $206,622      44,902     (27,152)           8          224,380
Components of comprehensive income:
   Net income                                              ---            ---         ---       2,212          ---            2,212
   Fair value of cash flow hedge, net of income tax
     benefit of $72                                        ---            ---         ---         ---          105              105
                                                                                                                         -----------
      Comprehensive income                                                                                                    2,317
Contribution from General Communication, Inc.              ---            ---         176         ---          ---              176
                                                       -----------------------------------------------------------------------------
Balances at March 31, 2002                                 100       $206,622      45,078     (24,940)         113          226,873
                                                       =============================================================================

 See accompanying notes to interim condensed consolidated financial statements

                                     GCI, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             (Unaudited)
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                         2002           2001
                                                                                    -------------- --------------
                                                                                       (Amounts in thousands)
        Operating activities:
          Net income                                                               $     2,212          2,423
            Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                           14,715         13,939
                Amortization charged to selling, general and administrative                ---              9
                Non-cash cost of sale                                                      ---         10,877
                Deferred income tax expense                                              1,646          1,899
                Bad debt expense, net of write-offs                                        124            544
                Deferred compensation and compensatory stock options                       251            242
                Other noncash income and expense items                                     110            (84)
                Change in operating assets and liabilities                              (6,809)         1,393
                                                                                    -------------- --------------
                  Net cash provided by operating activities                             12,249         31,242
                                                                                    -------------- --------------

        Investing activities:
           Purchases of property and equipment                                         (16,069)       (13,522)
           Advances and billings to Kanas Telecom, Inc.                                    ---         (2,716)
           Payment of deposit                                                              ---         (1,200)
           Notes receivable issued to related parties                                   (5,669)          (121)
           Payments received on notes receivable with related parties                    3,587            146
           Purchases of other assets                                                      (428)          (796)
                                                                                    -------------- --------------
                  Net cash used by investing activities                                (18,579)       (18,209)
                                                                                    -------------- --------------

        Financing activities:
          Repayments of long-term borrowings and capital lease obligations                 (86)       (12,140)
          Long-term borrowings - bank debt                                               9,000            ---
          Cash contribution from (to) General Communication, Inc.                         (313)           511
                                                                                    -------------- --------------
                  Net cash provided (used) by financing activities                       8,601        (11,629)
                                                                                    -------------- --------------
                  Net increase in cash and cash equivalents                              2,271          1,404

                  Cash and cash equivalents at beginning of period                      11,097          5,962
                                                                                    -------------- --------------
                  Cash and cash equivalents at end of period                       $    13,368          7,366
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

       (a)   Business
             We offer the following services:
             - Long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries
             -   Cable television services throughout Alaska
             - Facilities-based competitive local access services in Anchorage, Fairbanks and Juneau, Alaska
             -   Internet access services
             -   Termination of traffic in Alaska for certain common carriers
             -   Private line and private network services
             -   Managed services to certain commercial customers
             - Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics
             - Sales and service of dedicated communications systems and related equipment
             - Lease and sales of capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

       (b)   Principles of Consolidation
             The interim condensed consolidated financial statements include the accounts of GCI, Inc., GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI Cable, Inc., and GCI Transport Co., Inc., GCI Holdings, Inc.'s 85% controlling interest in GCI Fiber Communication Co., Inc., GCI Communication Corp.'s wholly-owned subsidiary Potter View Development Co., Inc., GCI Cable, Inc.'s wholly-owned subsidiary GCI American Cablesystems, Inc., GCI American Cablesystems, Inc.'s wholly-owned subsidiary GCI Cablesystems of Alaska, Inc., GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Satellite Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Co., Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Co., Inc.'s wholly-owned partnership Alaska United Fiber System Partnership ("Alaska United").

       (c)   Earnings Per Share and Common Stock
             We are a wholly owned subsidiary of GCI and, accordingly, we are not required to present earnings per share. Our common stock is not publicly traded.

       (d)   Sale of Fiber Optic Cable System Capacity
             During the first quarter of 2001 we completed a $19.5 million sale of long-haul capacity in the Alaska United undersea fiber optic cable system ("fiber capacity sale") in a cash transaction. The sale included both capacity within Alaska, and between Alaska and the 48 contiguous states south of or below Alaska ("Lower 48"). We used the proceeds from the fiber capacity sale to repay $11.7 million of the Fiber Facility debt and to fund capital expenditures and working capital.


                                       10                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             The fiber capacity sale contract gave the purchaser an indefeasible right to use a certain amount of fiber system capacity and expires on February 4, 2024. The term may be extended if the actual useful life of the fiber system capacity extends beyond the estimated useful life of twenty-five years. The fiber system capacity sold is integral equipment because it is attached to real estate. Because all of the benefits and risks of ownership have been transferred to the purchaser upon full receipt of the purchase price and other terms of the contract meet the requirements of Statement of Financial Accounting Standard ("SFAS") No. 66, "Accounting for Sales of Real Estate" we accounted for the fiber capacity sale as a sales-type lease. We recognized $19.5 million in revenue from the fiber capacity sale. We recognized $10.9 million as cost of sales during the three months ended March 31, 2001.

             The accounting for the sale of fiber system capacity is currently evolving and accounting guidance may become available in the future which could require us to change our policy. If we are required to change our policy, it is likely the effect would be to recognize the gain from future sales of fiber capacity, if any, over the term the capacity is provided.

       (e)   New Accounting Pronouncements
             In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. Adoption of SFAS No. 141 has not had a significant impact on our results of operations, financial position or cash flows.

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

             In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Adoption of SFAS No. 144 has not had a significant impact on our results of operations, financial position or cash flows.


                                       11                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       (f)   Reclassifications
             Reclassifications have been made to the 2001 financial statements to make them comparable with the 2002 presentation.

       (g)   Other
             The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

(2)    Consolidated Statements of Cash Flows Supplemental Disclosures

       Changes in operating assets and liabilities consist of (amounts in thousands):
              Three month periods ended March 31,                                           2002         2001
                                                                                       ------------- ------------
              Decrease in accounts receivables                                        $      519         3,100
              Increase in inventories                                                       (559)         (193)
              Decrease in prepaid and other current assets                                   588            96
              Increase (decrease) in accounts payable                                     (1,189)          672
              Increase in deferred revenues                                                  267           490
              Increase (decrease) in accrued payroll and payroll related obligations      (4,702)          657
              Decrease in accrued interest                                                (3,616)       (4,191)
              Increase in accrued liabilities                                                720           824
              Increase (decrease) in subscriber deposits                                     286           (55)
              Increase (decrease) in components of other long-term liabilities               877            (7)
                                                                                       ------------- ------------
                                                                                      $   (6,809)        1,393
                                                                                       ============= ============

       We paid interest totalling approximately $10,207,000 and $13,074,000 during the three-month periods ended March 31, 2002 and 2001, respectively.


                                       12                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(3)    Intangible Assets
       Effective with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, goodwill and cable certificates (certificates of convenience and public necessity) are no longer amortized. The following pro forma financial information reflects net income as if goodwill and cable certificates were not subject to amortization for the three months ended March 31, 2001 (amounts in thousands):

                                                                Net Income
                                                              -------------
          Net income, as reported                            $    2,423
          Add cable certificate amortization, net of
            income taxes                                            724
          Add goodwill amortization, net of income taxes            177
                                                              -------------
               Adjusted net income                           $    3,324
                                                              =============

       Cable certificates are allocated to our cable services reportable segment. Goodwill is not allocated to a reportable segment, but is included in the All Other category in note 5.

       Amortization expense for amortizable intangible assets for the three months ended March 31, 2002 and 2001 was approximately $965,000 and $2,094,000 (inclusive of goodwill and cable certificate amortization expense), respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

          Years ending
          December 31,
            2002       $ 760
            2003         374
            2004         229
            2005         123
            2006         119

       No intangible assets have been impaired based upon impairment testing performed as of January 1, 2002.

(4)    Long-term Debt
       We expect to refinance the Senior Holdings Loan and the Fiber Facility in the second or third quarter of 2002. Upon completion of the refinancing we expect to recognize $2.7 million to $2.9 million as an extraordinary loss before income tax effect.

(5)    Industry Segments Data
       Our reportable segments are business units that offer different products. The reportable segments are each managed separately and offer distinct products with different production and delivery processes.

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

         Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 33 communities and areas in Alaska, including the state's three largest urban areas, Anchorage, Fairbanks and Juneau. We offer digital cable television services in Anchorage, Fairbanks, Juneau and Kenai and retail cable modem service (through our Internet services segment) in Anchorage, Fairbanks, Juneau and several other communities in Alaska. We plan to expand our product offerings as plant upgrades are completed in other communities in Alaska.

         Local access services. We offer facilities based competitive local exchange services in Anchorage, Fairbanks and Juneau and plan to provide similar competitive local exchange services in other locations pending regulatory approval.

         Internet services. We offer wholesale and retail Internet services. We offer cable modem service in Anchorage, Fairbanks, Juneau and several other communities in Alaska and plan to provide cable modem service in other areas in 2002. Our undersea fiber optic cable allows us to offer enhanced services with high-bandwidth requirements.

       Included in the "All Other" category in the tables that follow are our managed services, product sales, cellular telephone services, and, during the three months ended March 31, 2001, management services for Kanas, a related party. None of these business units has ever met the quantitative thresholds for determining reportable segments. Also included in the All Other category are corporate related expenses including management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses. In 2001, the All Other category includes revenues and costs associated with the sale of undersea fiber optic cable system capacity (see note 1(d)).

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

       Summarized financial information for our reportable segments and for the
       All Other category for the three months ended March 31, 2002 and 2001 follows (amounts in thousands):
                                                       Reportable Segments
                                     --------------------------------------------------------
                                          Long-               Local                  Total
                                         Distance   Cable     Access   Internet    Reportable      All
                                         Services  Services  Services  Services     Segments      Other      Total
                                     ------------------------------------------------------------------------------
                   2002
       Revenues:
         Intersegment                $     5,329       496     2,673     2,143       10,641         186      10,827
         External                         50,068    21,346     7,308     3,573       82,295       5,915      88,210
                                     ------------------------------------------------------------------------------
            Total revenues           $    55,397    21,842     9,981     5,716       92,936       6,101      99,037
                                     ==============================================================================

                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                       Reportable Segments
                                     --------------------------------------------------------
                                          Long-               Local                  Total
                                         Distance   Cable     Access   Internet    Reportable      All
                                         Services  Services  Services  Services     Segments      Other      Total
                                     ------------------------------------------------------------------------------
       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes    $    24,548     9,884       844    (2,935)      32,341      (7,026)     25,315
                                     ==============================================================================

       Operating income (loss)       $    17,850     5,713        34    (3,825)      19,772      (9,172)     10,600
                                     ==============================================================================

                   2001
       Revenues:
         Intersegment                $     4,835       377     1,635     1,210        8,057         203       8,260
         External                         46,236    18,046     5,958     2,619       72,859      24,058      96,917
                                     ------------------------------------------------------------------------------
            Total revenues           $    51,071    18,423     7,593     3,829       80,916      24,261     105,177
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes    $    18,755     8,425     1,146    (2,967)      25,359       1,854      27,213
                                     ==============================================================================

       Operating income (loss)       $    12,759     3,415       339    (3,580)      12,933         341      13,274
                                     ==============================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):
                 Three months ended March 31,                                       2002           2001
                                                                               ------------- --------------
                 Reportable segment revenues                                  $    92,936         80,916
                 Plus All Other revenues                                            6,101         24,261
                 Less intersegment revenues eliminated in consolidation           (10,827)        (8,260)
                                                                               ------------- --------------
                      Consolidated revenues                                   $    88,210         96,917
                                                                               ============= ==============

                                       15                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment earnings from operations before depreciation, amortization, net interest expense and income taxes to consolidated net income before income taxes follows (amounts in thousands):
                 Three months ended March 31,                                       2002           2001
                                                                               -------------- --------------
                 Reportable segment earnings from operations before
                   depreciation, amortization, net interest expense and
                   income taxes                                               $    32,341         25,359
                 Plus (less) All Other loss from operations before
                   depreciation, amortization, net interest expense and
                   income taxes                                                    (7,026)         1,854
                 Less intersegment contribution eliminated in consolidation          (224)          (232)
                                                                               -------------- --------------
                      Consolidated earnings from operations before
                        depreciation, amortization, net interest expense
                        and income taxes                                           25,091         26,981
                 Less depreciation and amortization expense                        14,715         13,939
                                                                               -------------- --------------
                      Consolidated operating income                                10,376         13,042
                 Less interest expense, net                                         6,518          8,720
                                                                               -------------- --------------
                      Consolidated net income before income taxes             $     3,858          4,322
                                                                               ============== ==============

       A reconciliation of reportable segment operating income to consolidated net income before income taxes follows (amounts in thousands):
                 Three months ended March 31,                                       2002           2001
                                                                               -------------- -------------
                 Reportable segment operating income                          $    19,772         12,933
                 Plus (less) All Other operating loss                              (9,172)           341
                 Less intersegment contribution eliminated in consolidation          (224)          (232)
                                                                               -------------- -------------
                      Consolidated operating income                                10,376         13,042
                 Less interest expense, net                                         6,518          8,720
                                                                               -------------- -------------
                      Consolidated net income before income taxes             $     3,858          4,322
                                                                               ============== =============

(6)    Commitments and Contingencies

       Bid to Purchase Fiber Optic Cable System Assets
       The assets of WCI Cable, Inc. and its subsidiaries ("WCIC"), a competing fiber optic cable system connecting Alaska to the Lower 48 states, were offered for sale following its bankruptcy filing and reorganization. We were not the successful bidder and we expect to continue to pursue other opportunities to secure facilities to supplement our existing backup facilities.

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


                                       16                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Internal Revenue Service Examination
       GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. GCI's U.S. income tax return for 1999 was selected for examination by the Internal Revenue Service during 2001. The examination commenced during the third quarter of 2001. We believe this examination will not have a material adverse effect on our financial position, results of operations or our liquidity.

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

General Overview
We have experienced significant growth in recent years through strategic acquisitions, deploying new business lines and expansion of our existing businesses. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.

Long-Distance Services Overview
During the first quarter of 2002 long-distance services revenue represented 56.8% of consolidated revenues. Our provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally WorldCom, Inc. ("WorldCom"), a related party, and Sprint), provision of private line and leased dedicated capacity services and broadband services accounted for 96.1% of our total long-distance services revenues during the first quarter of 2002.

Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers, usage volumes expressed as minutes of use, and the number of private line, leased dedicated service and broadband products in use.

Long-distance services face significant competition from AT&T Alascom, Inc., long-distance resellers, and from local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Our contract to provide interstate and intrastate long-distance services to Sprint was amended in March 2002 extending its term to March 2007 with two one-year automatic extensions to March 2009. The amendment reduced the rate to be charged by us for certain Sprint traffic over the extended term of the contract.

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

Cable Services Overview
During the first quarter of 2002, cable television revenues represented 24.2% of consolidated revenues. The cable systems serve 33 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; (3) advertising sales; and (4) cable modem services (shared with our Internet services segment). During the first quarter of 2002 programming services generated 78.0% of total cable services revenues, equipment rental and installation fees accounted for 9.8% of such revenues, cable modem services accounted for 7.8% of such revenues, advertising sales accounted for 3.6% of such revenues, and other services accounted for the remaining 0.8% of total cable services revenues.

The primary factors that contribute to year-to-year changes in cable services revenues are average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, and revenues generated from new product offerings.

Cable services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. We believe our cable television services will continue to be competitive by providing, at reasonable prices, a greater variety of programming and other communication services than are available off-air or through other alternative delivery sources and upon superior technical performance and responsive local customer service.

Local Access Services Overview
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. Local exchange services revenues totaled $7.3 million in the first quarter of 2002 representing 8.3% of consolidated revenues.

The primary factors that contribute to year-to-year changes in local access services revenues are the average number of business and residential subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services and the number and type of additional premium features selected.

Our local access services segment faces significant competition in Anchorage, Fairbanks, and Juneau from the ILEC Alaska Communications Systems, Inc. ("ACS") and AT&T Alascom, Inc. We began marketing efforts in the Juneau market in the fourth quarter of 2001 and began provisioning service in the first quarter of 2002. We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

Internet Services Overview
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) cable modem services (a portion of cable modem revenue is also recognized by our cable services segment). Internet services segment revenues totaled $3.6 million representing 4.0% of total revenues in the first quarter of 2002.

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

All Other Services Overview
Revenues reported in the All Other category as described in note 5 in the accompanying Notes to Interim Condensed Consolidated Financial Statements include our managed services, product sales, cellular telephone services, and, during the first quarter of 2001, management services for Kanas, a related party. During the first quarter of 2001, the All Other category also includes revenues of $19.5 million associated with the sale of undersea fiber optic cable system capacity.

Revenues included in the All Other category represented 6.7% of total revenues in the first quarter of 2002 and include managed services revenues totaling $4.8 million and product sales and cellular telephone services revenues totaling $1.1 million.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):
                                                                                               Percentage
                                                                        Three Months Ended      Change(1)
                                                                             March 31,          2002 vs.
              (Unaudited)                                                2002        2001         2001
                                                                         ----        ----         ----
              Statement of Operations Data:
              Revenues
                  Long-distance services                                 56.8%       47.7%         8.3%
                  Cable services                                         24.2%       18.6%        18.3%
                  Local access services                                   8.3%        6.1%        22.7%
                  Internet services                                       4.0%        2.7%        36.4%
                  All Other services                                      6.7%       24.9%       (75.4%)
                                                                      --------------------------------------
                     Total revenues                                     100.0%      100.0%        (9.0%)
              Cost of sales and services                                 35.4%       43.4%       (25.8%)
              Selling, general and administrative expenses               36.1%       28.7%        14.5%
              Depreciation and amortization                              16.7%       14.4%         5.6%
                                                                      --------------------------------------
                     Operating income                                    11.8%       13.5%       (20.4%)
                     Net income before income taxes                       4.4%        4.5%       (10.7%)
                     Net income                                           2.5%        2.5%        (8.7%)

              Other Operating Data:
              Long-distance services operating income (2)                35.6%       27.5%        40.0%
              Cable services operating income (3)                        26.8%       18.9%        67.3%
              Local access services operating income (4)                  0.5%        5.7%       (90.0%)
              Internet services operating loss (5)                     (107.1%)    (136.7%)       (6.8%)

--------------------------
1  Percentage change in underlying data.
2 Computed as a percentage of total external long-distance services revenues. 3 Computed as a percentage of total external cable services revenues.
4 Computed as a percentage of total external local access services revenues. 5 Computed as a percentage of total external Internet services revenues.
--------------------------

Three Months Ended March 31, 2002 ("2002") Compared To Three Months Ended March 31, 2001 ("2001").

Revenues
Total revenues decreased 9.0% from $96.9 million in 2001 to $88.2 million in 2002. Excluding the fiber optic cable capacity sale of $19.5 million in 2001 as described in note 1(d) in the accompanying Notes to Interim Condensed Consolidated Financial Statements, total revenues increased 14.0%.

Long-distance services revenues from residential, commercial, governmental, and other common carrier customers increased 8.3% to $50.1 million in 2002. The increase was largely due to the following:

     - An increase of 17.4% in private line and private network transmission services revenues to $8.8 million in 2002 due to an increased number of leased circuits in service,
     - An increase of 15.6% in message telephone service revenues from other common carriers (principally WorldCom and Sprint) to $20.8 million in 2002,
     - An increase of 68.3% to $4.4 million in 2002 revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts. The increase is primarily due to an increase in circuits and services sold to rural hospitals and health clinics and the provision of SchoolAccess(TM) services to an additional nine school districts located in Arizona and New Mexico beginning in July 2001, and
     - An increase of 10.3% in total minutes of use to 268.3 million minutes primarily due to a 17.9% increase in wholesale minutes carried for other common carriers.

Long-distance services revenue increases described above were partially offset by the following:

     - A 1.9% decrease in the average rate per minute on minutes carried for other common carriers due to a reduced rate charged by us for certain WorldCom traffic due to a contract amendment commencing March 2001, and
     - A 2.5% decrease in our total average rate per minute to $0.115 per minute in 2002 attributed to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee.

Cable services revenues increased 18.3% to $21.3 million in 2001. Programming services revenues increased 13.7% to $16.6 million in 2002 and average gross revenue per average basic subscriber per month increased $0.19 or 0.3% in 2002 resulting from the following:

     - Basic subscribers served increased approximately 11,600 to approximately 132,600 at March 31, 2002 as compared to March 31, 2001 (the 2002 increase includes approximately 1,000 basic subscribers acquired from G.C. Cablevision, Inc. on March 31, 2001 and approximately 7,000 basic subscribers acquired from Rogers American Cablesystems, Inc. ("Rogers") on November 19, 2001),
     - New facility construction efforts in 2002 and the acquisition of GC Cablevision, Inc. and Rogers subscribers resulted in approximately 15,400 additional homes passed, a 8.7% increase from 2001, and
     - Digital subscriber counts increased 50.3% to approximately 26,000 at March 31, 2002 as compared to March 31, 2001.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $696,000 to $1.7 million in 2002.

Local access services revenues increased 22.7% in 2002 to $7.3 million primarily due to growth in the average number of customers served. At March 31, 2002 approximately 89,800 lines were in service as compared to approximately 65,000 lines in service at March 31, 2001.

Internet services revenues increased 36.4% to $3.6 million in 2002 primarily due to growth in the average number of customers served and the number of cable modems deployed. We had approximately 71,400 active residential, commercial and small business retail dial-up Internet subscribers at March 31, 2002 as compared to approximately 65,000 at March 31, 2001. We had approximately 30,200 active residential, commercial and small business retail cable modem subscribers at March 31, 2002 as compared to approximately 18,500 at March 31, 2001. Approximately 850 cable modem subscribers were acquired from Rogers on November 19, 2001.

The 75.4% decrease in All Other revenues to $5.9 million in 2002 is primarily due to the $19.5 million fiber capacity sale in 2001 as previously described off-set by increased revenues from managed services in 2002.

Cost of Sales and Service
Total cost of sales and services decreased 25.8% to $31.2 million in 2002. As a percentage of total revenues, total cost of sales and services decreased from 43.4% in 2001 to 35.4% in 2002. Excluding the fiber capacity sale in 2001, total cost of sales and services as a percentage of total revenues decreased from 40.3% in 2001 to 35.4% in 2002.

Long-distance services cost of sales and services decreased 10.9% to $16.2 million in 2001. Long-distance services cost of sales as a percentage of long-distance services revenues decreased from 39.4% in 2001 to 32.4% in 2002 primarily due to the following:

     - Reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. The reduced access cost per minute is estimated to be from $0.037 to $0.063 for interstate traffic and from $0.087 to $0.142 for intrastate traffic. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows, and
     - The FCC Multi-Association Group order reform reducing the access rates paid by interexchange carriers to LECs.

Offsetting the 2002 decrease in long-distance services cost of sales as a percentage of long-distance services revenues described above is a decrease in the average rate per minute billed to customers without a comparable decrease in access charges paid by us.

Cable services cost of sales and services increased 20.7% to $6.0 million in 2002. Cable services cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 27.4% in 2001 to 27.9% in 2002. Cable services rate increases did not keep pace with increases in programming costs in 2002. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 2001 and 2002.

Local access services cost of sales and services increased 50.1% to $4.7 million in 2002. Local access services cost of sales and services as a percentage of local access services revenues increased from 52.7% in 2001 to 64.4% in 2002, primarily due to the following:

     - Decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases,
     -   An increase in the Anchorage loop lease rates paid to ACS,
     - The effect of offering new local access services customers acquired in 2002 one to two months of free service while continuing to incur cost of sales for such new customers, and
     - The lease of wholesale circuits from the ILEC in Fairbanks and Juneau pending completion of our facilities enabling service transition to unbundled network elements ("UNE") facilities and pricing.

The increases in local access services cost of sales as a percentage of local access services revenues described above are off-set by economies of scale and more efficient network utilization as local access services revenues increase.

ACS requested and received permission for a 7.7% increase in the UNE loop rate to $14.92 and a 24% increase in their retail residential loop lease rates effective in November 2001. The wholesale loop lease rate paid by us is tied to the retail residential loop lease rate and increased approximately $2.25 per line. Additionally, the cost of residential features increased 24% to approximately $1.35 per line. We expect the increased rates will result in a 3.0% to 4.0% increase in our local access services cost of sales as a percentage of local access services revenue for the year ended December 31, 2002.

Internet services cost of sales and services increased 2.7% to $1.2 million in 2002, and as a percentage of Internet services revenues, totaled 33.4% and 44.4% in 2002 and 2001, respectively. The decrease as a percentage of Internet services revenues is primarily due to a $1.3 million increase in Internet's portion of cable modem revenue that generally has higher margins than do other Internet products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of Internet services revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 14.5% to $31.9 million in 2002 and, as a percentage of total revenues, increased to 36.1% in 2002 from 28.7% in 2001. Excluding the fiber capacity sale in 2001, selling, general and administrative expenses, as a percentage of total revenues, increased from 34.3% in 2001 to 36.1% in 2002. The increase in selling, general and administrative expenses in 2002 is primarily due to increased labor and health insurance costs, incremental new costs to operate GCI Fiber Communication Co., Inc. and Rogers, and costs incurred for our unsuccessful bid to purchase certain of the assets of WCIC, off-set by a decrease in company-wide success sharing bonus costs.

Marketing and advertising expenses as a percentage of total revenues increased from 3.4% in 2001 to 4.1% in 2002. Excluding the fiber capacity sale in 2001, marketing and advertising expenses as a percentage of total revenues were 4.3% in 2001.

Depreciation and Amortization
Depreciation and amortization expense increased 5.6% to $14.7 million in 2002. The increase is primarily attributable to an increase in depreciation expense due to our $68.0 million investment in equipment and facilities placed into service during 2001 for which a full year of depreciation will be recorded during the year ended December 31, 2002, and the $10.0 million investment in equipment and facilities placed into service during the first quarter of 2002 for which a partial year of depreciation will be recorded during 2002.

Partially off-setting the increases in depreciation and amortization expense described above is the discontinuation of amortization of Cable Certificates and Goodwill upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets" resulting in a decrease in amortization expense in the first quarter of 2002 of approximately $1.6 million as compared to the first quarter of 2001.

Interest Expense, Net
Interest expense, net of interest income, decreased 25.2% to $6.5 million in 2002. This decrease resulted primarily from decreased interest rates in 2002 on our variable rate debt and a $431,000 net interest benefit earned in 2002 from our two interest rate swap agreements. Partially offsetting these decreases was an increase in average outstanding indebtedness in 2002.

Income Tax Expense
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussions of income tax benefit and net operating loss carryforwards reflect the consolidated group's activity and balances.

Income tax expense was $1.6 million in 2002 and $1.9 million in 2001. The change was due to reduced net income before income taxes in 2002 as compared to 2001, primarily due to the effect of the fiber capacity sale in 2001. Our effective income tax rate decreased from 43.9% in 2001 to 42.7% in 2002 due to the effect of items that are nondeductible for income tax purposes.

At March 31, 2002, we have (1) tax net operating loss carryforwards of approximately $158.6 million that will begin expiring in 2007 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We estimate that our effective income tax rate for financial statement purposes will be 40% to 45% in 2002.

The Job Creation and Worker Assistance Act of 2002 was signed into law on March 9, 2002 and contains several provisions that are effective for tax years ending in 2001, one of which relates to net operating losses. The Act amends Internal Revenue Code ("IRC") Section 172(b)(1) to provide, generally, that a net operating loss for a tax year ending in 2001 or 2002 can be carried back five years, rather than the two-year carryback generally allowed by section 172(b)(1)(A). The Act also amends IRC Section 56(d)(1) to allow alternative minimum tax net operating losses carried forward into tax years ending in 2001 or 2002 to be used without regard to the 90 percent alternative minimum taxable income limitation that generally applies. In addition, alternative minimum tax net operating losses generated in 2001 or 2002 and carried back to an earlier year under IRC Section 172 are not subject to the 90 percent alternative minimum taxable income limitation. SFAS No. 109 states that a change in tax law or rates that affects deferred income taxes is recorded in the statement of operations in the year of enactment. Accordingly the deferred income tax effect of $188,000 was recorded as a reduction of our recorded deferred tax assets in our consolidated balance sheet at March 31, 2002.

The GCI consolidated group U.S. income tax return for 1999 was selected for examination by the Internal Revenue Service during 2001. The examination commenced during the third quarter of 2001. We believe this examination will not have a material adverse effect on our financial position, results of operations or our liquidity.

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2002 and 2001:
                                                                        (Amounts in thousands)
                                                      -------------------------------------------------------------
                                                        First       Second      Third       Fourth       Total
                                                       Quarter     Quarter     Quarter     Quarter       Year
                                                      -------------------------------------------------------------
     2002
     ----
     Revenues:
       Long-distance services                        $  50,068                                          50,068
       Cable services                                $  21,346                                          21,346
       Local access services                         $   7,308                                           7,308
       Internet services                             $   3,573                                           3,573
       All Other services                            $   5,915                                           5,915
                                                      -------------------------------------------------------------
          Total revenues                             $  88,210                                          88,210
     Operating income                                $  10,376                                          10,376
     Net income before income taxes                  $   3,858                                           3,858
     Net income                                      $   2,212                                           2,212

     2001
     ----
     Revenues:
       Long-distance services                        $  46,236      49,851      53,892      50,715     200,694
       Cable services                                $  18,046      18,873      19,113      20,522      76,554
       Local access services                         $   5,958       6,183       6,397       6,691      25,229
       Internet services                             $   2,619       3,134       3,019       3,224      11,996
       All Other services (1)                        $  24,058       7,494       5,598       5,635      42,785
                                                      -------------------------------------------------------------
          Total revenues                             $  96,917      85,535      88,019      86,787     357,258
     Operating income (1)                            $  13,042       8,411      10,192       7,928      39,573
     Net income before income taxes                  $   4,322         436       2,717       1,184       8,659
     Net income                                      $   2,423         166       1,527         473       4,589

     --------------
     1 The first quarter of 2001 includes $19.5 million of revenue and $8.7 million of operating income from the sale of long-haul capacity in the Alaska United undersea fiber optic cable system.
     --------------

Revenues
Total revenues for the quarter ended March 31, 2002 ("first quarter") were $88.2 million, representing a 1.6% increase from $86.8 million for the quarter ended December 31, 2001 ("fourth quarter"). The first quarter increase resulted primarily from a 4.0% increase in cable services revenues to $21.3 million resulting from the following:

     - We recognized a full quarter of revenue from the 7,000 basic subscribers we acquired from Rogers on November 19, 2001 and total basic subscribers served increased approximately 600 to approximately 132,600 at March 31, 2002 as compared to December 31, 2001,
     - Digital subscriber counts increased 5.7% to approximately 26,000 at March 31, 2002 as compared to December 31, 2001, and
     - The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased 14.8% to $1.7 million in first quarter.

The increase in total revenues described above was partially offset by a 1.3% decrease in long-distance services revenue to $50.1 million primarily due to the following:

     - A decrease in the long-distance services average rate per minute from $0.118 in the fourth quarter to $0.115 in the first quarter, and
     - A 3.5% decrease in long-distance minutes of traffic carried for customers other than other common carriers to 80.7 million minutes primarily due to seasonality.

The decrease in long-distance services revenue described above is partially offset by the following:

     - Revenues from other common carriers increased 1.7% to $20.8 million, primarily due to a 4.0% increase in minutes carried to 187.6 million minutes partially offset by a 2.2% decrease in the average rate per minute on minutes carried for other common carriers, and
     - An increase of 8.9% in private line and private network transmission services revenues to $8.8 million in first quarter due to an increased number of leased circuits in service.

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

Cost of Sales and Services
Cost of sales and services increased from $31.1 million in the fourth quarter to $31.2 million in the first quarter. As a percentage of revenues, fourth and first quarter cost of sales and services totaled 35.9% and 35.4%, respectively. The first quarter decrease as a percentage of revenues primarily results from reductions in access costs due to distribution and termination of traffic on our own long-distance and local services networks instead of paying other carriers to distribute and terminate our traffic. We expect cost savings to continue as traffic carried on our own facilities grows.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 1.6% to $31.9 million in the first quarter as compared to the fourth quarter. As a percentage of revenues, first quarter selling, general and administrative expenses were 36.1% as compared to 37.4% for the fourth quarter. The decrease in selling, general and administrative expenses in the first quarter as a percentage of revenues as compared to the fourth quarter is primarily due to increased revenues without a comparable increase in costs and decreased accrual of the company-wide success sharing bonus.

Net Income
We reported net income of $2.2 million for the first quarter as compared to a $473,000 for the fourth quarter. The increase is due to increased operating income and decreased net interest expense partially offset by increased income tax expense.

Liquidity and Capital Resources
Cash flows from operating activities totaled $12.2 million in the three month period ended March 31, 2002 ("2002") as compared to $31.2 million in the three month period ended March 31, 2001 ("2001"), net of changes in the components of working capital. The decrease in 2002 is primarily due to the fiber capacity sale in 2001 offset by increased cash flow from substantially all service offerings. Uses of cash during 2002 include expenditures for property and equipment, including construction in progress, totalling $16.1 million and payment of $5.7 million in notes receivable issued to related parties. Other sources of cash in 2002 include $9.0 million in long-term borrowings and receipt of $3.6 million in repayments of notes receivable issued to related parties.

Working capital deficit improved $0.9 million to ($9.1) million at March 31, 2002 as compared to ($10.0) million as of December 31, 2001.

We were not the successful bidder for certain of the assets of WCIC, as described in note 6 to the Interim Condensed Consolidated Financial Statements, therefore the December 17, 2001 amendment to the Senior Holdings Loan will not become effective.

We were in compliance with all loan covenants at March 31, 2002.

We borrowed an additional $9.0 million on our Senior Holdings Loan credit facilities in 2002. We are scheduled to make $5.7 million and $10.0 million principal payments on our Senior Holdings Loan credit facilities in the fourth quarter of 2002 and first quarter of 2003, respectively, though we expect to refinance the Senior Holdings Loan credit facilities in the second or third quarter of 2002.

Our expenditures for property and equipment, including construction in progress, totaled $16.1 million and $13.5 million during 2002 and 2001, respectively. We expect our expenditures for property and equipment, including construction in progress, for our core operations to total $65 million - $70 million during the year ended December 31, 2002. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementation of our existing backup facilities, continuing development of our Personal Communication Services, or PCS, network, cable telephony, and upgrades to our cable television plant.

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

We believe that we will be able to meet our current and long-term liquidity and capital requirements and fixed charges through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources. Should cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities, capital expenditures will likely be reduced.

New Accounting Standards
In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We will be required to adopt this statement no later than January 1, 2003 and do not expect this statement to have a material effect on our results of operations, financial position and cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The following summarizes the effects of SFAS No. 145:

     - SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect is rescinded. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion No. 30"), in determining the classification of gains and losses resulting from the extinguishment of debt,
     - SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", amended SFAS No. 4 and is no longer necessary since SFAS No. 4 has been rescinded,
     - SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", was issued to establish accounting requirements for the effects of the transition to the provisions of the Motor Carrier Act of 1980. Those transitions are completed and, therefore, SFAS No. 44 is no longer needed, and
     - SFAS No. 13, "Accounting for Leases", is amended to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our interim condensed consolidated financial statements.

     - We recognize unbilled revenues based upon minutes of use processed and established rates, net of credits and adjustments.
     - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     - When recording depreciation expense associated with our telephony and cable television distribution systems, we use estimated useful lives. Because of changes in technology and industry conditions, we periodically evaluate the useful lives of our telephony and cable television distribution systems. These evaluations could result in a change in useful lives in future periods.
     - When recording amortization expense on intangible assets, we use estimated useful lives. We periodically evaluate the useful lives of our intangible assets. These evaluations could result in a change in useful lives in future periods. Additionally, we periodically review the valuation of our intangible assets. These reviews could result in write-down of the value of intangible assets.
     - GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion of income tax benefit reflects the consolidated group's activity and balances. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
     - We have recorded revenues in the first quarter of 2001 associated with a cash sale of indefeasible rights to use certain amounts of our fiber system capacity. The fiber system capacity sold was treated as integral equipment because it is attached to real estate. Because all of the benefits and risks of ownership were transferred to the purchaser upon full receipt of the purchase price and other terms of the contract meet the requirements of SFAS No. 66, "Accounting for Sales of Real Estate," we accounted for the fiber capacity sale as a sales-type lease. The accounting for the sale of fiber system capacity is currently evolving and accounting guidance may become available in the future which could require us to change our policy. If we are required to change our policy, it is likely the effect would be to recognize the gain from future sales of fiber capacity, if any, over the term the capacity is provided.

Geographic Concentration and the Alaska Economy
We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. In fiscal 2001 Alaska's oil revenues and federal funding supplied 61% and 33%, respectively, of the state's total revenues. Investment losses negatively affected the state's total revenues in fiscal 2001 due to the recent decline in its stock market investments. Investment losses of approximately $615.2 million reduced the state's total revenues to approximately $3.8 billion. All of the federal funding is dedicated for specific purposes, leaving oil revenues as the primary funding source of general operating expenditures. In fiscal 2002 state economists forecast that Alaska's federal funding, oil revenues, and investment earnings will supply 42%, 33% and 10%, respectively, of the state's total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of
0.991 million barrels produced per day in fiscal 2001. The state forecasts the production of 1.011 million barrels per day in fiscal 2002. The state forecasts a production rate slightly above 1.0 million barrels per day through fiscal 2009 due to future development of recent discoveries in the National Petroleum Reserve Alaska, further development of heavy oil in both the Kuparuk and Prudhoe Bay fields, and additional satellite field development.

Market prices for North Slope oil averaged $27.85 in fiscal 2001 and are forecasted to average $21.50 in fiscal 2002. State economists forecast the average price of North Slope oil to decline to $20.50 in fiscal 2003. The closing price per barrel was $21.06 on May 6, 2002. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2004. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to pursue cost cutting and revenue enhancing measures. In May 2002 the Alaska House of Representatives passed an income tax and an excise tax on alcohol and allowed for the use of Alaska Permanent Fund earnings to pay for education and the funding of municipalities in addition to the annual payments to Alaska residents. The House bills have moved to the Alaska Senate for consideration.

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

Deployment of a natural gas pipeline from the State of Alaska's North Slope to the Lower 48 states has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska's revenues and the Alaska economy. According to their public comments, neither Exxon Mobil, BP nor Phillips Petroleum, Alaska's large natural gas owners, believe either natural gas pipeline makes financial sense based upon their preliminary analysis, though Phillips Petroleum says it will move forward with permitting of the project if certain federal income tax incentives are included. The governor of the State of Alaska and certain natural gas transportation companies continue to support a natural gas pipeline from Alaska's North Slope by trying to reduce the project's costs and by advocating for federal tax incentives to further reduce the project's costs. In April 2002 the U.S. Senate passed an energy bill mandating the following:

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

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 627,000 people. The State of Alaska's population is distributed as follows:

     -   42% are located in the Municipality of Anchorage,
     -   13% are located in the Fairbanks North Star Borough, and
     -   5% are located in the City and Borough of Juneau.

The remaining population is spread out over the vast reaches of Alaska. No assurance can be given that the driving forces in the Alaska economy, and in particular, oil production, will continue at appropriate levels to provide an environment for expanded economic activity.

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

Our Senior Holdings Loan agreement carries interest rate risk. Amounts borrowed under this agreement bear interest at either Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of March 31, 2002, we have borrowed $120.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $1,207,000 in additional gross interest cost on an annualized basis.

On January 3, 2001 we entered into an interest rate swap agreement to convert $50 million in 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points. The swap agreement carries interest rate risk. Should the Libor rate change, our interest expense will increase or decrease accordingly. A 1% change in the variable interest rate will change the annualized benefit of the swap by $500,000. As of March 31, 2002, the interest rate spread between the fixed and swapped variable rate is 4.55%, an annualized reduction in interest expense of approximately $2,275,000.

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

Our Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 2.5%-2.75%, or at our choice, the lender's prime rate plus 1.25%-1.5%. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of March 31, 2002, we have borrowed $60.0 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $600,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of March 31, 2002, we have borrowed $46.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $462,000 in additional gross interest cost on an annualized basis.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which we are a party is included in note 6 to the Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits - None

           (b) Reports on Form 8-K filed during the quarter ended
               March 31, 2002 - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   GCI, INC.

                 Signature                                Title                                   Date
--------------------------------------      ----------------------------------------      ----------------------

/s/                                         President and Director                             May 10, 2002
--------------------------------------      (Principal Executive Officer)                 ----------------------
Ronald A. Duncan

/s/                                         Vice President and Director                        May 10, 2002
--------------------------------------                                                    ----------------------
G. Wilson Hughes

/s/                                         Secretary, Treasurer and Director                  May 10, 2002
--------------------------------------      (Principal Financial and Accounting           ----------------------
John M. Lowber                              Officer)