Form 10-Q
period 2002-06-30
GCI INC
filed 2002-08-14
CIK 75679

As filed with the Securities and Exchange Commission on August 14, 2002.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                                                                                    Page No.
                                                                                                    --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of June 30, 2002
                       (unaudited) and December 31, 2001..................................................5

                    Consolidated Statements of Operations for the
                       three and six months ended June 30, 2002
                       (unaudited) and 2001 (unaudited)...................................................7

                    Consolidated Statements of Stockholder's Equity
                       for the six months ended June 30, 2002
                       (unaudited) and 2001 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the six
                       months ended June 30, 2002 (unaudited)
                       and 2001 (unaudited)...............................................................9

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................10

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................18

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................37

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................37

         Item 6.    Exhibits and Reports on Form 8-K......................................................38

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................39

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

- Material adverse changes in the economic conditions in the markets we serve and in general economic conditions, including the continuing impact of the current depressed telecommunications industry due to high levels of competition in the long-distance market resulting in pressures to reduce prices, an oversupply of long-haul capacity, excessive debt loads; several high-profile company failures and potentially fraudulent accounting practices by some companies;
- The financial, credit and economic impacts of WorldCom's bankruptcy filing on the industry in general and on us in particular;
- The efficacy of the rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
- Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include local, cable and Internet services;
- The extent and pace at which different competitive environments develop for each segment of our business;
- The extent and duration for which competitors from each segment of the telecommunication industries are able to offer combined or full service packages prior to our being able to do so;
- The degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry;
- Competitor responses to our products and services and overall market acceptance of such products and services;
- The outcome of our negotiations with incumbent local exchange carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements;
- Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
- Success and market acceptance for new initiatives, many of which are untested;
- The level and timing of the growth and profitability of new initiatives, particularly local telephone services expansion, Internet (consumer and business) services expansion and wireless services;
- Start-up costs associated with entering new markets, including advertising and promotional efforts;
- Risks relating to the operations of new systems and technologies and applications to support new initiatives;
-  Local conditions and obstacles;

- The impact of oversupply of capacity resulting from excessive deployment of network capacity;
- Uncertainties inherent in new business strategies, new product lau nches and development plans, including local telephone services, Internet services, wireless services, digital video services, cable modem services, digital subscriber line services, and transmission services and the offering of these services in geographic areas with which we are unfamiliar;
- The risks associated with technological requirements, technology substitution and changes and other technological developments;
- Development and financing of telecommunication, local telephone, wireless, Internet and cable networks and services;
- Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
-  Availability of qualified personnel;
- Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska, and adverse outcomes from regulatory proceedings;
- Uncertainties in federal military spending levels and military base closures in markets in which we operate;
- The ongoing global and domestic trend towards consolidation in the telecommunications industry, which trend may be the effect of making the competitors larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;
- The effect on us of pricing pressures, new program offerings and market consolidation in the markets served by our major customers, WorldCom and Sprint; and
- Other risks detailed from time to time in our periodic reports filed with the SEC.


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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                       GCI, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                                                                  (Unaudited)
                                                                                   June 30,      December 31,
                            ASSETS                                                   2002            2001
---------------------------------------------------------------------------    ---------------- ---------------
                                                                                    (Amounts in thousands)
Current assets:
    Cash and cash equivalents                                                 $      8,957          11,097
                                                                               --------------- ----------------

    Receivables:
        Trade                                                                       66,184          58,895
        Employee and other                                                           2,754           2,036
                                                                               --------------- ----------------
                                                                                    68,938          60,931
        Less allowance for doubtful receivables                                     13,879           4,166
                                                                               --------------- ----------------
           Net receivables                                                          55,059          56,765
                                                                               --------------- ----------------

    Deferred income taxes, net                                                       5,137           4,690
    Inventories                                                                      4,282           3,462
    Prepaid and other current assets                                                 2,711           3,061
    Property held for sale                                                             518             481
    Notes receivable with related parties                                              171             182
                                                                               --------------- ----------------
           Total current assets                                                     76,835          79,738
                                                                               --------------- ----------------

Property and equipment in service, net of depreciation                             399,418         395,887
Construction in progress                                                            13,166           8,121
                                                                               --------------- ----------------
           Net property and equipment                                              412,584         404,008
                                                                               --------------- ----------------

Cable certificates, net of amortization of  $26,884,000 at June 30, 2002
   and December 31, 2001                                                           191,132         191,132
Goodwill, net of amortization of $7,200,000 at June 30, 2002 and December
   31, 2001                                                                         41,191          40,940
Other intangible assets, net of amortization of $1,444,000 and $1,252,000
   at June 30, 2002 and December 31, 2001, respectively                              3,001           3,387
Deferred loan and senior notes costs, net of amortization of $6,696,000
   and $5,568,000 at June 30, 2002 and December 31, 2001, respectively               6,533           7,630
Notes receivable with related parties                                                5,572           3,246
Other assets, at cost, net of amortization of $15,000 and $70,000 at June
   30, 2002 and December 31, 2001, respectively                                      5,457           4,598
                                                                               --------------- ----------------
           Total other assets                                                      252,886         250,933
                                                                               --------------- ----------------
           Total assets                                                       $    742,305         734,679
                                                                               =============== ================

See accompanying notes to interim condensed consolidated financial statements.


                                       5                             (Continued)

                                       GCI, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                              (Continued)
                                                                                 (Unaudited)
                                                                                  June 30,       December 31,
             LIABILITIES AND STOCKHOLDER'S EQUITY                                    2002             2001
--------------------------------------------------------------------------    ---------------- ----------------
                                                                                   (Amounts in thousands)
Current liabilities:
    Current maturities of obligations under long-term debt and capital
       leases                                                                $      38,161           7,346
    Accounts payable                                                                35,340          36,464
    Deferred revenue                                                                11,967          11,129
    Accrued payroll and payroll related obligations                                 10,506          15,289
    Accrued interest                                                                 8,245           8,049
    Accrued liabilities                                                              5,955           4,697
    Due to related party                                                             5,022           5,160
    Subscriber deposits                                                              1,323           1,121
                                                                              ---------------- ----------------
        Total current liabilities                                                  116,519          89,255

Long-term debt, excluding current maturities                                       324,125         346,000
Obligations under capital leases, excluding current maturities                      44,588          44,933
Obligations under capital leases due to related party, excluding
  current maturities                                                                   713             703
Deferred income taxes, net of deferred income tax benefit                           26,503          25,069
Other liabilities                                                                    5,009           4,339
                                                                              ---------------- ----------------
        Total liabilities                                                          517,457         510,299
                                                                              ---------------- ----------------

Stockholder's equity:
  Class A common stock. Authorized 10,000 shares; issued and outstanding 100
   shares at June 30, 2002 and December 31, 2001                                   206,622         206,622
  Paid-in capital                                                                   44,493          44,902
  Retained deficit                                                                 (26,043)        (27,152)
  Accumulated other comprehensive income (loss)                                       (224)              8
                                                                              ---------------- ----------------
        Total stockholder's equity                                                 224,848         224,380
  Commitments and contingencies
                                                                              ---------------- ----------------
        Total liabilities and stockholder's equity                           $     742,305         734,679
                                                                              ================ ================
See accompanying notes to interim condensed consolidated financial statements.

                                         GCI, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                                           Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                         2002            2001               2002            2001
                                                     -------------- --------------     --------------- --------------
                                                                         (Amounts in thousands)
Revenues                                            $    92,740         85,535            180,950         182,452

Cost of sales and services                               30,861         33,831             62,098          75,917
Selling, general and administrative expenses             32,585         27,629             63,886          54,619
Bad debt expense                                         10,616          1,964             11,197           2,824
Depreciation and amortization expense                    14,283         13,700             28,998          27,639
                                                     -------------- --------------     --------------- --------------
     Operating income                                     4,395          8,411             14,771          21,453
                                                     -------------- --------------     --------------- --------------

Interest expense                                          6,236          8,074             12,827          16,957
Interest income                                             155             99                228             262
                                                     -------------- --------------     --------------- --------------
     Interest expense, net                                6,081          7,975             12,599          16,695
                                                     -------------- --------------     --------------- --------------

     Net income (loss) before income taxes               (1,686)           436              2,172           4,758

Income tax (expense) benefit                                583           (270)            (1,063)         (2,169)
                                                     -------------- --------------     --------------- --------------

     Net income (loss)                              $    (1,103)           166              1,109           2,589
                                                     ============== ==============     =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                                        GCI, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                  SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                        Shares of                                         Accumulated
                                                         Class A      Class A                                Other
(Unaudited)                                              Common       Common       Paid-in   Retained    Comprehensive
(Amounts in thousands)                                    Stock        Stock       Capital    Deficit     Income (Loss)      Total
                                                       -----------------------------------------------------------------------------
Balances at December 31, 2000                              100       $206,622       29,941    (31,741)         ---          204,822
Net income                                                 ---            ---          ---      2,589          ---            2,589
Contribution from General Communication, Inc.              ---            ---       13,655        ---          ---           13,655
                                                       -----------------------------------------------------------------------------
Balances at June 30, 2001                                  100       $206,622       43,596    (29,152)         ---          221,066
                                                       =============================================================================

Balances at December 31, 2001                              100       $206,622       44,902    (27,152)           8          224,380
Components of comprehensive income:
   Net income                                              ---            ---          ---      1,109          ---            1,109
   Fair value of cash flow hedge, net of income tax
     liability of $151                                     ---            ---          ---        ---         (232)            (232)
                                                                                                                         -----------
      Comprehensive income                                                                                                      877
Contribution to General Communication, Inc.                ---            ---         (409)       ---          ---             (409)
                                                       -----------------------------------------------------------------------------
Balances at June 30, 2002                                  100       $206,622       44,493    (26,043)        (224)         224,848
                                                       =============================================================================

 See accompanying notes to interim condensed consolidated financial statements

                           GCI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             (Unaudited)
                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                         2002           2001
                                                                                    -------------- --------------
                                                                                        (Amounts in thousands)
        Operating activities:
          Net income                                                               $     1,109          2,589
            Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                           28,998         27,639
                Amortization charged to selling, general and administrative                ---             17
                Non-cash cost of sale                                                      ---         10,877
                Deferred income tax expense                                              1,158          2,028
                Bad debt expense, net of write-offs                                      9,713          1,851
                Deferred compensation and compensatory stock options                       634            675
                Write-off of capitalized interest                                          ---            170
                Other noncash income and expense items                                      18             54
                Change in operating assets and liabilities                             (11,705)          (227)
                                                                                    -------------- --------------
                  Net cash provided by operating activities                             29,925         45,673
                                                                                    -------------- --------------

        Investing activities:
           Purchases of property and equipment                                         (36,192)       (28,443)
           Advances and billings to Kanas Telecom, Inc.                                    ---         (5,632)
           Payment of deposit                                                              ---         (1,200)
           Notes receivable issued to related parties                                   (3,055)          (304)
           Payments received on notes receivable with related parties                      858            754
           Purchases of other assets                                                      (940)          (895)
          Cash received upon acquisition of Kanas Telecom, Inc.                            ---            228
                                                                                    -------------- --------------
                  Net cash used by investing activities                                (39,329)       (35,492)
                                                                                    -------------- --------------

        Financing activities:
          Repayments of long-term borrowings and capital lease obligations                (395)       (12,595)
          Long-term borrowings - bank debt                                               9,000            ---
          Payment of debt issuance costs                                                  (250)           (81)
          Cash contribution from (to) General Communication, Inc.                       (1,091)         1,116
                                                                                    -------------- --------------
                  Net cash provided (used) by financing activities                       7,264        (11,560)
                                                                                    -------------- --------------

                  Net decrease in cash and cash equivalents                             (2,140)        (1,379)

                  Cash and cash equivalents at beginning of period                      11,097          5,962
                                                                                    -------------- --------------

                  Cash and cash equivalents at end of period                       $     8,957          4,583
                                                                                    ============== ==============

        See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of GCI, Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods ended June 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

       (a)   Business
             We offer the following services:
             - Long-distance telephone service between Anchorage, Fairbanks,
               Juneau, and other communities in Alaska and the remaining United States and foreign countries
             - Cable television services throughout Alaska
             - Facilities-based competitive local access services in Anchorage,
               Fairbanks and Juneau, Alaska
             - Internet access services
             - Termination of traffic in Alaska for certain common carriers
             - Private line and private network services
             - Managed services to certain commercial customers
             - Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics
             - Sales and service of dedicated communications systems and related equipment
             - Lease and sales of capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

       (b)   Principles of Consolidation
             The interim condensed consolidated financial statements include the accounts of GCI, Inc., GCI, Inc.'s wholly-owned subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s wholly-owned subsidiaries GCI Communication Corp., GCI Cable, Inc., and GCI Transport Co., Inc., GCI Holdings, Inc.'s 85% controlling interest in GCI Fiber Communication Co., Inc., GCI Communication Corp.'s wholly-owned subsidiary Potter View Development Co., Inc., GCI Cable, Inc.'s wholly-owned subsidiary GCI American Cablesystems, Inc., GCI American Cablesystems, Inc.'s wholly-owned subsidiary GCI Cablesystems of Alaska, Inc., GCI Transport Co., Inc.'s wholly-owned subsidiaries GCI Satellite Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Co., Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Co., Inc.'s wholly-owned partnership Alaska United Fiber System Partnership ("Alaska United"). All significant intercompany transactions have been eliminated.

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

       (d)   Sale of Fiber Optic Cable System Capacity
             During the first quarter of 2001 we completed a $19.5 million sale of long-haul capacity in the Alaska United undersea fiber optic cable system ("fiber system capacity sale") in a cash transaction. The sale included both capacity within Alaska, and between Alaska and the 48 contiguous states south of or below Alaska ("Lower 48"). We used the proceeds from the fiber system capacity sale to repay $11.7 million of the Fiber Facility debt and to fund capital expenditures and working capital.

             The fiber system capacity sale contract gave the purchaser an indefeasible right to use a certain amount of fiber system capacity and expires on February 4, 2024. The term may be extended if the actual useful life of the fiber system capacity extends beyond the estimated useful life of twenty-five years. The fiber system capacity sold is integral equipment because it is attached to real estate. Because all of the benefits and risks of ownership have been transferred to the purchaser upon full receipt of the purchase price and other terms of the contract meet the requirements of Statement of Financial Accounting Standard ("SFAS") No. 66, "Accounting for Sales of Real Estate" we accounted for the fiber system capacity sale as a sales-type lease. We recognized $19.5 million in revenue and $10.9 million in cost of sales from the fiber system capacity sale during the first quarter of 2001.

             The accounting for the sale of fiber system capacity is currently evolving and accounting guidance may become available in the future which could require us to change our policy. If we are required to change our policy, it is likely the effect would be to recognize the gain from future sales of fiber system capacity, if any, over the term the capacity is provided.

       (e)   Concentrations of Credit Risk
             Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At June 30, 2002 and December 31, 2001, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments.

             We have two major customers, WorldCom, Inc. ("WorldCom") (see note
             6) and Sprint Corporation. We may experience increased risk associated with these customers' accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for WorldCom and Sprint Corporation, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

       (f)   New Accounting Pronouncements
             In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests

                                       11                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             method will be prohibited on a prospective basis only. Adoption of SFAS No. 141 has not had a significant impact on our results of operations, financial position or cash flows.

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

       (g)   Reclassifications
             Reclassifications have been made to the 2001 financial statements to make them comparable with the 2002 presentation.


(2)    Consolidated Statements of Cash Flows Supplemental Disclosures

       Changes in operating assets and liabilities consist of (amounts in thousands):
             Six month periods ended June 30,                                              2002          2001
                                                                                       ------------- ------------
              Increase in accounts receivables                                        $   (7,819)       (7,503)
              (Increase) decrease in inventories                                            (820)          981
              Decrease in prepaid and other current assets                                   455           200
              Increase (decrease) in accounts payable                                     (1,124)        2,160
              Increase (decrease) in deferred revenues                                      (162)          899
              Increase (decrease) in accrued payroll and payroll related obligations      (4,783)          924
              Increase in accrued interest                                                   196           425
              Increase in accrued liabilities                                              1,258         1,849
              Increase (decrease) in subscriber deposits                                     202          (115)
              Increase (decrease) in components of other long-term liabilities               892           (47)
                                                                                       ------------- ------------
                                                                                      $  (11,705)         (227)
                                                                                       ============= ============

                                       12                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       We paid interest totaling approximately $12,631,000 and $16,532,000 during the six months ended June 30, 2002 and 2001, respectively.

       GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion of an income tax payment and refund reflects the consolidated group's activity. We received an income tax refund of approximately $95,000 and $0 during the six months ended June 30, 2002 and 2001, respectively. We paid income taxes totaling approximately $0 and $61,000 during the six months ended June 30, 2002 and 2001, respectively.

(3)    Intangible Assets
       Effective with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, goodwill and cable certificates (certificates of convenience and public necessity) are no longer amortized. The following pro forma financial information reflects net income as if goodwill and cable certificates were not subject to amortization for the three and six months ended June 30, 2001 (amounts in thousands):

                                                          Three Months Ended    Six Months Ended
                                                            June 30, 2001        June 30, 2001
                                                          -----------------    -----------------
          Net income, as reported                        $      166                  2,589
          Add cable certificate amortization, net of
            income taxes                                        430                  1,406
          Add goodwill amortization, net of income
            taxes                                               124                    348
                                                          -----------------    -----------------
               Adjusted net income                       $      720                  4,343
                                                          =================    =================

       Cable certificates are allocated to our cable services reportable segment. Goodwill is primarily allocated to the cable services segment and the remaining amount is not allocated to a reportable segment, but is included in the All Other category in note 5.

       Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2002 and 2001 follow:
                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                               2002        2001          2002       2001
                                                             ---------- -----------    ---------- ----------
          Amortization expense for intangible assets        $   181       1,805           387      3,554
                                                             ========== ===========    ========== ==========

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

(4)    Long-term Debt
       Efforts to refinance our Senior Holdings Loan and Fiber Facility are presently on hold due to the WorldCom bankruptcy and current financial market conditions. We plan to aggressively pursue a refinancing of these facilities when market conditions improve. Upon completion of such a refinancing we expect to recognize $2.7 million to $2.9 million as an infrequent loss attributed to remaining unamortized loan costs.

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


                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Included in the "All Other" category in the tables that follow are our managed services, product sales, cellular telephone services, and, during the six months ended June 30, 2001, management services for Kanas Telecom, Inc. ("Kanas"), a related party. None of these business units has ever met the quantitative thresholds for determining reportable segments. Also included in the All Other category are corporate related expenses including management information systems, accounting, legal and regulatory, human resources and other general and administrative expenses. In 2001, the All Other category includes revenues and costs associated with the sale of undersea fiber optic cable system capacity (see note 1(d)).

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

       Summarized financial information for our reportable segments and for the
       All Other category for the six months ended June 30, 2002 and 2001 follows (amounts in thousands):
                                                       Reportable Segments
                                     --------------------------------------------------------
                                        Long-                Local                Total
                                       Distance    Cable    Access   Internet   Reportable       All
                                       Services   Services Services  Services    Segments       Other     Total
                                     ------------------------------------------------------------------------------
                   2002
                   ----
       Revenues:
         Intersegment                $  10,847      1,017    5,490    4,548       21,902          372     22,274
         External                      102,442     43,265   15,414    7,485      168,606       12,344    180,950
                                     ------------------------------------------------------------------------------
            Total revenues           $ 113,289     44,282   20,904   12,033      190,508       12,716    203,224
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes    $  43,212     20,351    2,127   (5,658)      60,032      (15,806)    44,226
                                     ==============================================================================

       Operating income (loss)       $  29,825     12,085      459   (7,432)      34,937      (19,709)    15,228
                                     ==============================================================================

                                       15                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                       Reportable Segments
                                     --------------------------------------------------------
                                        Long-                Local                Total
                                       Distance    Cable    Access   Internet   Reportable       All
                                       Services   Services Services  Services    Segments       Other     Total
                                     ------------------------------------------------------------------------------
                   2001
                   ----
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
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes    $  40,368     16,989    2,448   (5,878)      53,927       (4,367)    49,560
                                     ==============================================================================

       Operating income (loss)       $  28,827      6,964      786   (7,203)      29,374       (7,453)    21,921
                                     ==============================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):
                 Six months ended June 30,                                          2002           2001
                                                                               ------------- --------------
                 Reportable segment revenues                                  $   190,508        167,992
                 Plus All Other revenues                                           12,716         31,721
                 Less intersegment revenues eliminated in consolidation           (22,274)       (17,261)
                                                                               ------------- --------------
                      Consolidated revenues                                   $   180,950        182,452
                                                                               ============= ==============

       A reconciliation of reportable segment earnings from operations before depreciation, amortization, net interest expense and income taxes to consolidated net income before income taxes follows (amounts in thousands):
                 Six months ended June 30,                                          2002           2001
                                                                               -------------- --------------
                 Reportable segment earnings from operations before
                   depreciation, amortization, net interest expense and
                   income taxes                                               $    60,032         53,927
                 Less All Other loss from operations before depreciation,
                   amortization, net interest expense and income taxes            (15,806)        (4,367)
                 Less intersegment contribution eliminated in consolidation          (457)          (468)
                                                                               -------------- --------------
                      Consolidated earnings from operations before
                        depreciation, amortization, net interest expense
                        and income taxes                                           43,769         49,092
                 Less depreciation and amortization expense                        28,998         27,639
                                                                               -------------- --------------
                      Consolidated operating income                                14,771         21,453
                 Less interest expense, net                                        12,599         16,695
                                                                               -------------- --------------
                      Consolidated net income before income taxes             $     2,712          4,758
                                                                               ============== ==============

                                       16                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment operating income to consolidated net income before income taxes follows (amounts in thousands):
                 Six months ended June 30,                                          2002           2001
                                                                               -------------- -------------
                 Reportable segment operating income                          $    34,937         29,374
                 Less All Other operating loss                                    (19,709)        (7,453)
                 Less intersegment contribution eliminated in consolidation          (457)          (468)
                                                                               -------------- -------------
                      Consolidated operating income                                14,771         21,453
                 Less interest expense, net                                        12,599         16,695
                                                                               -------------- -------------
                      Consolidated net income before income taxes             $     2,172          4,758
                                                                               ============== =============

(6)    WorldCom Chapter 11 Bankruptcy Filing
       We provide long-distance and other services to WorldCom, a related party and a major customer. We earned revenues from WorldCom, net of discounts, totaling approximately $40.5 million for the six months ended June 30, 2002. As a percentage of total revenues, WorldCom revenues totaled 22.4% for the six months ended June 30, 2002. On July 21, 2002 WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company's creditors and shareholders. The filings have enabled WorldCom to continue to conduct business while it develops a reorganization plan. During the three and six months ended June 30, 2002 we have recognized a $9.7 million bad debt reserve for uncollected balances due from WorldCom as of June 30, 2002. We expect to recognize during the third quarter of 2002 approximately $6.7 million in additional bad debts due from WorldCom for the period from July 1, 2002 to July 21, 2002. We currently cannot predict the timing or amount that WorldCom will pay on outstanding balances due us as of their bankruptcy filing date of July 21, 2002.

(7)    Commitments and Contingencies

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

       Internal Revenue Service Examination
       Our U.S. income tax return for 1999 was selected for examination by the Internal Revenue Service during 2001. The examination commenced during the third quarter of 2001 and was completed during the second quarter of 2002 with no material adjustments required.

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

Long-Distance Services Overview
During the second quarter of 2002 long-distance services revenue represented 56.5% of consolidated revenues. Our provision of interstate and intrastate long-distance services to residential, commercial and governmental customers and to other common carriers (principally WorldCom, a related party, (see note 6 to the Interim Condensed Consolidated Financial Statements for a discussion of WorldCom's Chapter 11 bankruptcy filing) and Sprint), provision of private line and leased dedicated capacity services and broadband services accounted for 97.5% of our total long-distance services revenues during the second quarter of 2002.

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

Our contract to provide interstate and intrastate long-distance services to Sprint was replaced in March 2002 extending its term to March 2007 with two one-year automatic extensions to March 2009. Beginning in April 2002 the new contract reduced the rate to be charged by us for certain Sprint traffic over the extended term of the contract.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to WorldCom and Sprint by their customers. Pricing pressures, general economic deterioration, new program offerings, business failures, and market consolidation continue to evolve in the markets served by WorldCom and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Cable Services Overview
During the second quarter of 2002, cable television revenues represented 23.6% of consolidated revenues. The cable systems serve 33 communities and areas in Alaska, including the state's three largest population centers, Anchorage, Fairbanks and Juneau.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic or premium subscriptions and pay-per-view movies or other one-time events, such as sporting events; (2) equipment rentals or installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales. During the second quarter of 2002 programming services generated 77.1% of total cable services revenues, equipment rental and installation fees accounted for 9.6% of such revenues, cable services' allocable share of cable modem services accounted for 9.0% of such revenues, advertising sales accounted for 3.6% of such revenues, and other services accounted for the remaining 0.7% of total cable services revenues.

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

Local Access Services Overview
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. During the second quarter of 2002 local exchange services revenues represented 8.8% of consolidated revenues.

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

Internet Services Overview
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services' allocable share of cable modem services (a portion of cable modem revenue is also recognized by our cable services segment). During the second quarter of 2002 Internet services segment revenues represented 4.2% of consolidated revenues.

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

All Other Services Overview
Revenues reported in the All Other category as described in note 5 in the accompanying Notes to Interim Condensed Consolidated Financial Statements include our managed services, product sales, cellular telephone services, and, during the second quarter of 2001, management services for Kanas, a related party.

Revenues included in the All Other category represented 6.9% of total revenues in the second quarter of 2002 and include managed services revenues totaling $5.5 million and product sales and cellular telephone services revenues totaling $937,000.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (unaudited, underlying data rounded to the nearest thousands):
                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                              --------                            --------
                                                                          Percent-                           Percent-
                                                                        age Change(1)                       age Change(1)
                                                                          2002 vs.                            2002 vs.
                                                     2002       2001        2001         2002       2001        2001
                                                     ----       ----        ----         ----       ----        ----
      Statement of Operations Data:
      Revenues
          Long-distance services                     56.5%      58.3%        5.1%        56.6%      52.7%        6.6%
          Cable services                             23.6%      22.1%       16.1%        23.9%      20.2%       17.2%
          Local access services                       8.8%       7.2%       31.1%         8.5%       6.7%       27.0%
          Internet services                           4.2%       3.7%       24.8%         4.2%       3.1%       30.1%
          All Other services                          6.9%       8.7%      (14.2%)        6.8%      17.3%      (60.9%)
                                                 -----------------------------------------------------------------------
             Total revenues                         100.0%     100.0%        8.4%       100.0%     100.0%       (0.8%)
      Cost of sales and services                     33.3%      39.6%       (8.8%)       34.3%      41.6%      (18.2%)
      Selling, general and administrative
        expenses                                     35.1%      32.3%       17.9%        35.3%      29.9%       17.0%
      Bad debt expense                               11.5%       2.3%      440.5%         6.2%       1.6%      296.5%
      Depreciation and amortization                  15.4%      16.0%        4.3%        16.0%      15.1%        4.9%
                                                 -----------------------------------------------------------------------
             Operating income                         4.7%       9.8%      (47.7%)        8.2%      11.8%      (31.1%)
             Net income (loss) before income
               taxes                                 (1.8%)      0.5%     (486.7%)        1.2%       2.6%      (54.4%)
             Net income (loss)                       (1.2%)      0.2%     (764.5%)        0.6%       1.4%      (57.2%)

      Other Operating Data:

      Long-distance services operating income (2)    22.9%      32.9%      (26.9%)       29.1%      30.3%        2.3%
      Cable services operating income (3)            29.1%      22.7%       25.5%        27.9%      23.0%       42.3%
      Local access services operating income (4)      5.2%      23.6%      (82.2%)        3.0%      22.5%      (83.2%)
      Internet services operating loss (5)          (92.2%)    (94.6%)     (59.6%)      (99.3%)   (101.5%)     (27.3%)

--------------------------
1 Percentage change in underlying data.
2 Computed as a percentage of total external long-distance services revenues. 3 Computed as a percentage of total external cable services revenues.
4 Computed as a percentage of total external local access services revenues. 5 Computed as a percentage of total external Internet services revenues.
--------------------------

Three Months Ended June 30, 2002 ("2002") Compared To Three Months Ended June 30, 2001 ("2001").

Revenues
Total revenues increased 8.4% from $85.5 million in 2001 to $92.7 million in 2002.

Long-distance services revenues from residential, commercial, governmental, and other common carrier customers increased 5.1% to $52.4 million in 2002. The increase was largely due to the following:

     - An increase of 23.1% in message telephone service revenues from other common carriers (principally WorldCom and Sprint) to $23.6 million in 2002,
     - An increase in 2002 of 20.6% to $4.6 million in revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts. The increase is primarily due to an increase in circuits and services sold to rural hospitals and health clinics and the provision of SchoolAccess(TM) services to an additional nine school districts located in Arizona and New Mexico beginning in July 2001,
     - Additional revenues resulting from an increase of 13.5% in total minutes of use to 296.6 million minutes primarily due to a 25.1% increase in wholesale minutes carried for other common carriers to
         217.7 million minutes. After excluding certain low-margin wholesale minutes no longer carried for other common carriers, comparable total minutes over the prior year increased 18.1% and wholesale minutes carried for other common carriers increased 32.8% over the prior year, and
     - Additional revenues resulting from an increase of 2.4% in the number of active residential, small business and commercial customers billed to 90,000 at June 30, 2002.

Long-distance services revenue increases described above were partially offset by a 3.6% decrease in our total average rate per minute to $0.112 per minute in 2002 due to the following:

     - A 1.7% decrease in the average rate per minute on minutes carried for other common carriers due to a reduced rate charged by us for certain Sprint traffic due to a new contract commencing April 2002. After excluding certain 2001 low-margin wholesale minutes not carried in 2002 for other common carriers, the comparable average rate per minute decreased 6.4% from the prior year, and
     - Reduced revenues resulting from our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee.

Cable services revenues increased 16.1% to $21.9 million in 2001. Programming services revenues increased 11.8% to $16.9 million in 2002 and average gross revenue per average basic subscriber per month increased $3.51 or 6.7% in 2002 resulting from the following:

     - Basic subscribers served increased approximately 12,100 to approximately 135,100 at June 30, 2002 as compared to June 30, 2001 (the 2002 increase includes approximately 7,000 basic subscribers acquired from Rogers American Cablesystems, Inc.
         ("Rogers") on November 19, 2001),
     - New facility construction efforts in 2002 and the acquisition of Rogers subscribers resulted in approximately 15,700 additional homes passed, a 8.8% increase from 2001, and
     - Digital subscriber counts increased 45.1% to approximately 26,400 at June 30, 2002 as compared to June 30, 2001.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $768,000 to $2.0 million in 2002 due to an increased number of cable modems deployed.

Local access services revenues increased 31.1% in 2002 to $8.1 million primarily due to growth in the average number of customers served. At June 30, 2002 approximately 95,800 lines were in service as compared to approximately 69,000 lines in service at June 30, 2001. At June 30, 2002 approximately 1,850 additional lines were awaiting connection.

Internet services revenues increased 24.8% to $3.9 million in 2002 primarily due to growth in the average number of customers served and the number of cable modems deployed. We had approximately 71,400 active residential, commercial and small business retail dial-up Internet subscribers at June 30, 2002 as compared to approximately 65,500 at June 30, 2001. We had approximately 31,300 active residential, commercial and small business retail cable modem subscribers at June 30, 2002 as compared to approximately 19,600 at June 30, 2001. Approximately 850 cable modem subscribers were added with the Rogers acquisition on November 19, 2001.

The 14.2% decrease in All Other revenues to $6.4 million in 2002 is primarily due to a $764,000 decrease in product sales due to non-recurring purchases by a customer in 2001.

Cost of Sales and Service
Total cost of sales and services decreased 8.8% to $30.9 million in 2002. As a percentage of total revenues, total cost of sales and services decreased from 39.6% in 2001 to 33.3% in 2002.

Long-distance services cost of sales and services decreased 20.0% to $14.9 million in 2002. Long-distance services cost of sales as a percentage of long-distance services revenues decreased from 37.4% in 2001 to 28.5% in 2002 primarily due to the following:

     - Reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.038 and $.078 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows,
     - The FCC Multi-Association Group reform order reducing access rates paid by interexchange carriers to local exchange carriers ("LECs"), and
     - In the course of business we estimate unbilled long-distance cost of sales based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, when tariffed billing periods lapse, or when disputed charges are resolved. In 2002 we had favorable adjustments of $1.8 million.

Partially offsetting the 2002 decrease in long-distance services cost of sales as a percentage of long-distance services revenues is a decrease in the average rate per minute billed to customers as previously described.

Cable services cost of sales and services increased 19.1% to $6.0 million in 2002. Cable services cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 26.8% in 2001 to 27.5% in 2002. Cable services rate increases did not keep pace with programming cost increases in 2002. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 2001 and 2002.

Local access services cost of sales and services increased 40.8% to $4.9 million in 2002. Local access services cost of sales and services as a percentage of local access services revenues increased from 56.6% in 2001 to 60.8% in 2002, primarily due to the following:

     - Decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases,
     - An increase in the Anchorage loop lease rates paid to ACS as described below,

     - The effect of offering one to two months of free service to significant numbers of new local access services customers acquired in 2002 while continuing to incur cost of sales for such new customers,
     - The FCC Multi-Association Group reform order reducing the access rates paid by interexchange carriers to LECs, and
     - The lease of wholesale circuits from the ILEC in Fairbanks and Juneau pending completion of our own facilities enabling service transition to unbundled network elements ("UNE") facilities and pricing.

The increases in local access services cost of sales as a percentage of local access services revenues described above are partially offset by further economies of scale and more efficient network utilization as the number of local access services subscribers and resulting revenues increase.

ACS requested and received permission for a 7.7% increase in the UNE loop rate to $14.92 and a 24% increase in their retail residential rates, both effective in November 2001. The wholesale service rate we pay is tied to the retail residential rate and increased approximately $2.25 per line. Additionally, the cost of residential features increased 24% to approximately $1.35 per line. We estimate that the increased rates will result in a 3.0% to 4.0% increase in our local access services cost of sales as a percentage of local access services revenue for the year ended December 31, 2002.

Internet services cost of sales and services decreased 8.5% to $1.2 million in 2002, and as a percentage of Internet services revenues, totaled 29.4% and 40.1% in 2002 and 2001, respectively. The decrease as a percentage of Internet services revenues is primarily due to a $1.4 million increase in Internet's portion of cable modem revenue that generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced cost of sales and services as a percentage of revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 17.9% to $32.6 million in 2002 and, as a percentage of total revenues, increased to 35.1% in 2002 from 32.3% in 2001. The 2002 increase is primarily due to increased labor and health insurance costs, incremental new costs to operate GCI Fiber Communication Co., Inc. ("GFCC") and Rogers, and costs incurred for our unsuccessful bid to purchase certain of the assets of WCIC.

Marketing and advertising expenses as a percentage of total revenues decreased from 2.7% in 2001 to 2.6% in 2002.

Bad Debt Expense
Bad debt expense increased 440.5% to $10.6 million in 2002 and, as a percentage of total revenues, increased to 11.5% in 2002 from 2.3% in 2001. The 2002 increase is primarily due to the provision of a $9.7 million bad debt reserve for uncollected accounts from WorldCom ("WorldCom reserve") resulting from substantially all of its active U.S. subsidiaries filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on July 21, 2002.

The WorldCom reserve consists of all unpaid billings for services rendered prior to June 30, 2002 that were due from WorldCom at June 30, 2002 which have not been subsequently paid through the date of this report. An additional estimated $6.7 million is expected to be added to the WorldCom reserve in the third quarter of 2002 attributed to July 2002 pre-petition services and associated billings that are not expected to have been paid at the end of the third quarter. Any payments received on amounts included in the WorldCom reserve will reduce the reserve and bad debt expense in the period of receipt.

Depreciation and Amortization
Depreciation and amortization expense increased 4.3% to $14.3 million in 2002. The increase is primarily attributable to an increase in depreciation expense on our $68.0 million investment in equipment and facilities placed into service during 2001 for which a full year of depreciation will be recorded during the year ended December 31, 2002, and the $31.1 million investment in equipment and facilities placed into service during the six months ended June 30, 2002 for which a partial year of depreciation will be recorded during the year ended December 31, 2002.

Partially offsetting the depreciation expense increases described above is the discontinued amortization of Goodwill and Cable Certificates upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets" resulting in a decrease in 2002 amortization expense of approximately $1.6 million as compared to 2001.

Interest Expense, Net
Interest expense, net of interest income, decreased 23.8% to $6.1 million in 2002. This decrease resulted primarily from decreased interest rates in 2002 on our variable rate debt and a $826,000 net interest benefit earned in 2002 from our interest rate swap agreements. Partially offsetting these decreases was additional interest expense in 2002 resulting from an increase in average outstanding indebtedness.

Income Tax (Expense) Benefit
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion of income tax (expense) benefit reflect the consolidated group's activity and balances.

Income tax (expense) benefit was $583,000 in 2002 and ($270,000) in 2001. The change was due to our net loss before income taxes in 2002 as compared to net income before income taxes in 2001, primarily due to the effect of the $9.7 million WorldCom reserve as previously described. Our effective income tax rate decreased from 61.9% in 2001 to 34.6% in 2002 due to the effect of items that are nondeductible for income tax purposes.

Six Months Ended June 30, 2002 ("2002") Compared To Six Months Ended June 30, 2001 ("2001").

Revenues
Total revenues decreased 0.8% from $182.5 million in 2001 to $181.0 million in 2002. Excluding the fiber optic cable system capacity sale of $19.5 million in 2001 as described in note 1(d) in the accompanying Notes to Interim Condensed Consolidated Financial Statements, total revenues increased 11.1% in 2002.

Long-distance services revenues from residential, commercial, governmental, and other common carrier customers increased 6.6% to $102.4 million in 2002. The increase resulted primarily from:

     - An increase of 21.1% in private line and private network transmission services revenues to $18.0 million in 2002 due to an increased number of leased circuits in service,
     - An increase of 19.6% in message telephone service revenues from other common carriers (principally WorldCom and Sprint) to $44.5 million in 2002,
     - An increase in 2002 of 40.2% to $9.0 million in revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts. The increase is primarily due to an increase in circuits and services sold to rural hospitals and health clinics and the provision of SchoolAccess(TM) services to an additional nine school districts located in Arizona and New Mexico beginning in July 2001, and
     - Additional revenues resulting from an increase of 12.0% in total minutes of use to 565.0 million minutes primarily due to a 21.7% increase in wholesale minutes carried for other common carriers to
         405.4 million minutes. After excluding certain low-margin wholesale minutes no longer carried for other common carriers, comparable total minutes over the prior year increased 16.3% and wholesale minutes carried for other common carriers increased 28.9% over the prior year.

Long-distance services revenue increases described above were partially offset by a 2.7% decrease in our total average rate per minute to $0.114 per minute in 2002 due to the following:

     - A 1.8% decrease in the average rate per minute on minutes carried for other common carriers due to a reduced rate charged by us for certain WorldCom and Sprint traffic due to a WorldCom contract amendment commencing March 2001 and a new Sprint contract commencing April 2002. After excluding certain 2001 low-margin wholesale minutes not carried in 2002 for other common carriers, the comparable average rate per minute decreased 6.1% from the prior year, and
     - Reduced revenues resulting from our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee.

Cable services revenues increased 17.2% to $43.3 million in 2002. Programming services revenues increased 12.7% to $33.5 million in 2002 and average gross revenue per average basic subscriber per month increased $3.03 or 5.8% in 2002 resulting from the following:

     - Basic subscribers served increased approximately 12,100 to approximately 135,100 at June 30, 2002 as compared to June 30, 2001 (the 2002 increase includes approximately 7,000 basic subscribers acquired from Rogers on November 19, 2001),
     - New facility construction efforts in 2002 and the acquisition of Rogers subscribers resulted in approximately 15,700 additional homes passed, a 8.8% increase from 2001, and
     - Digital subscriber counts increased 45.1% to approximately 26,400 at June 30, 2002 as compared to June 30, 2001.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $1.5 million to $3.6 million in 2002 due to an increased number of cable modems deployed.

Local access services revenues increased 27.0% in 2002 to $15.4 million primarily due to growth in the average number of customers served. At June 30, 2002 approximately 95,800 lines were in service as compared to approximately 69,000 lines in service at June 30, 2001. At June 30, 2002 approximately 1,850 additional lines were awaiting connection.

Internet services revenues increased 30.1% to $7.5 million in 2002 primarily due to growth in the average number of customers served and the number of cable modems deployed. We had approximately 71,400 active residential, commercial and small business retail dial-up Internet subscribers at June 30, 2002 as compared to approximately 65,500 at June 30, 2001. We had approximately 31,300 active residential, commercial and small business retail cable modem subscribers at June 30, 2002 as compared to approximately 19,600 at June 30, 2001. Approximately 850 cable modem subscribers were added with the Rogers acquisition on November 19, 2001.

The 60.9% decrease in All Other revenues to $12.3 million in 2002 is primarily due to the $19.5 million fiber system capacity sale in 2001 as previously described, partially offset by an increase in managed services revenue of $673,000 to $10.2 million in 2002 primarily due to increased contract rates and services with one customer.

Cost of Sales and Service
Total cost of sales and services decreased 18.2% to $62.1 million in 2002. As a percentage of total revenues, total cost of sales and services decreased from 41.6% in 2001 to 34.3% in 2002. Excluding the 2001 fiber system capacity sale, total cost of sales and services as a percentage of total revenues decreased from 39.9% in 2001 to 34.3% in 2002.

Long-distance services cost of sales and services decreased 16.0% to $30.9 million in 2002. Long-distance services cost of sales as a percentage of long-distance services revenues decreased from 38.3% in 2001 to 30.2% in 2002 primarily due to the following:

     - Reductions in access costs due to distribution and termination of our traffic on our own local services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.038 and $.078 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows,
     - The FCC Multi-Association Group reform order reducing the access rates paid by interexchange carriers to LECs, and
     - In the course of business we estimate unbilled long-distance cost of sales based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, when tariffed billing periods lapse, or when disputed charges are resolved. In 2002 we had favorable adjustments of $2.5 million.

Partially offsetting the 2002 decrease in long-distance services cost of sales as a percentage of long-distance services revenues is a decrease in the average rate per minute billed to customers as previously described.

Cable services cost of sales and services increased 19.9% to $12.0 million in 2002. Cable services cost of sales and services as a percentage of cable revenues, which is less as a percentage of revenues than are long-distance, local access and Internet services cost of sales and services, increased from 27.1% in 2001 to 27.7% in 2002. Cable services rate increases did not keep pace with programming cost increases in 2002. Programming costs increased for most of our cable services offerings, and we incurred additional costs on new programming introduced in 2001 and 2002.

Local access services cost of sales and services increased 45.2% to $9.6 million in 2002. Local access services cost of sales and services as a percentage of local access services revenues increased from 54.7% in 2001 to 62.5% in 2002, primarily due to the following:

     - Decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases,
     - An increase in the Anchorage loop lease rates paid to ACS as described below,
     - The effect of offering one to two months of free service to significant numbers of new local access services customers acquired in 2002 while continuing to incur cost of sales for such new customers,
     - The FCC Multi-Association Group reform order reducing the access rates paid by interexchange carriers to LECs, and
     - The lease of wholesale circuits from the ILEC in Fairbanks and Juneau pending completion of our facilities enabling service transition to UNE facilities and pricing.

The increases in local access services cost of sales as a percentage of local access services revenues described above are partially offset by further economies of scale and more efficient network utilization as the number of local access services subscribers and resulting revenues increase.

ACS requested and received permission for a 7.7% increase in the UNE loop rate to $14.92 and a 24% increase in their retail residential rates, both effective in November 2001. The wholesale service rate we pay is tied to the retail residential rate and increased approximately $2.25 per line. Additionally, the cost of residential features increased 24% to approximately $1.35 per line. We estimate that the increased rates will result in a 3.0% to 4.0% increase in our local access services cost of sales as a percentage of local access services revenue for the year ended December 31, 2002.

Internet services cost of sales and services decreased 3.1% to $2.3 million in 2002, and as a percentage of Internet services revenues, totaled 31.3% and 42.1% in 2002 and 2001, respectively. The decrease as a percentage of Internet services revenues is primarily due to a $2.7 million increase in Internet's portion of cable modem revenue that generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 17.0% to $63.9 million in 2002 and, as a percentage of total revenues, increased to 35.3% in 2002 from 29.9% in 2001. Excluding the fiber system capacity sale in 2001, selling, general and administrative expenses, as a percentage of total revenues, increased from 32.7% in 2001 to 35.3% in 2002. The 2002 increase in selling, general and administrative expenses is primarily due to increased labor and health insurance costs, incremental new costs to operate GFCC and Rogers, and costs incurred for our unsuccessful bid to purchase certain of the assets of WCIC, partially offset by a decreased accrual for company-wide success sharing bonus costs.

Marketing and advertising expenses as a percentage of total revenues increased from 3.1% in 2001 to 3.4% in 2002. Excluding revenues from the fiber system capacity sale in 2001, marketing and advertising expenses as a percentage of total revenues were 3.5% in 2001.

Bad Debt Expense
Bad debt expense increased 296.5% to $11.2 million in 2002 and, as a percentage of total revenues, increased to 6.2% in 2002 from 1.6% in 2001. Excluding revenues from the fiber system capacity sale in 2001, bad debt expense as a percentage of total revenues was 1.7% in 2001. The increase in bad debt expense in 2002 is primarily due to the $9.7 million WorldCom reserve as previously described.

The WorldCom reserve consists of all unpaid billings for services rendered prior to June 30, 2002 that were due from WorldCom at June 30, 2002 which have not been subsequently paid through the date of this report. An additional estimated $6.7 million is expected to be added to the WorldCom reserve in the third quarter of 2002 attributed to July 2002 pre-petition services and associated billings that are not expected to have been paid at the end of the third quarter. Any payments received on amounts included in the WorldCom reserve will reduce the reserve and bad debt expense in the period of receipt.

Depreciation and Amortization
Depreciation and amortization expense increased 4.9% to $29.0 million in 2002. The increase is primarily attributable to an increase in depreciation expense on our $68.0 million investment in equipment and facilities placed into service during 2001 for which a full year of depreciation will be recorded during the year ended December 31, 2002, and the $31.1 million investment in equipment and facilities placed into service during 2002 for which a partial year of depreciation will be recorded during the year ended December 31, 2002.

Partially offsetting the depreciation expense increases described above is the discontinuation of amortization of Goodwill and Cable Certificates upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets" resulting in a decrease in 2002 amortization expense of approximately $3.2 million as compared to 2001.

Interest Expense, Net
Interest expense, net of interest income, decreased 24.5% to $12.6 million in 2002. This decrease resulted primarily from decreased interest rates in 2002 on our variable rate debt and a $1.3 million net interest benefit earned in 2002 from our interest rate swap agreements. In 2001 we earned a $285,000 interest benefit from our interest rate swap agreement. Partially offsetting these decreases was additional interest expense in 2002 resulting from an increase in average outstanding indebtedness.

Income Tax Expense
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussions of income tax expense and net operating loss carryforwards reflect the consolidated group's activity and balances.

Income tax expense was $1.1 million in 2002 and $2.2 million in 2001. The decrease was due to reduced net income before income taxes in 2002 as compared to 2001, primarily due to the effect of the $9.7 million WorldCom reserve as previously described. Our effective income tax rate increased from 45.6% in 2001 to 48.9% in 2002 due to the effect of items that are nondeductible for income tax purposes.

At June 30, 2002, we have (1) tax net operating loss carryforwards of approximately $174.1 million that will begin expiring in 2007 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. Our utilization of remaining net operating loss carryforwards is subject to certain limitations pursuant to Internal Revenue Code section 382.

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

Our U.S. income tax return for 1999 was selected for examination by the Internal Revenue Service during 2001. The examination commenced during the third quarter of 2001 and was completed during the second quarter of 2002 with no material adjustments required.

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2002 and 2001:
                                                                         (Amounts in thousands)
                                                      -------------------------------------------------------------
                                                        First       Second      Third       Fourth      Total
                                                       Quarter     Quarter     Quarter     Quarter       Year
                                                      -------------------------------------------------------------
     2002
     Revenues:
       Long-distance services                        $  50,068      52,375                             102,443
       Cable services                                $  21,346      21,919                              43,265
       Local access services                         $   7,308       8,106                              15,414
       Internet services                             $   3,573       3,912                               7,485
       All Other services                            $   5,915       6,428                              12,343
                                                      -------------------------------------------------------------
          Total revenues                             $  88,210      92,740                             180,950
     Operating income (1)                            $  10,376       4,395                              14,771
     Net income (loss) before income taxes (1)       $   3,858      (1,686)                              2,172
     Net income (loss) (1)                           $   2,212      (1,103)                              1,109

     2001
     Revenues:
       Long-distance services                        $  46,236      49,851      53,892      50,715     200,694
       Cable services                                $  18,046      18,873      19,113      20,522      76,554
       Local access services                         $   5,958       6,183       6,397       6,691      25,229
       Internet services                             $   2,619       3,134       3,019       3,224      11,996
       All Other services (2)                        $  24,058       7,494       5,598       5,635      42,785
                                                      -------------------------------------------------------------
          Total revenues                             $  96,917      85,535      88,019      86,787     357,258
     Operating income (2)                            $  13,042       8,411      10,192       7,928      39,573
     Net income before income taxes                  $   4,322         436       2,717       1,184       8,659
     Net income                                      $   2,423         166       1,527         473       4,589

     --------------
     1 The second quarter of 2002 includes provision of the $9.7 million WorldCom reserve as previously described.
     2 The first quarter of 2001 includes $19.5 million of revenue and $7.3 million of operating income (after deducting direct operating costs) from the sale of long-haul capacity in the Alaska United undersea fiber optic cable system.
     --------------

Revenues
Total revenues for the quarter ended June 30, 2002 ("second quarter") were $92.7 million, representing a 5.1% increase from $88.2 million for the quarter ended March 31, 2002 ("first quarter"). The second quarter increase resulted primarily from a 4.6% increase in long-distance services revenues to $52.4 million resulting from the following:

     - Revenues from other common carriers increased 13.2% to $23.6 million, primarily due to a 16.1% increase in minutes carried to 217.7 million minutes, partially offset by a 2.5% decrease in the average rate per minute on minutes carried for other common carriers, and
     - An increase of 3.3% in private line and private network transmission services revenues to $9.1 million in second quarter due to an increased number of leased circuits in service.

The increase in long-distance services revenue described above is partially offset by a decrease in the long-distance services average rate per minute from $0.115 in the first quarter to $0.112 in the second quarter.

Cost of Sales and Services
Cost of sales and services decreased from $31.2 million in the first quarter to $30.9 million in the second quarter. As a percentage of revenues, first and second quarter cost of sales and services totaled 35.4% and 33.3%, respectively. The second quarter decrease as a percentage of revenues primarily results from the following:

     - Reductions in access costs due to distribution and termination of traffic on our own long-distance and local services networks instead of paying other carriers to distribute and terminate our traffic. We expect cost savings to continue as traffic carried on our own facilities grows, and
     - In the course of business we estimate unbilled long-distance cost of sales based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, when tariffed billing periods lapse, or when disputed charges are resolved. We had favorable adjustments of $663,000 and $1.8 million in first and second quarter, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 4.1% to $32.6 million in the second quarter as compared to the first quarter. As a percentage of revenues, second quarter selling, general and administrative expenses were 35.1% as compared to 35.5% for the first quarter. The second quarter increase in selling, general and administrative expenses is primarily due to increased labor and health insurance costs and costs incurred for our unsuccessful bid to purchase certain of the assets of WCIC. The second quarter decrease in selling, general and administrative expenses as a percentage of revenues is due to increased revenues in the second quarter without a comparable increase in expenses.

Bad Debt Expense
Bad debt expense increased $10.0 million to $10.6 million in the second quarter as compared to the first quarter. As a percentage of revenues, second quarter bad debt expense was 11.5% as compared to 0.7% for the first quarter. The second quarter bad debt expense increase is primarily due to the $9.7 million WorldCom reserve as previously described.

Net Income (Loss)
We reported net loss of ($1.1) million for the second quarter as compared to net income of $2.2 million for the first quarter. The decrease is primarily due to the effect of the $9.7 million WorldCom reserve as previously described, partially offset by increased revenues and decreased cost of sales, net interest expense and income tax expense.

Liquidity and Capital Resources
Cash flows from operating activities totaled $29.2 million for the six months ended June 30, 2002 ("2002") as compared to $45.7 million for the six months ended June 30, 2001 ("2001"), net of changes in the components of working capital. The decrease in 2002 is primarily due to the effect of the 2001 fiber system capacity sale partially offset by increased cash flow in 2002 from substantially all segments. Uses of cash during 2002 include $36.2 million of expenditures for property and equipment, including construction in progress, payment of $3.1 million in notes receivable issued to related parties, and a $1.1 million contribution to GCI. Other sources of cash in 2002 include $9.0 million in long-term borrowings and receipt of $858,000 in repayments of notes receivable issued to related parties.

Trade receivables increased $7.3 million from December 31, 2001 to June 30, 2002 primarily due to an increase in balances due from WorldCom preceding their filing for Chapter 11 bankruptcy reorganization.

Working capital deficit totaled $39.7 million at June 30, 2002, a $30.2 million increase in working capital deficit as compared to a deficit of $9.5 million as of December 31, 2001. The deficit increase is primarily attributed to classification of $38.2 million of our senior credit facilities scheduled principal reductions through June 30, 2003 to current maturities of long-term debt, as described further below.

We borrowed an additional $9.0 million on our Senior Holdings Loan credit facilities in 2002, and are scheduled to make $575,000, $10.0 million, $10.0 million, and $10.0 million principal payments on those facilities in the third quarter of 2002, fourth quarter of 2002, first quarter of 2003, and second quarter of 2003, respectively. Efforts to refinance the Senior Holdings Loan and the Fiber Facility are continuing. If we were to complete a refinancing and accept an early adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in 2002 we expect to recognize $2.7 million to $2.9 million as an infrequent loss attributed to remaining unamortized loan costs.

We are scheduled to make $3.0 million and $3.0 million principal payments on our Fiber Facility in the first and second quarters of 2003, respectively.

We were not the successful bidder for certain of the assets of WCIC, as described in note 7 to the Interim Condensed Consolidated Financial Statements, therefore the December 17, 2001 amendment to the Senior Holdings Loan will not become effective. Loan fees associated with this amendment were charged to expense.

We were in compliance with all loan covenants at June 30, 2002.

Our semi-annual Senior Notes interest payment of $8.8 million was due August 1, 2002 and was paid in full at that time out of existing cash balances.

Our expenditures for property and equipment, including construction in progress, totaled $36.2 million and $28.4 million during 2002 and 2001, respectively. We expect our 2002 expenditures for property and equipment, including construction in progress, for our core operations to total $60 million - $65 million. Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementation of our existing network backup facilities, continuing development of our Personal Communication Services, or PCS, network, cable telephony, and upgrades to our cable television plant.

The long-distance, local access, cable, Internet and wireless services industries are experiencing increasing competition and continuing technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive environment and by our ability to fund and implement new or enhanced technologies. We are unable to determine how competition and technological changes will affect our ability to obtain financing.

The telecommunications industry in general is depressed due to high levels of competition in the long-distance market resulting in pressures to reduce prices, an oversupply of long-haul capacity, excessive debt loads, several high-profile company failures and potentially fraudulent accounting practices by some companies. Our ability to refinance existing debt in the near term and to obtain new debt under acceptable terms and conditions in the longer-term may be diminished as a result.

The financial, credit and economic impacts of WorldCom's bankruptcy filing on the industry in general and on us in particular are not yet fully understood and are not predictable. We currently cannot predict the timing or amount that WorldCom will pay on outstanding balances due us as of their bankruptcy filing date of July 21, 2002. We expect such unpaid balances to total approximately $16.4 million for services rendered prior to their filing date. We believe that services provided to WorldCom subsequent to their bankruptcy filing date will be paid currently, consistent with our status in WorldCom's filing as a key service provider or utility to WorldCom's global network.

A conversion of WorldCom's bankruptcy petition to Chapter 7, an unfavorable classification of our service provider status for post July 21, 2002 services, unfavorable reauthorization of our pre-filing contracts and agreements with WorldCom, or a migration of WorldCom's traffic off our network without it being replaced by other common carriers that interconnect with our network, could have a materially adverse impact on our financial position, results of operations and liquidity.

We believe that we will be able to meet our current and long-term liquidity and capital requirements and fixed charges through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources. Should cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities or should we be unable to refinance our existing debt in 2002, capital expenditures will likely be reduced. If we are unable to timely make our scheduled principal payments and our lenders then elect to accelerate the repayment terms, we would not have the liquidity to repay the debt.

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

In July 2002, the FASB issued SFAS No 146, "Accounting for Costs Associated with Exit or Disposal Activities". Upon adoption of SFAS 146, enterprises may only record exit or disposal costs when they are incurred and can be measured at fair value. The recorded liability will be subsequently adjusted for changes in estimated cash flows. SFAS 146 revises accounting for specified employee and contract terminations that are part of restructuring activities. We will be required to adopt this statement no later than January 1, 2003 and do not expect this statement to have a material effect on our results of operations, financial position and cash flows.

Critical Accounting Policies
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our interim condensed consolidated financial statements.

     - We recognize unbilled revenues based upon minutes of use carried and established rates, net of credits and adjustments.
     - We estimate unbilled long-distance cost of sales based upon minutes of use carried through our network and established rates. Such estimates are revised when subsequent billings are received, when tariffed billing periods lapse, or when disputed charges are resolved.
     - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     - When recording depreciation expense associated with our telephony and cable television distribution systems, we use estimated useful lives. Because of changes in technology and industry conditions, we periodically evaluate the useful lives of our telephony and cable television distribution systems. These evaluations could result in a change in useful lives in future periods.
     - When recording amortization expense on intangible assets, we use estimated useful lives. We periodically evaluate the useful lives of our intangible assets. These evaluations could result in a change in useful lives in future periods. Additionally, we periodically review the valuation of our intangible assets. These reviews could result in write-down of the value of intangible assets.
     - We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
     - We have recorded revenues in the first quarter of 2001 associated with a cash sale of indefeasible rights to use certain amounts of our fiber system capacity. The fiber system capacity sold was treated as integral equipment because it is attached to real estate. Because all of the benefits and risks of ownership were transferred to the purchaser upon full receipt of the purchase price and other terms of the contract meet the requirements of SFAS No. 66, "Accounting for Sales of Real Estate," we accounted for the fiber system capacity sale as a sales-type lease. The accounting for the sale of fiber system capacity is currently evolving and accounting guidance may become available in the future which could require us to change our policy. If we are required to change our policy, it is likely the effect would be to recognize the gain from future sales of fiber system capacity, if any, over the term the capacity is provided.
     - Potential refundable amounts attributed to ILEC excess earnings are accounted for as gain contingencies since we cannot estimate future refundable amounts nor do we know if or when we will receive such refunds in the future. Such refunds are not recorded until realization is a certainty upon receipt.

Geographic Concentration and the Alaska Economy
We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. In fiscal 2001 Alaska's oil revenues and federal funding supplied 61% and 33%, respectively, of the state's total revenues. Investment losses negatively affected the state's total revenues in fiscal 2001 due to a decline in the value of its stock market investments. Investment losses of approximately $615.2 million reduced the state's total revenues to approximately $3.8 billion. All of the federal funding is dedicated for specific purposes, leaving oil revenues as the primary funding source of general operating expenditures. In fiscal 2002 state economists forecast that Alaska's federal funding, oil revenues, and investment earnings will supply 42%, 33% and 10%, respectively, of the state's total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of
0.991 million barrels produced per day in fiscal 2001. The state forecasts the production of 1.011 million barrels per day in fiscal 2002, and a production rate slightly above 1.0 million barrels per day through fiscal 2009. The state attributes the production rate increase to future development of recent discoveries in the National Petroleum Reserve Alaska, further development of heavy oil in both the Kuparuk and Prudhoe Bay fields, and additional satellite field development.

Market prices for North Slope oil averaged $27.85 in fiscal 2001 and are forecasted to average $21.50 in fiscal 2002. State economists forecast the average price of North Slope oil to decline to $20.50 in fiscal 2003. The closing price per barrel was $25.49 on August 2, 2002. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

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

In 2002 the Alaska Legislature passed and the Governor signed legislation that, among other things, increased certain alcohol beverage taxes, increased the state minimum wage to $7.15 per hour (adjusted for inflation in future years), and extended the termination date of the RCA one year to June 30, 2003.

Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years. Funds from federal sources totaling $2.1 billion are expected to be distributed to the State of Alaska for highways and other federally supported projects in fiscal 2002.

Should new oil discoveries or developments not materialize or the price of oil become depressed, the long term trend of continued decline in oil production from the Prudhoe Bay area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on us, in particular. In the past year, there has been a renewed effort to allow exploration and development in the Arctic National Wildlife Refuge

("ANWR"). The U.S. Department of Energy estimates it could take seven to twelve years to begin oil field production after approval of ANWR exploration.

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

Seasonality
Long-distance revenues (primarily those derived from our other common carrier customers) have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues, on the other hand, are higher in the winter months because consumers spend more time at home and tend to watch more television during these months. Local access and Internet services are not expected to exhibit significant seasonality. Our ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

PART I.
ITEM 3.
           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Senior Holdings Loan agreement carries interest rate risk. Amounts borrowed under this agreement bear interest at either Libor plus 1.0% to 2.5%, depending on the leverage ratio of Holdings and certain of its subsidiaries, or at the greater of the prime rate or the federal funds effective rate (as defined) plus 0.05%, in each case plus an additional 0.0% to 1.375%, depending on the leverage ratio of Holdings and certain of its subsidiaries. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. On September 21, 2001, we entered into an interest rate swap agreement to convert $25 million of this variable interest rate debt to 3.98% fixed rate debt plus applicable margin. As of June 30, 2002, we have borrowed $120.7 million of which $95.7 million is subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $957,000 in additional gross interest cost on an annualized basis.

On January 3, 2001 we entered into an interest rate swap agreement to convert $50 million in 9.75% fixed rate debt to a variable interest rate equal to the 90 day Libor rate plus 334 basis points. The swap agreement carries interest rate risk. Should the Libor rate change, our interest expense will increase or decrease accordingly. A 1% change in the variable interest rate will change the annualized benefit of the swap by $500,000. As of June 30, 2002, the interest rate spread between the fixed and swapped variable rate is 4.50%, an annualized reduction in interest expense of approximately $2,250,000. This interest rate swap agreement was called at no cost and terminated on August 1, 2002.

Our Fiber Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 2.5%-2.75%, or at our choice, the lender's prime rate plus 1.25%-1.5%. Should the Libor rate, the lenders' base rate or the leverage ratios change, our interest expense will increase or decrease accordingly. As of June 30, 2002, we have borrowed $60.0 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $600,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of June 30, 2002, we have borrowed $45.9 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $459,000 in additional gross interest cost on an annualized basis.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which we are a party is included in note 7 to the Interim Condensed Consolidated Financial Statements and is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               Exhibit 10.100 - Contract for Alaska Access Services between Sprint Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated March 12, 2002 (certain information has been redacted from this document which we desire to keep undisclosed)

               Exhibit 99.36 - Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b) Reports on Form 8-K filed during the quarter ended
               June 30, 2002 - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   GCI, INC.

                 Signature                                     Title                              Date
--------------------------------------      ----------------------------------------      ----------------------

/s/ Ronald A. Duncan                        President and Director                            August 9, 2002
--------------------------------------      (Principal Executive Officer)                 ----------------------
Ronald A. Duncan

/s/ G. Wilson Hughes                        Vice President and Director                       August 9, 2002
--------------------------------------                                                    ----------------------
G. Wilson Hughes

/s/ John M. Lowber                          Secretary, Treasurer and Director                 August 9, 2002
--------------------------------------      (Principal Financial and Accounting           ----------------------
John M. Lowber                              Officer)