Form 10-Q
period 2003-06-30
GCI INC
filed 2003-08-08
CIK 75679

As filed with the Securities and Exchange Commission on August 8, 2003

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X   No   .

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                $180,000,000 9.75% Senior Notes due August 2007.

                                    GCI, INC.
            A WHOLLY-OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS
                                                                                                      Page No.
                                                                                                      --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of June 30, 2003
                       (unaudited) and December 31, 2002..................................................5

                    Consolidated Statements of Operations for the
                       three and six months ended June 30, 2003
                       (unaudited) and 2002 (unaudited)...................................................7

                    Consolidated Statements of Stockholder's Equity
                       for the six months ended June 30, 2003
                       (unaudited) and 2002 (unaudited)...................................................8

                    Consolidated Statements of Cash Flows for the six
                       months ended June 30, 2003 (unaudited)
                       and 2002 (unaudited)...............................................................9

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................10

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................21

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................53

         Item 4.    Controls and Procedures...............................................................54

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................54

         Item 6.    Exhibits and Reports on Form 8-K......................................................55

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................56

CERTIFICATIONS............................................................................................57

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

     o Risks relating to the operations of new systems and technologies and applications to support new initiatives;
     o   Local conditions and obstacles;
     o The impact on our industry and indirectly on us of oversupply of capacity resulting from excessive deployment of network capacity in certain markets we do not serve;
     o Uncertainties inherent in new business strategies, new product launches and development plans, including local telephone services, Internet services, wireless services, digital video services, cable modem services, digital subscriber line services, transmission services, and yellow page directories, and the offering of these services in geographic areas with which we are unfamiliar;
     o The risks associated with technological requirements, technology substitution and changes and other technological developments;
     o   Prolonged service interruptions which could affect our business;
     o Development and financing of telecommunication, local telephone, wireless, Internet and cable networks and services;
     o Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
     o   Availability of qualified personnel;
     o Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska ("RCA"), and adverse outcomes from regulatory proceedings;
     o Uncertainties in federal military spending levels and military base closures in markets in which we operate;
     o The ongoing global and domestic trend towards consolidation in the telecommunications industry, which trend may be the effect of making the competitors larger and better financed and afford these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;
     o The financial, credit and economic impacts of the MCI (previously "WorldCom, Inc.") bankruptcy filing on the industry in general and on us in particular;
     o A conversion of MCI's bankruptcy petition to Chapter 7, a significant delay in MCI's emergence from bankruptcy, or a migration of MCI's traffic off our network without it being replaced by other common carriers that interconnect with our network;
     o The effect on us of pricing pressures, new program offerings and market consolidation in the markets served by our major customers, MCI and Sprint;
     o Under Statement of Financial Accounting Standard ("SFAS") 142, we must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill and could have a material adverse impact on our results of operations and shareholders' equity; and
     o Other risks detailed from time to time in our periodic reports filed with the SEC.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                       GCI, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)                                                           (Unaudited)
                                                                                   June 30,      December 31,
                            ASSETS                                                   2003            2002
---------------------------------------------------------------------------    ---------------- ---------------
Current assets:
    Cash and cash equivalents                                                 $     17,977           11,940
                                                                               --------------- ----------------

    Receivables:
        Trade                                                                       70,549           63,111
        Employee                                                                       320              391
        Other                                                                        2,621            3,093
                                                                               --------------- ----------------
                                                                                    73,490           66,595
        Less allowance for doubtful receivables                                     13,522           14,010
                                                                               --------------- ----------------
           Net receivables                                                          59,968           52,585
                                                                               --------------- ----------------

    Prepaid and other current assets                                                 9,938            9,171
    Deferred income taxes, net                                                       8,829            8,509
    Notes receivable with related parties                                            1,059              697
    Property held for sale                                                           1,037            1,037
    Inventories                                                                        408              400
                                                                               --------------- ----------------
           Total current assets                                                     99,216           84,339
                                                                               --------------- ----------------

Property and equipment in service, net of depreciation                             376,838          381,394
Construction in progress                                                            13,530           16,958
                                                                               --------------- ----------------
           Net property and equipment                                              390,368          398,352
                                                                               --------------- ----------------
Cable certificates, net of amortization of $26,775 and $26,884 at June
   30, 2003 and December 31, 2002, respectively                                    191,241          191,132
Goodwill, net of amortization of $7,200 at June 30, 2003 and December 31,
   2002                                                                             41,972           41,972
Other intangible assets, net of amortization of $1,327 and $1,848 at June
   30, 2003 and December 31, 2002, respectively                                      3,393            3,460
Deferred loan and senior notes costs, net of amortization of $5,999 and
   $4,110 at June 30, 2003 and December 31, 2002, respectively                      10,838            9,961
Notes receivable with related parties                                                5,060            5,142
Other assets, at cost, net of amortization of $39 and $24 at June 30, 2003
   and December 31, 2002, respectively                                               5,282            4,424
                                                                               --------------- ----------------
           Total other assets                                                      257,786          256,091
                                                                               --------------- ----------------
           Total assets                                                       $    747,370          738,782
                                                                               =============== ================

See accompanying notes to interim condensed consolidated financial statements.


                                       5                             (Continued)

                           GCI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)
(Amounts in thousands)                                                           (Unaudited)
                                                                                  June 30,       December 31,
             LIABILITIES AND STOCKHOLDER'S EQUITY                                   2003             2002
--------------------------------------------------------------------------    ---------------- ----------------
Current liabilities:
    Current maturities of obligations under long-term debt and capital
       leases                                                                $      22,900            1,857
    Accounts payable                                                                29,227           33,605
    Deferred revenue                                                                18,094           18,290
    Accrued payroll and payroll related obligations                                 13,933           11,821
    Accrued interest                                                                 8,000            7,938
    Accrued liabilities                                                              5,746            5,522
    Due to related party                                                             5,104            4,871
    Subscriber deposits                                                                758              889
                                                                              ---------------- ----------------
        Total current liabilities                                                  103,762           84,793

Long-term debt, excluding current maturities                                       335,000          357,700
Obligations under capital leases, excluding current maturities                      42,094           44,072
Obligations under capital leases due to related party, excluding
  current maturities                                                                   691              703
Deferred income taxes, net of deferred income tax benefit                           21,902           16,061
Other liabilities                                                                    6,807            4,956
                                                                              ---------------- ----------------
        Total liabilities                                                          510,256          508,285
                                                                              ---------------- ----------------
Stockholder's equity:
Class A common stock.  Authorized 10 shares; issued 0.01 shares at June
  30, 2003 and December 31, 2002                                                   206,622          206,622
Paid-in capital                                                                     44,147           44,904
Retained deficit                                                                   (13,128)         (20,489)
Accumulated other comprehensive loss                                                  (527)            (540)
                                                                              ---------------- ----------------
        Total stockholder's equity                                                 237,114          230,497
  Commitments and contingencies
                                                                              ---------------- ----------------
        Total liabilities and stockholder's equity                           $     747,370          738,782
                                                                              ================ ================
See accompanying notes to interim condensed consolidated financial statements.

                                       GCI, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (Unaudited)
                                                           Three Months Ended                  Six Months Ended
                                                                 June 30,                          June 30,
                                                           2003           2002               2003            2002
                                                     -------------- --------------     --------------- --------------
                                                     (Amounts in thousands)

Revenues                                            $     95,939         92,740            188,716         180,950

Cost of sales and services                                30,071         30,861             60,319          62,098
Selling, general and administrative expenses              34,294         32,585             67,287          63,886
Bad debt expense                                             802         10,616              1,399          11,197
Depreciation, amortization and accretion expense          12,800         13,912             26,301          27,870
                                                     -------------- --------------     --------------- --------------
     Operating income                                     17,972          4,766             33,410          15,899
                                                     -------------- --------------     --------------- --------------
Other income (expense):
   Interest expense                                       (9,138)        (6,236)           (18,292)        (12,827)
   Amortization of loan and senior notes fees               (625)          (371)            (1,698)         (1,128)
   Interest income                                           165            155                331             228
                                                     -------------- --------------     --------------- --------------
     Other expense, net                                   (9,598)        (6,452)           (19,659)        (13,727)
                                                     -------------- --------------     --------------- --------------
     Net income (loss) before income taxes and
       cumulative effect of a change in
       accounting principle                                8,374         (1,686)            13,751           2,172

Income tax (expense) benefit                              (3,564)           583             (5,846)         (1,063)
                                                     -------------- --------------     --------------- --------------

     Net income (loss) before cumulative effect
       of a change in accounting principle                 4,810         (1,103)             7,905           1,109

Cumulative effect of a change in accounting
   principle, net of income tax benefit of $367              ---            ---               (544)            ---
                                                     -------------- --------------     --------------- --------------
     Net income (loss)                              $      4,810         (1,103)             7,361           1,109
                                                     ============== ==============     =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                                       GCI, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                  SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                (Unaudited)

                                                        Shares of                                         Accumulated
                                                         Class A       Class A                                Other
                                                         Common        Common      Paid-in    Retained    Comprehensive
(Amounts in thousands, except share amounts)              Stock        Stock       Capital    Deficit     Income (Loss)     Total
                                                       -----------------------------------------------------------------------------
Balances at December 31, 2001                              100       $206,622       44,902    (27,152)          8           224,380

Components of comprehensive income:
  Net income                                               ---            ---          ---      1,109         ---             1,109
  Change in fair value of cash flow hedge, net of
     change in income tax liability of $151                ---            ---          ---        ---        (232)             (232)
                                                                                                                         -----------
      Comprehensive income                                                                                                      877
Contribution from General Communication, Inc.              ---            ---         (409)       ---         ---              (409)
                                                       -----------------------------------------------------------------------------
Balances at June 30, 2002                                  100       $206,622       44,493    (26,043)       (224)          224,848
                                                       =============================================================================

Balances at December 31, 2002                              100       $206,622       44,904    (20,489)       (540)          230,497

Components of comprehensive income:
   Net income                                              ---            ---          ---      7,361         ---             7,361
   Change in fair value of cash flow hedge, net of
     change in income tax benefit of $105                  ---            ---          ---        ---          13                13
                                                                                                                         -----------
      Comprehensive income                                                                                                    7,374
Contribution from General Communication, Inc.              ---            ---         (757)       ---         ---              (757)
                                                       -----------------------------------------------------------------------------
Balances at June 30, 2003                                  100       $206,622       44,147    (13,128)       (527)          237,114
                                                       =============================================================================

 See accompanying notes to interim condensed consolidated financial statements.

                                          GCI, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                            (Unaudited)
                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                         2003           2002
                                                                                    -------------- --------------
        (Amounts in thousands)
        Operating activities:
          Net income                                                               $     7,361          1,109
            Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation, amortization and accretion expense                        26,301         27,870
                Deferred income tax expense                                              5,846          1,158
                Amortization of loan and senior notes fees                               1,698          1,128
                Cumulative effect of a change in accounting principle, net of
                  income tax benefit of $367                                               544            ---
                Bad debt expense, net of write-offs                                       (488)         9,713
                Deferred compensation and compensatory stock options                       567            634
                Other noncash income and expense items                                    (254)            18
                Change in operating assets and liabilities                              (9,935)       (11,705)
                                                                                    -------------- --------------
                  Net cash provided by operating activities                             31,640         29,925
                                                                                    -------------- --------------

        Investing activities:
           Purchases of property and equipment                                         (17,375)       (36,192)
           Payment of deposit                                                             (721)           ---
           Notes receivable issued to related parties                                      (48)        (3,055)
           Payments received on notes receivable with related parties                       22            858
           Purchases of other assets                                                      (403)          (940)
                                                                                    -------------- --------------
                  Net cash used by investing activities                                (18,525)       (39,329)
                                                                                    -------------- --------------

        Financing activities:
          Repayments of long-term borrowings and capital lease obligations              (3,647)          (395)
          Long-term borrowings - bank debt                                                 ---          9,000
          Payment of debt issuance costs                                                (2,575)          (250)
          Cash contribution to General Communication, Inc.                                (856)        (1,091)
                                                                                    -------------- --------------
                  Net cash provided (used) by financing activities                      (7,078)         7,264
                                                                                    -------------- --------------
                  Net increase (decrease) in cash and cash equivalents                   6,037         (2,140)

                  Cash and cash equivalents at beginning of period                      11,940         11,097
                                                                                    -------------- --------------

                  Cash and cash equivalents at end of period                       $    17,977          8,957
                                                                                    ============== ==============

        See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of GCI, Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

(l)     Business and Summary of Significant Accounting Principles

        In the following discussion GCI, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our".

        Basis of Presentation
        We were incorporated in Alaska in 1997 to effect the issuance of senior notes. As a wholly-owned subsidiary of General Communication, Inc. ("GCI"), we received through our initial capitalization all ownership interests in subsidiaries previously held by GCI.

        (a)  Business
             We offer the following services:
             o Long-distance telephone service between Anchorage, Fairbanks, Juneau, and other communities in Alaska and the remaining United States and foreign countries
             o   Cable television services throughout Alaska
             o Facilities-based competitive local access services in Anchorage, Fairbanks and Juneau, Alaska
             o   Internet access services
             o   Termination of traffic in Alaska for certain common carriers
             o   Private line and private network services
             o   Managed services to certain commercial customers
             o Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics
             o Sales and service of dedicated communications systems and related equipment
             o Lease and sales of capacity on two undersea fiber optic cables used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries

        (b)  Principles of Consolidation
             The consolidated financial statements include the accounts of GCI, Inc., GCI, Inc.'s subsidiary GCI Holdings, Inc., GCI Holdings, Inc.'s subsidiaries GCI Communication Corp., GCI Cable, Inc., GCI Transport Co., Inc., GCI Fiber Communication Co., Inc., GCI Fiber Co., Inc. and Fiber Hold Co., Inc. and GCI Fiber Co., Inc.'s and Fiber Hold Co., Inc.'s partnership Alaska United Fiber System Partnership, GCI Communication Corp.'s subsidiaries Potter View Development Co., Inc., Wok 1, Inc. and Wok 2, Inc. and GCI Transport Co., Inc.'s subsidiary GCI Satellite Co., Inc. All subsidiaries are wholly-owned at June 30, 2003.

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

             Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at June 30, 2003 (amounts in thousands):

                    Balance at December 31, 2002                   $     ---
                    Liability recognized upon adoption of SFAS
                      No. 143                                          1,565
                    Accretion expense for the six months
                      ended June 30, 2003                                 64
                                                                    ----------
                         Balance at June 30, 2003                  $   1,629
                                                                    ==========

             Following is the amount of the liability for asset retirement obligations as if SFAS No. 143 had been applied at December 31, 2001 (amounts in thousands):

                    Balance at December 31, 2001                   $   1,350
                                                                    ==========
                    Balance at June 30, 2002                       $   1,457
                                                                    ==========
                    Balance at June 30, 2003                       $   1,629
                                                                    ==========

        (e)  Payments Received from Suppliers
             On March 20, 2003 the Financial Accounting Standards Board issued Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF No. 02-16"). We have applied EITF No. 02-16 prospectively for arrangements entered into or modified after December 31, 2002. Our cable services segment occasionally receives reimbursements for costs to promote suppliers' services, called cooperative advertising arrangements. The supplier payment is classified as a reduction of selling, general and administrative expenses if it reimburses specific, incremental and identifiable costs incurred to resell the suppliers' services. Excess consideration, if any, is classified as a reduction of cost of sales and services.

             Occasionally our cable services segment enters into a binding arrangement with a supplier in which we receive a rebate dependent upon us meeting a specified goal. We recognize the rebate as a reduction of cost of sales and services systematically as we make progress toward the


                                       11                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             specified goal, provided the amounts are probable and reasonably estimable. If earning the rebate is not probable and reasonably estimable, it is recognized only when the goal is met.

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

        (g)  Stock Option Plan
             At June 30, 2003, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25.

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


                                       12                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Stock-based employee compensation cost is reflected over the options' vesting period of generally five years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income (loss) for the three and six months ended June 30, 2003 and 2002, if we had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands):

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                        -----------    ----------    ---------    -----------
                                                           2003           2002          2003          2002
                                                        -----------    ----------    ---------    -----------
                Net income (loss), as reported         $   4,810         (1,103)        7,361         1,109
                Total stock-based employee
                 compensation expense included in
                 reported net income, net of related
                 tax effects                                  91             83           159           142
                Total stock-based employee
                 compensation expense under the
                 fair-value based method for all
                 awards, net of related tax effects         (451)          (488)         (925)       (1,063)
                                                        -----------    ----------    ---------    -----------
                   Pro forma net income (loss)         $   4,450         (1,508)        6,595           188
                                                        ===========    ==========    =========    ===========

             The calculation of total stock-based employee compensation expense under the fair-value based method includes weighted-average assumptions of a risk-free interest rate, volatility and an expected life.

        (h)  Concentrations of Credit Risk
             Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At June 30, 2003 and December 31, 2002, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments at one highly rated financial institution.

             We have two major customers, MCI and Sprint Corporation. There is increased risk associated with these customers' accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for MCI and Sprint, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

        (i) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others
             On January 1, 2003 we adopted FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a


                                       13                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. Adoption of FIN No. 45 did not have a material effect on our results of operations, financial position and cash flows.

        (j)  Reclassifications
             Reclassifications have been made to the 2002 financial statements to make them comparable with the 2003 presentation.

(2)    Consolidated Statements of Cash Flows Supplemental Disclosures

       Changes in operating assets and liabilities consist of (amounts in thousands):
             Six month periods ended June 30,                                  2003           2002
                                                                           ------------   ------------
              Increase in accounts receivable                             $   (6,894)        (7,819)
              Increase in inventories                                             (8)          (820)
              (Increase) decrease in prepaid and other current assets           (767)           455
              Decrease in accounts payable                                    (4,379)        (1,124)
              Decrease in deferred revenues                                     (196)          (162)
              Increase (decrease) in accrued payroll and payroll
               related obligations                                             2,112         (4,783)
              Increase in accrued interest                                        62            196
              Increase in accrued liabilities                                    224          1,258
              Increase (decrease) in subscriber deposits                        (130)           202
              Increase in components of other long-term liabilities               41            892
                                                                           ------------   ------------
                                                                          $   (9,935)       (11,705)
                                                                           ============   ============

       We paid interest totaling approximately $18,230,000 and $12,631,000 during the six months ended June 30, 2003 and 2002, respectively.

       Effective March 31, 2001 we acquired the assets and customer base of G.C. Cablevision, Inc. Upon acquisition the seller received shares of GCI Class A common stock with a future payment in additional shares contingent upon the market price of our common stock on March 31, 2003. At March 31, 2003 the market price condition was not met and GCI issued approximately 222,600 shares of its Class A common stock.

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


                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Amortization expense for amortizable intangible assets was as follows:
                                                  Three Months Ended        Six Months Ended
                                                       June 30,                  June 30,
                                                   2003        2002           2003     2002
                                               ----------- -----------    ---------- ---------
             Amortization expense             $     132         181           332       387
                                               =========== ===========    ========== =========

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

          Years ending
          December 31,
            2003         $ 526
            2004         $ 470
            2005         $ 338
            2006         $ 334
            2007         $ 273

       No intangible assets have been impaired based upon impairment testing performed as of December 31, 2002 and no indicators of impairment have occurred since the impairment testing was performed.

(4)    Long-term Debt
       On April 22, 2003 we amended our $225.0 million Senior Facility. The amendment provides for the followings changes:

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

       The amendment requires us to prepay the term loan as follows (amounts in thousands):

                             Date                         Amount
           ------------------------------------------    --------
           Quarterly from September 30, 2003 to
             December 31, 2004                          $  5,000
           Quarterly from March 31, 2005 to December
             31, 2005                                   $  6,000
           Quarterly from March 31, 2006 to December
             31, 2006                                   $  8,000
           Quarterly from March 31, 2007 to September
             30, 2007                                   $ 10,000

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

       In connection with the amendment of the Senior Facility, we paid bank fees and other expenses of approximately $2,379,000 during the six months ended June 30, 2003 which will be amortized over the life of the amended agreement.

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

         Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 33 communities and areas in Alaska, including the state's four largest urban areas, Anchorage, Fairbanks, the Matanuska-Susitna Valley and Juneau. We offer digital cable television services in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Kenai and Soldotna and retail cable modem service (through our Internet services segment) in all of our locations in Alaska except Kotzebue. We plan to continue to expand our product offerings as plant upgrades are completed in other communities in Alaska.

         Local access services. We offer facilities based competitive local exchange services in Anchorage, Fairbanks and Juneau and plan to provide similar competitive local exchange services in other locations pending regulatory approval and subject to availability of capital.

         Internet services. We offer wholesale and retail Internet services to both consumer and commercial customers. We offer cable modem service as further described under Cable services above. Our undersea fiber optic cable allows us to offer enhanced services with high-bandwidth requirements.

       Included in the "All Other" category in the tables that follow are our managed services, product sales and cellular telephone services. None of these business units has ever met the quantitative thresholds for determining reportable segments. Also included in the All Other category are corporate related expenses including information technology, accounting, legal and regulatory, human resources and other general and administrative expenses. Operating expenses for the preparation of our new phone directory are included in the All Other category. The revenue and costs of sales and service for our new phone directory will be included in the All Other category upon their recognition.


                                       16                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       We evaluate performance and allocate resources based on (1) earnings or loss from operations before depreciation, amortization and accretion expense, net other expense and income taxes, and (2) operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note
       1. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

       We earn all revenues through sales of services and products within the United States of America. All of our long-lived assets are located within the United States of America, except approximately 72% of our undersea fiber optic cable system which transits international waters.

       Summarized financial information for our reportable segments for the six months ended June 30, 2003 and 2002 follows (amounts in thousands):
                                                      Reportable Segments
                                     --------------------------------------------------------
                                         Long-                Local                  Total
                                       Distance    Cable      Access    Internet   Reportable      All
                                       Services   Services   Services   Services    Segments      Other     Total
                                     ------------------------------------------------------------------------------
                   2003
                   ----
       Revenues:
         Intersegment                $   7,251      1,258      5,015      6,382       19,906         372    20,278
         External                      100,056     47,310     17,671      9,380      174,417      14,299   188,716
                                     ------------------------------------------------------------------------------
            Total revenues           $ 107,307     48,568     22,686     15,762      194,323      14,671   208,994
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes    $  53,239     22,806      1,607      1,339       78,991     (18,049)   60,942
                                     ==============================================================================

       Operating income (loss)       $  43,482     13,744       (129)      (361)      56,736     (22,095)   34,641
                                     ==============================================================================

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
                                     ==============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, net interest
         expense and income taxes    $  43,212     20,351      2,127     (5,658)      60,032     (15,806)   44,226
                                     ==============================================================================

       Operating income (loss)       $  30,953     12,085        459     (7,432)      36,065     (19,709)   16,356
                                     ==============================================================================

                                       17                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):
         Six months ended June 30,                                               2003             2002
                                                                            --------------- ---------------
         Reportable segment revenues                                       $    194,323         190,508
         Plus All Other revenues                                                 14,671          12,716
         Less intersegment revenues eliminated in consolidation                  20,278          22,274
                                                                            --------------- ---------------
              Consolidated revenues                                        $    188,716         180,950
                                                                            =============== ===============

       A reconciliation of reportable segment earnings from operations before depreciation, amortization and accretion expense, net other expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):
         Six months ended June 30,                                               2003             2002
                                                                            -------------- ----------------
         Reportable segment earnings from operations before
           depreciation, amortization and accretion expense, net other
           expense and income taxes                                        $     78,991          60,032
         Less All Other loss from operations before depreciation,
           amortization and accretion expense, net other expense and
           income taxes                                                          18,049          15,806
         Less intersegment contribution eliminated in consolidation               1,231             457
                                                                            -------------- ----------------
              Consolidated earnings from operations before
                depreciation, amortization and accretion expense, net
                other expense and income taxes                                   59,711          43,769
         Less depreciation, amortization and accretion expense                   26,301          27,870
                                                                            -------------- ----------------
              Consolidated operating income                                      33,410          15,899
         Less other expense, net                                                 19,659          13,727
                                                                            -------------- ----------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $     13,751           2,172
                                                                            ============== ================

       A reconciliation of reportable segment operating income to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):
         Six months ended June 30,                                               2003             2002
                                                                            --------------- ---------------
         Reportable segment operating income                               $     56,736          36,065
         Less All Other operating loss                                           22,095          19,709
         Less intersegment contribution eliminated in consolidation               1,231             457
                                                                            --------------- ---------------
              Consolidated operating income                                      33,410          15,899
         Less other expense, net                                                 19,659          13,727
                                                                            --------------- ---------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $     13,751           2,172
                                                                            =============== ===============

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

       On July 1, 1999, the Alaska Public Utilities Commission ("APUC") ruled that the rural exemptions from local competition for the ILECs operating in Juneau, Fairbanks and North Pole would not be continued, which allowed us to negotiate for unbundled elements for the provision of competitive local service. Alaska Communications Systems, Inc. ("ACS") requested reconsideration of this decision and on October 11, 1999, the RCA issued an order terminating rural exemptions for the ILECs operating in the Fairbanks and Juneau markets. ACS has appealed these decisions. The appeal presently is before the Alaska Supreme Court. On February 11, 2003, the Alaska Supreme Court heard oral argument. One of the principal issues in dispute concerns the assignment of the burden of proof. In accordance with instructions from the Alaska Superior Court, the APUC assigned the burden to ACS at the remand proceeding. At the oral argument, several Justices expressed concern with the assignment of the burden. At this time, we cannot reasonably predict what the outcome of the case will be or even what relief the Court might order if it were to find that the burden of proof was improperly assigned to ACS. An adverse decision from the Court, however, has the potential to disrupt our ability to provide service to our Fairbanks and Juneau customers over our facilities. We are unable to predict when the Court will issue their decision.

       While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time the resolution of them, except for the rural exemption proceedings described above, to have a material adverse effect on our financial position, results of operations or liquidity.

       Fiber Optic Cable System Construction Commitment
       In June 2003 we began work on the construction of a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. A consortium of companies has been selected to design, engineer, manufacture and install the undersea fiber optic cable system and a contract has been signed at a total cost to us of $35.2 million. We expect to fund construction of the fiber optic cable system through our operating cash flows and, to the extent necessary, with draws on our Senior Facility.

(7)    Subsequent Events
       On July 21, 2002 MCI and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company's creditors and shareholders. During the six months ended June 30, 2002 we recognized $9.7 million in bad debt expense for uncollected amounts due from MCI. During the three months ended September 30, 2002 we recognized an additional $1.2 million in bad debt expense. At June 30, 2003 we had total pre-petition amounts due from MCI of $12.9 million. At June 30, 2003 the bad debt reserve for uncollected amounts due from MCI ("MCI reserve") totaled $11.6 million and consisted of all billings for services rendered prior to July 21, 2002 that were not paid or deemed recoverable as of June 30, 2003. The MCI reserve includes approximately $0.7 million in reserves recognized prior to the bankruptcy in addition to the bad debt expense previously discussed.

       On July 22, 2003, the United States Bankruptcy Court approved the settlement of pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. The settlement settles unpaid


                                       19                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       balances due from MCI for services rendered prior to their bankruptcy filing date, settles billing disputes between us, and establishes a right to set-off certain of our pre-petition accounts payable to MCI. Under the terms of the settlement:

           o We will reduce our pre-petition accounts receivable from MCI by approximately $800,000, and
           o We may set-off approximately $1.0 million of our pre-petition accounts payable to MCI. The $1.0 million in amounts due from MCI which will be off-set by an equal amount of pre-petition accounts payable was not included in the MCI reserve.

       The remaining pre-petition accounts receivable balance owed by MCI to us after these adjustments is $11.1 million which we will use as a credit against amounts payable for future services purchased from MCI. We expect to reduce the MCI reserve as we utilize credits for services otherwise payable to MCI in the future. We expect to evaluate the likelihood that we will receive full credit offset for our remaining pre-petition accounts receivable balance when MCI exits bankruptcy proceedings and may change our recognition method at that time.

       On July 24, 2003, our contract to provide interstate and intrastate long-distance services to MCI was extended for a minimum of five years to July 2008. The agreement sets the terms and conditions under which we originate and terminate certain types of long distance and data services in Alaska on MCI's behalf. In exchange for extending the term of this exclusive contract, MCI will receive a series of rate reductions implemented in phases over the life of the contract.

PART I.
ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our."

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to unbilled revenues, cost of sales and services accruals, allowance for doubtful accounts, depreciation, amortization and accretion periods, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our Cautionary Statement Regarding Forward-Looking Statements.

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

General Overview
We have experienced significant growth in recent years through strategic acquisitions, deploying new business lines and expansion of our existing businesses. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities. We expect to fund the construction of a new fiber optic cable system through our operating cash flows and, to the extent necessary, with draws on our Senior Facility, as further discussed in Liquidity and Capital Resources included in Part I, Item 2 of this report.

Consolidated revenues increased by more than $3 million during the second quarter of 2003 ("2003") as compared to the second quarter in 2002 ("2002"). Our operating income increased by more than $13 million in 2003. Our net income before income tax and cumulative effect of a change in accounting principle increased by more than $10 million and our net income increased by almost $6 million. Three of our reportable business segments experienced growth in external revenues from 2002 to 2003 as we continued to strengthen our position in the markets we serve. The long-distance services segment experienced a decrease in revenue in 2003 as compared to 2002. The long-distance services, cable services and Internet services segments improved their operating results in 2003. The operating results for the local access services segment decreased in 2003.

Long-Distance Services Overview
Second quarter 2003 long-distance services revenue represented 53.8% of consolidated revenues. Our provision of interstate and intrastate long-distance services, private line and leased dedicated capacity services, and broadband services accounted for 94.6% of our total long-distance services revenues during the second quarter of 2003.

Factors that have the greatest impact on year-to-year changes in long-distance services revenues may include the rate per minute charged to customers, usage volumes expressed as minutes of use, and the number of private line, leased dedicated service and broadband products in use.

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

On July 21, 2002 MCI and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company's creditors and shareholders. During the six months ended June 30, 2002 we recognized $9.7 million in bad debt expense for uncollected amounts due from MCI. During the three months ended September 30, 2002 we recognized an additional $1.2 million in bad debt expense. At June 30, 2003 we had total pre-petition amounts due from MCI of $12.9 million. At June 30, 2003 the bad debt reserve for uncollected amounts due from MCI ("MCI reserve") totaled $11.6 million and consisted of all billings for services rendered prior to July 21, 2002 that were not paid or deemed recoverable as of June 30, 2003. The MCI reserve includes approximately $0.7 million in reserves recognized prior to the bankruptcy in addition to the bad debt expense previously discussed.

On July 22, 2003, the United States Bankruptcy Court approved the settlement of pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. The settlement settles unpaid balances due from MCI for services rendered prior to their bankruptcy filing date, settles billing disputes between us, and establishes a right to set-off certain of our pre-petition accounts payable to MCI. Under the terms of the settlement:

     o We will reduce our pre-petition accounts receivable from MCI by approximately $800,000, and
     o We may set-off approximately $1.0 million of our pre-petition accounts payable to MCI. The $1.0 million in amounts due from MCI which will be off-set by an equal amount of pre-petition accounts payable was not included in the MCI reserve.

The remaining pre-petition accounts receivable balance owed by MCI to us after these adjustments is $11.1 million which we will use as a credit against amounts payable for future services purchased from MCI. We expect to reduce the MCI reserve as we utilize credits for services otherwise payable to MCI in the future. We expect to evaluate the likelihood that we will receive full credit offset for our remaining pre-petition accounts receivable balance when MCI exits bankruptcy proceedings and may change our recognition method at that time.

On July 24, 2003, our contract to provide interstate and intrastate long-distance services to MCI was extended for a minimum of five years to July 2008. The agreement sets the terms and conditions under which we originate and terminate certain types of long distance and data services in Alaska on MCI's behalf. In exchange for extending the term of this exclusive contract, MCI will receive a series of rate reductions implemented in phases over the life of the contract.

We believe that MCI may ultimately exit bankruptcy with their business intact. We cannot predict how long it may take MCI to complete the bankruptcy process or what effect the process or the economy may have on their traffic levels and ultimately, their requirements for service to and from Alaska.

Recent announcements, hearings and media coverage reflect a political movement that may be attempting to deny MCI from continuing to provide services to government agencies. We estimate that 25% of our MCI revenues are attributed to their provision of service to government agencies. Our MCI revenues could be significantly reduced if MCI's government contract traffic moves from their network to other carriers' networks for which we do not provide service to.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to MCI and Sprint by their customers. Pricing pressures, general economic deterioration, new program offerings, business failures, and market consolidation continue to evolve in the markets served by MCI and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Due in large part to the favorable synergistic effects of our integrated approach, the long-distance services segment continues to be a significant contributor to our overall performance, although the migration of traffic from voice to data continues.

Cable Services Overview
Second quarter 2003 cable television revenues represented 24.9% of consolidated revenues. Our cable systems serve 33 communities and areas in Alaska, including the state's four largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley and Juneau.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and other one-time events, such as sporting events; (2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales. During the second quarter of 2003 programming services generated 77.6% of total cable services revenues, cable services' allocable share of cable modem services accounted for 11.4% of such revenues, equipment rental and installation fees accounted for 7.0% of such revenues, advertising sales accounted for 3.2% of such revenues, and other services accounted for the remaining 0.8% of total cable services revenues.

Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including three of the state's four largest population centers, Anchorage, Fairbanks and Juneau. Rates increased approximately 4% for those customers who experienced an adjustment.

The primary factors that contribute to year-to-year changes in cable services revenues may include average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, and revenues generated from new product offerings.

Our cable services segment faces competition from alternative methods of receiving and distributing television signals, including but not limited to direct broadcast satellite and, expected to begin in the third quarter of 2003, digital video service over telephone lines, and from other sources of news, information and entertainment. Several ILECs in the lower-48 states have announced marketing arrangements to provide direct broadcast satellite services along with local telephone and other services. Similar arrangements could be extended to ILECs in the markets we serve in Alaska. We believe our cable television services will continue to be competitive by providing, at reasonable prices, a greater variety of communication services than are available off-air or through other alternative delivery sources. Additionally, we believe we offer superior technical performance and responsive community-based customer service.

Local Access Services Overview
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. During the second quarter of 2003 local access services revenues represented 9.6% of consolidated revenues.

The primary factors that contribute to year-to-year changes in local access services revenues may include the average number of business and residential subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services, the number and type of additional premium features selected, and the traffic sensitive access rates charged to carriers.

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

Internet Services Overview
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services' allocable share of cable modem services (a portion of cable modem revenue is also recognized by our cable services segment). During the second quarter of 2003 Internet services segment revenues represented 5.0% of consolidated revenues.

The primary factors that contribute to year-to-year changes in Internet services revenues may include the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, the amount of bandwidth purchased by large commercial customers, and the number and type of additional premium features selected.

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

Revenues included in the All Other category represented 6.7% of total revenues in the second quarter of 2003 and include managed services revenues totaling $5.3 million, cellular telephone services revenues totaling $905,000 and product sales revenues totaling $215,000.

                              RESULTS OF OPERATIONS

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (unaudited, underlying data rounded to the nearest thousands):
                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                                         Percent-                            Percent-
                                                                            age                                 age
                                                                         Change (1)                          Change (1)
                                                                          2003 vs.                            2003 vs.
                                                    2003       2002         2002        2003       2002        2002
                                                    ----       ----         ----        ----       ----        ----
      Statement of Operations Data:
      Revenues
          Long-distance services                    53.8%      56.5%       (1.5%)       53.0%      56.6%      (2.3%)
          Cable services                            24.9%      23.6%        8.9%        25.1%      23.9%       9.3%
          Local access services                      9.6%       8.8%       14.1%         9.4%       8.5%      14.6%
          Internet services                          5.0%       4.2%       22.4%         5.0%       4.2%      25.3%
          All Other services                         6.7%       6.9%        0.5%         7.5%       6.8%      15.8%
                                                 -----------------------------------------------------------------------
             Total revenues                        100.0%     100.0%        3.4%       100.0%     100.0%       4.3%
      Cost of sales and services                    31.3%      33.3%       (2.6%)       32.0%      34.3%      (2.9%)
      Selling, general and administrative
        expenses                                    35.8%      35.1%        5.2%        35.7%      35.3%       5.3%
      Bad debt expense                               0.8%      11.5%      (92.4%)        0.7%       6.2%     (87.5%)
      Depreciation, amortization and accretion
        expense                                     13.3%      15.0%       (8.0%)       13.9%      15.4%      (5.6%)
                                                 -----------------------------------------------------------------------
             Operating income                       18.8%       5.1%      277.1%        17.7%       8.8%     110.1%
             Net income (loss) before income
               taxes and cumulative effect of a
               change in accounting principle        8.7%      (1.8%)     596.7%         7.3%       1.2%     533.1%
             Net income (loss) before
             cumulative effect of a change in
             accounting principle                    5.0%      (1.2%)     536.1%         4.2%       0.6%     612.8%
             Net income (loss)                       5.0%      (1.2%)     536.1%         3.9%       0.6%     563.8%

      Other Operating Data:
      Long-distance services operating income (2)   45.2%      23.5%       89.8%        43.5%      30.2%      40.5%
      Cable services operating income (3)           30.5%      29.1%       14.4%        29.1%      27.9%      13.7%
      Local access services operating (loss)
        income (4)                                  (5.4%)      5.2%     (218.2%)       (0.7%)      3.0%    (128.1%)
      Internet services operating income (loss) (5)  1.4%     (92.2%)     101.9%        (3.8%)    (99.3%)     95.1%

--------------------------
1 Percentage change in underlying data.
2 Computed as a percentage of total external long-distance services revenues. 3 Computed as a percentage of total external cable services revenues.
4 Computed as a percentage of total external local access services revenues. 5 Computed as a percentage of total external Internet services revenues.
--------------------------

Three Months Ended June 30, 2003 ("2003") Compared To Three Months Ended June 30, 2002 ("2002").

Overview of Revenues and Cost of Sales and Services

Total revenues increased 3.4% from $92.7 million in 2002 to $95.9 million in 2003. The cable services, local access services and Internet services segments and All Other Services contributed to the increase in total revenues, partially off-set by a decrease in revenues in the long-distance services segment. See the discussion below for more information by segment.

Total cost of sales and services decreased 2.6% to $30.1 million in 2003. As a percentage of total revenues, total cost of sales and services decreased from 33.3% in 2002 to 31.3% in 2003. The long-distance services segment contributed to the decrease in total cost of sales and services, partially off-set by increases in cost of sales and services in the cable services, local access services and Internet services segments and All Other Services. See the discussion below for more information by segment.

Long-distance Services Segment Revenues
Total long-distance services segment revenues decreased 1.5% to $51.6 million in 2003.

Message Telephone Service Revenue from Common Carrier Customers
Message telephone service revenues from other common carriers (principally MCI and Sprint) decreased 9.8% to $23.0 million in 2003 resulting from a 4.2% decrease in wholesale minutes carried to 208.5 million minutes, a 1.8% decrease in the average rate per minute on minutes carried for other common carriers, and a re-rating of certain other common carrier minutes in 2002 that did not recur in 2003.

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

Message Telephone Service Revenue from Residential, Commercial and Governmental Customers
Message telephone service revenues from residential, commercial, and governmental customers decreased 14.5% to $10.2 million in 2003 primarily due to the following:

     o A 8.2% decrease in minutes carried for these customers to 72.4 million minutes. The decrease is primarily due to the loss of approximately 1.0 million to 1.5 million minutes earned from a certain retail customer in 2002 but not earned in 2003 and the effect of customers substituting cellular phone and prepaid calling card usage for direct dial minutes,
     o A 9.0% decrease in the average rate per minute to $0.091 per minute paid by these customers due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee, and
     o A 2.0% decrease in the number of active residential, commercial, and governmental customers billed to 88,300 at June 30, 2003.

Revenue from Private Line and Private Network Customers
Private line and private network transmission services revenues increased 2.6% to $9.4 million in 2003.

Revenue from Broadband Customers
Revenues from our packaged telecommunications offering to rural hospital and health clinic service and our SchoolAccess(TM) offering to rural school districts increased 37.6% to $6.3 million in 2003. The increase is primarily due to the following:

     o Our new SchoolAccess(TM) offering called Distance Learning that started in late 2002. Distance Learning is a video-conference based service and is used by six school districts in Alaska,
     o An increased number of circuits sold to rural hospitals and health clinics, and o Equipment sales to one customer.

Long-distance Services Segment Cost of Sales and Services
Long-distance services segment cost of sales and services decreased 13.8% to $13.0 million in 2003. Long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues decreased from 28.9% in 2002 to 25.3% in 2003 primarily due to the following:

     o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.014 and $.051 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows,
     o The FCC Multi-Association Group ("MAG") reform order reducing the interstate access rates paid by interexchange carriers to Local Exchange Carriers ("LECs") beginning July 2002,
     o A $861,000 refund in 2003 from an intrastate access cost pool that previously overcharged us for access services, and
     o In the course of business we estimate unbilled long-distance services cost of sales and services based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In 2003 and 2002, we had favorable adjustments of $749,000 and $1.8 million, respectively. Excluding the adjustments, long-distance services cost of sales and services as a percentage of long-distance services revenues was 26.7% and 32.3% in 2003 and 2002, respectively.

The decrease in the long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues is partially off-set by increased costs associated with additional transponder and network back-up capacity in 2003 as compared to 2002.

Cable Services Segment Revenues and Cost of Sales and Services
Total cable services segment revenues increased 8.9% to $23.9 million and average gross revenue per average basic subscriber per month increased $3.11 or 5.6% in 2003. Programming services revenues increased 9.7% to $18.5 million in 2003 resulting from the following:

     o Basic subscribers served increased approximately 2,100 to approximately 137,200 at June 30, 2003 as compared to June 30, 2002,
     o New facility construction efforts in 2002 and 2003 resulted in approximately 5,600 additional homes passed, a 2.9% increase from June 30, 2002. New facility construction efforts in 2003 resulted in approximately 4,600 additional homes passed and a review of homes passed in the system acquired from Rogers American Cablesystems, Inc. resulted in approximately 1,000 additional homes passed,
     o Digital subscriber counts increased 16.3% to approximately 30,700 at June 30, 2003 as compared to June 30, 2002, and
     o Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including three of the state's four largest population centers Anchorage,

         Fairbanks and Juneau. Rates increased approximately 4% for those customers who experienced an adjustment.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $750,000 to $2.7 million in 2003 due to an increased number of cable modems deployed. Approximately 99% of our cable homes passed are able to subscribe to our cable modem service. In the second quarter of 2003 we completed our upgrade of the Ketchikan cable system. Customers in this system are now able to subscribe to cable modem service.

We now offer digital programming service in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Kenai, and Soldotna, representing approximately 85% of our total homes passed at June 30, 2003. We expect that number will increase to approximately 89% when digital programming service is launched in the Ketchikan cable system during the third quarter of 2003.

In the second quarter of 2002 we signed new seven-year retransmission agreements with the five local Anchorage broadcasters and began up-linking and distributing the local Anchorage programming to all of our cable systems. This was done to provide additional value to our cable subscribers and to allow us to differentiate our programming from that of our DBS competitors.

Cable services cost of sales and services increased 5.8% to $6.4 million in 2003 due to programming cost increases for most of our cable programming services offerings. Cable services cost of sales and services as a percentage of cable services revenues, which is less as a percentage of revenues than are local access and Internet services cost of sales and services, decreased from 27.5% in 2002 to 26.7% in 2003. The decrease is primarily due to a $182,000 favorable adjustment to cable services cost of sales and services after completion of audits by certain cable programming service vendors, and increasing amounts of cable modem services sold that generally have higher margins than do cable programming services.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased 14.1% in 2003 to $9.2 million primarily due to growth in the average number of customers served. At June 30, 2003 an estimated 101,900 lines were in service as compared to approximately 95,800 lines in service at June 30, 2002. We estimate that our 2003 lines in service total represents a statewide market share of approximately 21%. At June 30, 2003 approximately 1,000 additional lines were awaiting connection. The increase in local access services segment revenues is also caused by a change in how we provision local access lines in Fairbanks and Juneau. In 2002 we primarily resold service purchased from ACS. In 2003 we are benefiting from our facilities build-out with an increased number of access lines provisioned on our own facilities, unbundled network element ("UNE") loop and UNE platform which allows us to collect interstate and intrastate access revenues. The increase in local access services revenues described above was partially off-set by the following:

     o The FCC MAG reform order reducing the interstate access rates paid by interexchange carriers to LECs beginning July 2002, and
     o A reduction in July 2002 in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates.

Local access services segment cost of sales and services increased 19.1% to $5.9 million in 2003. Local access services segment cost of sales and services as a percentage of local access services segment revenues increased from 60.8% in 2002 to 63.4% in 2003, primarily due to the following:

     o Decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases, and

     o The effect of the revenue decreases from interstate access rates described above with no corresponding decrease in the cost of sales and services.

Partially offsetting the items described above are reductions in access costs attributed to our conversion of service provided on a wholesale basis to service provided through our own facilities.

Our access line mix at June 30, 2003 follows:

         o Residential lines represent approximately 57% of our lines,
         o Business customers represent approximately 35% of our lines, and
         o Internet access customers represent approximately 8% of our lines.

Approximately 87% of our lines are provided on our own facilities and leased local loops. Approximately 5% of our lines are provided using UNE platform.

The local access services segment operating results are negatively affected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating results would have improved by approximately $1.7 million and the long distance services segment operating results would have been reduced by an equal amount in the second quarter of 2003. Avoided access charges totaled approximately $1.7 million during the second quarter of 2003 as compared to $2.1 in the same period of 2002. The decrease in the avoided access charge in the second quarter of 2003 is due to the FCC MAG reform order reducing the interstate access rates paid by interexchange carriers to LECs beginning July 2002 and a reduction in July 2002 in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates. The local access services segment operating results are affected by our continued evaluation and testing of digital local phone service and Internet protocol-based technology to deliver phone service through our cable facilities.

Internet Services Segment Revenues and Cost of Sales and Services
Total Internet services segment revenues increased 22.4% to $4.8 million in 2003 primarily due to a 34.7% increase in its allocable share of cable modem revenues to $2.2 million in 2003 as compared to 2002. The increase in cable modem revenues is primarily due to growth in the number of cable modems deployed. Cable modem subscribers increased from approximately 31,300 at June 30, 2002 to approximately 40,500 at June 30, 2003.

At June 30, 2003 we had 92,200 total Internet subscribers, which includes 51,700 dial-up subscribers who do not have any form of cable modem service and 24,900 dial-up subscribers who also have cable modem service. At June 30, 2003 approximately 6,300 of the dial-up subscribers who also have cable modem service have not activated their dial-up service. Our total dial-up Internet subscribers decreased 1,100 to 70,300 subscribers at June 30, 2003 as compared to June 30, 2002 as more customers continue to migrate to cable modems.

We reported a total of 71,400 Internet subscribers at June 30, 2002. This subscriber count was based upon the total number of active dial-up subscribers at June 30, 2002. As discussed above, not all cable modem subscribers paying for a dial-up plan have activated their dial-up service. When we first started selling cable modem service it was packaged in a way that almost all cable modem subscribers were also dial up subscribers. As we introduced new packages and plans and started promoting our new cable modem LiteSpeed service the number of cable modem subscribers without a dial up plan increased substantially. An internal review during the second quarter of 2003 revealed that these subscriber counts had risen substantially enough that they should be reported separately. In future quarters we will report Internet subscribers in the format described above.

The Internet services segment does not share in plan fee revenues associated with our bundled Internet and long-distance service package. Estimated plan fees related to this service offering are approximately $1.0 million per quarter and those revenues are included in the long-distance services segment.

Internet services cost of sales and services increased 23.5% to $1.4 million in 2003, and as a percentage of Internet services revenues, totaled 29.7% and 29.4% in 2003 and 2002, respectively. The 2003 increase as a percentage of Internet services revenues is primarily due to increased labor costs. The increase is partially off-set by a $571,000 increase in Internet's portion of cable modem revenue to $2.2 million that generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of revenues.

We enhanced the value of our Internet offerings throughout 2002 through the addition of electronic billing and presentment capabilities and the rollout of a product called eMail Guard, which filters out e-mail spam and viruses. We upgraded the download speeds of all of our cable modem Internet service offerings. These new services and enhancements have proven to be popular with our customers which we believe is helping to further solidify our customer relationships.

All Other Revenues and Costs of Sales and Services
All Other revenues increased 0.5% to $6.5 million in 2003.

Revenues from our GCI Fiber system that runs along the oil pipeline corridor are continuing to increase and we expect the annual recurring revenue run rate to increase by an additional two to three million dollars per year by the end of 2003. Additionally, we expect to recognize approximately seven million dollars in special project revenue in the fourth quarter of 2003.

All Other costs of sales and services decreased 7.2% to $3.4 million in 2003, and as a percentage of All Other revenues, totaled 52.5% and 56.8% in 2003 and 2002, respectively. The decrease in All Other costs of sales and services as a percentage of All Other revenues is primarily due to a $140,000 favorable adjustment due to a revision of an estimate of a previously unbilled cost of sales and service upon receipt of the invoice.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5.2% to $34.3 million in 2003 and, as a percentage of total revenues, increased to 35.8% in 2003 from 35.1% in 2002. The 2003 increase in selling, general and administrative expenses is primarily due to an increased accrual for company-wide success sharing bonus costs and increased labor costs. The 2003 increase is off-set by costs incurred in 2002 for our unsuccessful bid to purchase certain assets of WCI Cable, Inc. and its subsidiaries.

Marketing and advertising expenses as a percentage of total revenues decreased from 2.6% in 2002 to 2.3% in 2003.

Bad Debt Expense
Bad debt expense decreased 92.4% to $802,000 in 2003 and, as a percentage of total revenues, decreased to 0.8% in 2003 from 11.5% in 2002. The 2003 decrease is primarily due to the provision of a $9.7 million bad debt reserve for uncollected amounts due from MCI resulting from substantially all of its active U.S. subsidiaries filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on July 21, 2002. For a discussion of the settlement of the uncollected amounts due from MCI, see Long Distance Service Overview included in Part I, Item 2 of this report.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense decreased 8.0% to $12.8 million in 2003. The decrease is primarily attributed to a reduction in the value of Property and Equipment due to an adjustment of $18.5 million which was recorded in 2002 associated with the Kanas Telecom, Inc acquisition.

The decrease in depreciation, amortization and accretion expense described above was partially off-set by an increase in depreciation expense due to our $59.2 million investment in equipment and facilities placed into service during 2002 for which a full year of depreciation will be recorded in 2003, and the $20.8 million investment in equipment and facilities placed into service during 2003 for which a partial year of depreciation will be recorded in 2003.

Other Expense, Net
Other expense, net of other income, increased 48.8% to $9.6 million in 2003. The increase is primarily due to the following:

     o Increased interest expense due to the increased interest rate paid on our amended Senior Facility,
     o Increased deferred loan fee expense due to increased deferred loan fees associated with the amended Senior Facility, and
     o A $961,000 interest benefit earned in 2002 from an interest rate swap agreement which was called at no cost and terminated on August 1, 2002.

Partially offsetting these increases was a decrease in the average outstanding indebtedness in 2003.

Income Tax (Expense) Benefit
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussions of net operating loss carryforwards and income tax (expense) benefit reflect the consolidated group's activity and balances.

Income tax (expense) benefit was ($3.6) million in 2003 and $583,000 in 2002. The change was due to increased net income before income taxes and cumulative effect of a change in accounting principle in 2003 as compared to 2002. Our effective income tax rate changed from 34.6% in 2002 to 42.6% in 2003 due to the effect of items that are nondeductible for income tax purposes.

At June 30, 2003, we have (1) tax net operating loss carryforwards of approximately $196.6 million that will begin expiring in 2005 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

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

Six Months Ended June 30, 2003 ("2003") Compared To Six Months Ended June 30, 2002 ("2002").

Overview of Revenues and Cost of Sales and Services

Total revenues increased 4.3% from $181.0 million in 2002 to $188.7 million in 2003. The cable services, local access services and Internet services segments and All Other Services contributed to the increase in total revenues, partially off-set by a decrease in revenues in the long-distance services segment. See the discussion below for more information by segment.

Total cost of sales and services decreased 2.9% to $60.3 million in 2003. As a percentage of total revenues, total cost of sales and services decreased from 34.3% in 2002 to 32.0% in 2003. The long-distance services segment contributed to the decrease in total cost of sales and services, partially off-set by increases in costs of sales and services in the cable services, local access services and Internet services segments and All Other Services. See the discussion below for more information by segment.

Long-distance Services Segment Revenues
Total long-distance services segment revenues decreased 2.3% to $100.1 million in 2003.

Message Telephone Service Revenue from Common Carrier Customers
Message telephone service revenues from other common carriers (principally MCI and Sprint) decreased 8.6% to $44.0 million in 2003 resulting from a 2.4% decrease in wholesale minutes carried to 395.7 million minutes and a 6.3% decrease in the average rate per minute on minutes carried for other common carriers. The average rate per minute decrease is primarily due to a reduced rate charged by us for certain Sprint traffic due to a new contract commencing April 2002.

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

Message Telephone Service Revenue from Residential, Commercial and Governmental Customers
Message telephone service revenues from residential, commercial, and governmental customers decreased 15.0% to $20.4 million in 2003 primarily due to the following:

     o A 9.6% decrease in minutes carried for these customers to 144.4 million minutes. The decrease is primarily due to the loss of approximately 4.0 million to 4.5 million minutes earned from a certain retail customer in 2002 but not earned in 2003 and the effect of customers substituting cellular phone and prepaid calling card usage for direct dial minutes,
     o A 7.9% decrease in the average rate per minute to $0.093 per minute paid by these customers due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee, and
     o A 2.0% decrease in the number of active residential, commercial, and governmental customers billed to 88,300 at June 30, 2003.

Revenue from Private Line and Private Network Customers
Private line and private network transmission services revenues increased 1.3% to $18.2 million in 2003.

Revenue from Broadband Customers
Revenues from our packaged telecommunications offering to rural hospital and health clinic service and our SchoolAccess(TM) offering to rural school districts increased 33.6% to $12.0 million in 2003. The increase is primarily due to the following:

     o Our new SchoolAccess(TM) offering called Distance Learning that started in late 2002. Distance Learning is a video-conference based service and is used by six school districts in Alaska,
     o An increased number of circuits sold to rural hospitals and health clinics, and
     o   Equipment sales to one customer.

Long-distance Services Segment Cost of Sales and Services
Long-distance services segment cost of sales and services decreased 19.9% to $25.1 million in 2003. Long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues decreased from 30.6% in 2002 to 25.1% in 2003 primarily due to the following:

     o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.014 and $.051 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows,
     o The FCC MAG reform order reducing the interstate access rates paid by interexchange carriers to LECs beginning July 2002,
     o A $2.3 million refund ($1.9 million after deducting certain direct costs) in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements,
     o A $861,000 refund in 2003 from an intrastate access cost pool that previously overcharged us for access services, and
     o In the course of business we estimate unbilled long-distance services cost of sales and services based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In 2003 and 2002, we had favorable adjustments of $749,000 and $2.5 million, respectively. Excluding the adjustments, long-distance services cost of sales and services as a percentage of long-distance services revenues was 25.8% and 33.0% in 2003 and 2002, respectively.

The decrease in the long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues is partially off-set by increased costs associated with additional transponder and network back-up capacity in 2003 as compared to 2002.

Cable Services Segment Revenues and Cost of Sales and Services
Total cable services segment revenues increased 9.3% to $47.3 million and average gross revenue per average basic subscriber per month increased $4.27 or 7.8% in 2003. Programming services revenues increased 9.7% to $36.8 million in 2003 resulting from the following:

     o Basic subscribers served increased approximately 2,100 to approximately 137,200 at June 30, 2003 as compared to June 30, 2002,
     o New facility construction efforts in 2002 and 2003 resulted in approximately 5,600 additional homes passed, a 2.9% increase from June 30, 2002. New facility construction efforts in 2003 resulted in approximately 4,600 additional homes passed and a review of homes passed in the system acquired from Rogers American Cablesystems, Inc. resulted in approximately 1,000 additional homes passed,
     o Digital subscriber counts increased 16.3% to approximately 30,700 at June 30, 2003 as compared to June 30, 2002, and

     o Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including three of the state's four largest population centers Anchorage, Fairbanks and Juneau. Rates increased approximately 4% for those customers who experienced an adjustment.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased 44.0% to $5.2 million in 2003 due to an increased number of cable modems deployed. Approximately 99% of our cable homes passed are able to subscribe to our cable modem service. In the second quarter of 2003 we completed our upgrade of the Ketchikan cable system. Customers in this system are now able to subscribe to cable modem service.

We now offer digital programming service in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Kenai, and Soldotna, representing approximately 85% of our total homes passed at June 30, 2003. We expect that number will increase to approximately 89% when digital programming service is launched in the Ketchikan cable system during the third quarter of 2003.

In the second quarter of 2002 we signed new seven-year retransmission agreements with the five local Anchorage broadcasters and began up-linking and distributing the local Anchorage programming to all of our cable systems. This was done to provide additional value to our cable subscribers and to allow us to differentiate our programming from that of our DBS competitors.

Cable services cost of sales and services increased 7.1% to $12.8 million in 2003 due to programming cost increases for most of our cable programming services offerings. Cable services cost of sales and services as a percentage of cable services revenues, which is less as a percentage of revenues than are local access and Internet services cost of sales and services, decreased from 27.7% in 2002 to 27.1% in 2003. The decrease is primarily due to the following:

     o A $182,000 favorable adjustment to cable services cost of sales and services after completion of audits by certain cable programming service vendors,
     o Increased revenue resulting from increased rates charged for certain cable services and premium packages as described above, and
     o Increasing amounts of cable modem services sold that generally have higher margins than do cable programming services.

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

Our capital expenditures by standard reporting category for the six months ending June 30, 2003 and 2002 follows (amounts in thousands):

                                                        2003         2002
                                                     ---------    ---------
    Customer premise equipment ("CPE")              $  3,830        3,233
    Commercial                                           171          325
    Scalable infrastructure                              459        2,199
    Line extensions                                      243          242
    Upgrade/rebuild                                      963        2,533
    Support capital                                      263        4,118
                                                     ---------    ---------
                                                    $  5,929       12,650
                                                     =========    =========

During the six months ending June 30, 2003 we decreased our capital expenditures for all of our reportable segments as compared to the same period in 2002. The decrease was due, in part, to capital expenditure limitations required by our Senior Facility, which we closed on November 1, 2002. In April 2003 we amended our Senior Facility agreement which, among other items, increases the amount we may incur for capital expenditures. For a discussion of the Senior Facility amendment, see Liquidity and Capital Resources included in Part I, Item 2 of this report.

The standardized definition of a customer relationship is the number of customers that receive at least one level of service, encompassing voice, video, and data services, without regard to which services customers purchase. At June 30, 2003 and 2002 we have 124,318 and 123,257 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At June 30, 2003 and 2002 we have 177,793 and 166,432 revenue generating units, respectively. The increase in the revenue generating units of 4,512 and 3,852 from March 31, 2003 and 2002, respectively, is due to an increase in the number of hotels which subscribe to cable television services for their summer tourist season. Each hotel room is considered to be a revenue generating unit.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased 14.6% in 2003 to $17.7 million primarily due to growth in the average number of customers served. At June 30, 2003 an estimated 101,900 lines were in service as compared to approximately 95,800 lines in service at June 30, 2002. We estimate that our 2003 lines in service total represents a statewide market share of approximately 21%. At June 30, 2003 approximately 1,000 additional lines were awaiting connection. The increase in local access services segment revenues is also caused by a change in how we provision local access lines in Fairbanks and Juneau. In 2002 we primarily resold service purchased from ACS. In 2003 we are benefiting from our facilities build-out with an increased number of access lines provisioned on our own facilities, unbundled network element ("UNE") loop and UNE platform which allows us to collect interstate and intrastate access revenues. The increase in local access services revenues described above was partially off-set by the following:

     o The FCC MAG reform order reducing the interstate access rates paid by interexchange carriers to LECs beginning July 2002, and
     o A reduction in July 2002 in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates.

Local access services segment cost of sales and services increased 19.5% to $11.5 million in 2003. Local access services segment cost of sales and services as a percentage of local access services segment revenues increased from 62.5% in 2002 to 65.2% in 2003, primarily due to the following:

     o Decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases, and
     o The effect of the revenue decreases from interstate access rates described above with no corresponding decrease in the cost of sales and services.

Partially offsetting the items described above are reductions in access costs attributed to our conversion of service provided on a wholesale basis to service provided through our own facilities.

Our access line mix at June 30, 2003 follows:

     o   Residential lines represent approximately 57% of our lines,
     o   Business customers represent approximately 35% of our lines, and
     o   Internet access customers represent approximately 8% of our lines.

Approximately 87% of our lines are provided on our own facilities and leased local loops. Approximately 5% of our lines are provided using UNE platform.

The local access services segment operating results are negatively affected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating results would have improved by approximately $3.5 million and the long distance services segment operating results would have been reduced by an equal amount in 2003. Avoided access charges totaled approximately $3.5 million during 2003 as compared to $4.1 in 2002. The decrease in the avoided access charge in 2003 is due to the FCC MAG reform order reducing the interstate access rates paid by interexchange carriers to LECs beginning July 2002 and a reduction in July 2002 in interstate access rates charged by us to interexchange carriers in response to an FCC order forcing a competitor to reduce their interstate access rates. The local access services segment operating results are affected by our continued evaluation and testing of digital local phone service and Internet protocol-based technology to deliver phone service through our cable facilities.

Internet Services Segment Revenues and Cost of Sales and Services
Total Internet services segment revenues increased 25.3% to $9.4 million in 2003 primarily due to the $1.3 million increase in its allocable share of cable modem revenues to $4.3 million in 2003 as compared to 2002. The increase in cable modem revenues is primarily due to growth in the number of cable modems deployed. Approximately 40,500 of the total Internet subscribers are cable modem subscribers at June 30, 2003 as compared to approximately 31,300 at June 30, 2002.

At June 30, 2003 we had 92,200 total Internet subscribers, which includes 51,700 dial-up subscribers who do not have any form of cable modem service and 24,900 dial-up subscribers who also have cable modem service. At June 30, 2003 approximately 6,300 of the dial-up subscribers who also have cable modem service have not activated their dial-up service. Our total dial-up Internet subscribers decreased 1,100 to 70,300 subscribers at June 30, 2003 as compared to June 30, 2002 as more customers continue to migrate to cable modems. .

We reported a total of 71,400 Internet subscribers at June 30, 2002. This subscriber count was based upon the total number of active dial-up subscribers at June 30, 2002. As discussed above, not all cable modem subscribers paying for a dial-up plan have activated their dial-up service. When we first started selling cable modem service it was packaged in a way that almost all cable modem subscribers were also dial up subscribers. As we introduced new packages and plans and started promoting our new cable modem LiteSpeed service the number of cable modem subscribers without a dial up plan increased substantially. An internal review during the second quarter of 2003 revealed that these subscriber counts had risen substantially enough that they should be reported separately. In future quarters we will report Internet subscribers in the format described above.

The Internet services segment does not share in plan fee revenues associated with our bundled Internet and long-distance service package. Estimated plan fees related to this service offering are approximately $1.0 million per quarter and those revenues are included in the long-distance services segment.

Internet services cost of sales and services increased 20.5% to $2.8 million in 2003, and as a percentage of Internet services revenues, totaled 30.1% and 31.3% in 2003 and 2002, respectively. The 2003 decrease as a percentage of Internet services revenues is primarily due to a $1.3 million increase in Internet's portion of cable modem revenue that generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of revenues.

We enhanced the value of our Internet offerings throughout 2002 through the addition of electronic billing and presentment capabilities and the rollout of a product called eMail Guard, which filters out e-mail spam and viruses. We upgraded the download speeds of all of our cable modem Internet service offerings. These new services and enhancements have proven to be popular with our customers which we believe is helping to further solidify our customer relationships.

All Other Revenues and Costs of Sales and Services
All Other revenues increased 15.8% to $14.3 million in 2003. The increase in revenues is primarily due to the following:

     o A $1.3 million increase in product sales to $1.8 million due to sales of product to two customers in 2003, and
     o A $508,000 increase in managed services revenue to $10.8 million in 2003 primarily due to a one-time payment of $327,000 from a customer to acknowledge our ability to maintain certain costs below a stated budget.

Revenues from our GCI Fiber system that runs along the oil pipeline corridor are continuing to increase and we expect the annual recurring revenue run rate to increase by an additional two to three million dollars per year by the end of 2003. Additionally, we expect to recognize approximately seven million dollars in special project revenue in the fourth quarter of 2003.

All Other costs of sales and services increased 18.0% to $8.1 million in 2003, and as a percentage of All Other revenues, totaled 56.3% and 55.3% in 2003 and 2002, respectively. The increase in All Other costs of sales and services as a percentage of All Other revenues is primarily due to the sales of product to two customers in 2003 which have a higher costs of sales as a percentage of revenues than do managed services. The increase in All Other costs of sales and services as a percentage of All Other revenues is partially off-set by a $140,000 favorable adjustment due to a revision of an estimate of a previously unbilled cost of sales and service upon receipt of the invoice.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5.3% to $67.3 million in 2003 and, as a percentage of total revenues, increased to 35.7% in 2003 from 35.3% in 2002. The 2003 increase in selling, general and administrative expenses is primarily due to an increased accrual for company-wide success sharing bonus costs, increased labor costs and costs associated with State of Alaska regulatory affairs.

Marketing and advertising expenses as a percentage of total revenues decreased from 3.4% in 2002 to 2.5% in 2003.

Bad Debt Expense
Bad debt expense decreased 87.5% to $1.4 million in 2003 and, as a percentage of total revenues, decreased to 0.7% in 2003 from 6.2% in 2002. The 2003 decrease is primarily due to the provision of a $9.7 million bad debt reserve for uncollected amounts due from MCI resulting from substantially all of its active U.S. subsidiaries filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on July 21, 2002. For a discussion of the settlement of the uncollected amounts due from MCI, see Long Distance Service Overview included in Part I, Item 2 of this report.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense decreased 5.6% to $26.3 million in 2003. The decrease is primarily attributed to a reduction in the value of Property and Equipment due to an adjustment of $18.5 million which was recorded in 2002 associated with the Kanas Telecom, Inc. acquisition.

The decrease in depreciation, amortization and accretion expense described above was partially off-set by an increase in depreciation expense due to our $59.2 million investment in equipment and facilities placed into service during 2002 for which a full year of depreciation will be recorded in 2003, and the $20.8 million investment in equipment and facilities placed into service during 2003 for which a partial year of depreciation will be recorded in 2003.

Other Expense, Net
Other expense, net of other income, increased 43.2% to $19.7 million in 2003. The increase is primarily due to the following:

     o Increased interest expense due to the increased interest rate paid on our amended Senior Facility,
     o Increased deferred loan fee expense due to the increased deferred loan fees associated with the amended Senior Facility, and
     o A $1.4 million interest benefit earned in 2002 from an interest rate swap agreement which was called at no cost and terminated on August 1, 2002.

Partially offsetting these increases was a decrease in the average outstanding indebtedness in 2003.

Income Tax Expense
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity.

Income tax expense was $5.8 million in 2003 and $1.1 million in 2002. The change was due to increased net income before income taxes and cumulative effect of a change in accounting principle in 2003 as compared to 2002. Our effective income tax rate decreased from 48.9% in 2002 to 42.5% in 2003 due to the effect of items that are nondeductible for income tax purposes.

                 FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The following chart provides selected unaudited statement of operations data from our quarterly results of operations during 2003 and 2002:
                                                                          (Amounts in thousands)
                                                      ---------------------------------------------------------
                                                        First      Second       Third      Fourth
                                                       Quarter     Quarter     Quarter     Quarter       Total
                                                      ---------------------------------------------------------
     2003
     ----
     Revenues:
       Long-distance services                        $  48,486      51,570                              100,056
       Cable services                                $  23,438      23,872                               47,310
       Local access services                         $   8,426       9,245                               17,671
       Internet services                             $   4,590       4,790                                9,380
       All Other services                            $   7,837       6,462                               14,299
                                                      ------------------------                        ---------
          Total revenues                             $  92,777      95,939                              188,716
     Operating income                                $  15,438      17,972                               33,410
     Net income before income taxes and
       cumulative effect of a change in
       accounting principle                          $   5,377       8,374                               13,751
     Net income before cumulative effect of a
       change in accounting principle                $   3,095       4,810                                7,905
     Net income                                      $   2,551       4,810                                7,361
                                                      ========================                        =========
     2002
     ----
     Revenues:
       Long-distance services                        $  50,068      52,375      53,778      48,711      204,932
       Cable services                                $  21,346      21,919      22,057      23,366       88,688
       Local access services                         $   7,308       8,106       8,096       8,561       32,071
       Internet services                             $   3,573       3,912       3,927       4,172       15,584
       All Other services                            $   5,915       6,428       6,692       7,532       26,567
                                                      ---------------------------------------------------------
          Total revenues                             $  88,210      92,740      94,550      92,342      367,842
     Operating income (1)                            $  11,133       4,766      16,353      13,473       45,725
     Net income (loss) before income taxes (1)       $   3,858      (1,686)      8,662       1,488       12,322
     Net income (loss) (1)                           $   2,212      (1,103)      5,063         491        6,663
                                                      =========================================================

     -------------------
     1 The second and third quarters of 2002 include the provision of $9.7 million and $1.2 million, respectively, of bad debt expense for estimated uncollectible accounts due from MCI.
     -------------------

Overview of Revenues and Cost of Sales and Services
Total revenues for the quarter ended June 30, 2003 ("second quarter") were $95.9 million, representing a 3.4% increase from $92.8 million for the quarter ended March 31, 2003 ("first quarter"). The long-distance services, cable services, local services and Internet services segments contributed to the increase in total revenues, partially off-set by a decrease in revenues from All Other Services.

Cost of sales and services decreased from $30.2 million in the first quarter to $30.1 million in the second quarter. As a percentage of revenues, first and second quarter cost of sales and services totaled 32.6% and 31.3%, respectively. The cable services segment and All Other Services contributed to the decrease in total cost of sales and services, partially off-set by increases in cost of sales and services in the long-distance, local access and Internet services segments.

Long-distance Services Segment Revenues and Cost of Sales and Services
Second quarter long-distance services segment revenues increased 6.4% to $51.6 million as compared to the first quarter. The increase resulted primarily from increased revenues from other common carrier customers and increased private line and broadband revenues, off-set by a decrease in revenues from residential, commercial, and governmental customers.

Revenues from other common carrier customers increased 9.0% to $23.0 million in the second quarter as compared to the first quarter. Minutes carried for other common carriers increased 11.4% to 208.5 million minutes. The increased revenues from other common carrier customers was partially off-set by a 2.2% decrease in the average rate per minute on minutes carried for other common carriers in the second quarter as compared to the first quarter.

Revenues from residential, commercial, and governmental customers decreased 0.1% to $10.2 million in the second quarter primarily due to a 3.2% decrease in the average rate per minute to $0.091 per minute paid by residential, commercial and governmental customers.

The decrease described above is partially off-set by the following:

     o A 1.1% increase in the number of active residential, commercial, and governmental customers billed to 88,300 at June 30, 2003, and
     o A 0.7% increase in retail minutes carried for residential, commercial and governmental customers to 72.4 million minutes.

Private line and private network transmission services revenues increased 6.1% to $9.4 million in second quarter as compared to first quarter. The increase is primarily due to an increased number of leased circuits in service and approximately $175,000 in credits given to customers in the first quarter.

Long-distance revenues have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities.

Revenues from our packaged telecommunications offering to rural hospital and health clinic service and our SchoolAccess(TM) offering to rural school districts increased 9.1% to $6.3 million in the second quarter. The increase is primarily due to the following:

     o Our new SchoolAccess(TM) offering called Distance Learning that started in late 2002. Distance Learning is a video-conference based service and is used by six school districts in Alaska,
     o An increased number of circuits sold to rural hospitals and health clinics, and
     o   Equipment sales to one customer.

Long-distance services cost of sales and services increased 7.8% to $13.0 million in the second quarter. Long-distance services cost of sales and services as a percentage of long-distance services revenues increased from 24.9% in the first quarter to 25.3% in the second quarter primarily due to a $2.3 million refund in the first quarter from a local exchange carrier in respect of its earnings that exceeded regulatory requirements.

Partially off-setting the increased long-distance services cost of sales and services as a percentage of long-distance services revenues in the second quarter as compared to the first quarter were the following:

     o A $861,000 refund in the second quarter from an intrastate access cost pool that previously overcharged us for access services, and

     o A favorable adjustment of $749,000 in the second quarter. In the course of business we estimate unbilled long-distance services cost of sales and services based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. We had no significant favorable or unfavorable adjustments in the first quarter.

Cable Services Segment Revenues and Cost of Sales and Services
Cable services segment revenues increased 1.9% to $23.9 million and average gross revenue per average basic subscriber per month remained steady in the second quarter as compared to the first quarter. Programming services revenues increased 1.6% to $18.5 million in second quarter resulting from the following:

     o Basic subscribers served increased approximately 900 to approximately 137,200 at June 30, 2003 as compared to March 31, 2003,
     o Homes passed increased approximately 2,000, a 1.0% increase from March 31, 2003. New facility construction efforts in second quarter 2003 resulted in approximately 1,000 additional homes passed and a review of homes passed in the system acquired from Rogers American Cablesystems, Inc. resulted in approximately 1,000 additional homes passed,
     o Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including three of the state's four largest population centers Anchorage, Fairbanks and Juneau. Rates increased approximately 4% for those customers who experienced an adjustment, and
     o Digital subscriber counts increased 1.7% to approximately 30,700 at June 30, 2003 as compared to March 31, 2003.

Cable programming services revenues have historically been highest in the winter months because consumers spend more time at home and tend to watch more television during these months.

The cable services segment's share of cable modem revenue (offered through our Internet services segment) increased $215,000 to $2.7 million in second quarter due to an increased number of cable modems deployed.

Cable services cost of sales and services decreased 1.3% to $6.4 million in the second quarter as compared to the first quarter. Cable services cost of sales and services as a percentage of cable services segment revenues, which is less as a percentage of revenues than are local access and Internet services cost of sales and services, decreased from 27.6% in the first quarter to 26.7% in the second quarter. The decrease is primarily due to a $182,000 favorable adjustment to cable services cost of sales and services after completion of audits by certain cable programming service vendors.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased 9.7% in the second quarter to $9.2 million primarily due to increased lines in service in the second quarter and a adjustment to an intrastate carrier common line customer account in the first quarter. At June 30, 2003 an estimated 101,900 lines were in service as compared to approximately 98,900 lines in service at March 31, 2003.

Local access services segment cost of sales and services increased $214,000 to $5.9 million in the second quarter. Local access services segment cost of sales and services as a percentage of local access services segment revenues decreased from 67.0% in the first quarter to 63.4% in the second quarter. The decrease in cost of sales and services as a percentage of local access services segment revenues is due to the following:

     o The build-out of our facilities resulting in an increased number of access lines provisioned on our own facilities, UNE loop and UNE platform has resulted in decreased cost of sales and services and increased interstate and intrastate access revenue, and
     o Further economies of scale and more efficient network utilization as the number of local access services subscribers and resulting revenues increase.

The decrease is partially off-set by decreased network access services revenues from other carriers as the number of customers purchasing both long-distance and local access services from us increases.

The local access services segment operating results are negatively effected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating results would have improved by approximately $1.7 million and the long distance services segment operating results would have been reduced by an equal amount in the second quarter. Avoided access charges totaled approximately $1.8 million in the first quarter.

Internet Services Segment Revenues and Cost of Sales and Services
Total Internet services segment revenues increased $200,000 to $4.8 million in the second quarter primarily due to the $172,000 increase in Internet services segment's allocable share of cable modem revenues to $2.2 million in the second quarter as compared to the first quarter. The increase in cable modem revenues is primarily due to growth in the number of cable modems deployed. Cable modem subscribers increased from approximately 38,600 at March 31, 2003 to approximately 40,500 at June 30, 2003.

We reported a total of 71,600 Internet subscribers at March 31, 2003. This subscriber count was based upon the total number of active dial-up subscribers at March 31, 2003. As discussed above, not all cable modem subscribers paying for a dial-up plan have activated their dial-up service. When we first started selling cable modem service it was packaged in a way that almost all cable modem subscribers were also dial up subscribers. As we introduced new packages and plans and started promoting our new cable modem LiteSpeed service the number of cable modem subscribers without a dial up plan increased substantially. An internal review during the second quarter of 2003 revealed that these subscriber counts had risen substantially enough that they should be reported separately. In future quarters we will report Internet subscribers in the format described above.

Internet services cost of sales and services increased $18,000 in the second quarter to $1.4 million, and as a percentage of Internet services revenues, totaled 29.7% and 30.6% in the second and first quarters, respectively.

All Other Revenues and Costs of Sales and Services
All Other revenues decreased $1.4 million to $6.5 million in the second quarter primarily due to sales of product to two customers in the first quarter.

All Other costs of sales decreased $1.3 million to $3.4 million in the second quarter, and as a percentage of All Other revenues, totaled 52.5% and 59.5% in the second and first quarters, respectively. The decrease in All Other costs of sales and services as a percentage of All Other revenues is primarily due to the following:

     o A $140,000 favorable adjustment in the second quarter due to a revision of an estimate of a previously unbilled cost of sales and service upon receipt of the invoice, and
     o Sales of product to two customers in first quarter which have a higher costs of sales as a percentage of revenues than do managed services.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 3.9% to $34.3 million in the second quarter as compared to the first quarter. As a percentage of revenues, selling, general and administrative expenses were 35.8% and 35.6% in the second and first quarters, respectively.

Bad Debt Expense
Bad debt expense increased $205,000 to $802,000 in the second quarter as compared to the first quarter. As a percentage of total revenues, second and first quarter bad expense was 0.8% and 0.6%, respectively.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense decreased 5.2% to $12.8 million in second quarter as compared to first quarter due to several individually insignificant decreases in depreciation and amortization expense.

Other Expense, Net
Other expense, net of other income, decreased $463,000 in the second quarter to $9.6 million due to the amendment of our Senior Facility in April 2003 which extended the final maturity date from two years to five years. The extension resulted in an increased amortization period for deferred loan costs on our amended Senior Facility which began in the second quarter.

Net Income
We reported net income of $4.8 million for the second quarter as compared to net income of $2.6 million for the first quarter. The increase is primarily due to increased revenues without a corresponding increase in cost of sales and services due to a refund in the long distance services segment and favorable cost of sales and services adjustments in the long distance and cable services segments and All Other Services in second quarter, as previously described.

The increased net income in second quarter as compared to first quarter is partially off-set by a $2.3 million refund in the first quarter as previously described. Additionally, first quarter net income was decreased by the implementation of SFAS No. 143 on January 1, 2003 resulting in a cumulative effect of an accounting change, net of income tax benefit of $367,000, of $544,000.

Liquidity and Capital Resources
Cash flows from operating activities totaled $31.6 million in 2003 as compared to $29.9 million in 2002. The increase in 2003 is primarily due to increased cash flow in 2003 from some of our segments, a $2.3 million refund from a local exchange carrier in respect of its earnings that exceeded regulatory requirements, and a $861,000 refund from an intrastate access cost pool that previously overcharged us for access services. Uses of cash during 2003 included $17.4 million of expenditures for property and equipment, including construction in progress, principal payments on long-term debt and capital lease obligations of $3.6 million, payment of $2.6 million in fees associated with the original and amended Senior Facility and payment of a $721,000 deposit on a workers' compensation stop-loss policy.

Net receivables increased $7.4 million from December 31, 2002 to June 30, 2003 primarily due to an increase in:

     o Trade receivables for broadband services provided to hospitals and health clinics, and
     o Trade receivables for telecommunication services provided to certain customers. The accounts receivable for these customers were subsequently paid in July 2003.

Working capital totaled $317,000 at June 30, 2003, a $3.9 million decrease as compared to $4.2 million at December 31, 2002. The decrease is primarily attributed to classification of $20.0 million of our Senior Facility as current maturities of long-term debt as of June 30, 2003, upon the April 22, 2003 amendment described below.

The decrease in working capital was partially off-set by:

     o A $6.0 million increase in our cash balance at June 30, 2003 and a $4.4 million decrease in accounts payable at June 30, 2003 as compared to December 31, 2002, primarily due to decreased capital expenditures during the six months ended June 30, 2003, and
     o A $7.4 million increase in net receivables at June 30, 2003 as compared to December 31, 2002 as previously described.

On April 22, 2003 we amended our $225.0 million Senior Facility. The amendment provides for the followings changes:

     o   The final maturity date has been extended to October 31, 2007,
     o We may fund capital expenditures, including construction or acquisition of additional fiber optic cable system capacity, through our own cash flow or by draws on the revolving credit facility of the Senior Facility not to exceed $25.0 million, and
     o The definition of Excess Cash Flow has been changed to the amount by which earnings before interest, taxes, depreciation, and amortization exceeds certain fixed charges as defined in the Senior Facility agreement plus one-time fiber sales to the extent such fiber sales are not included in earnings before interest, taxes, depreciation, and amortization.

The amendment requires us to prepay the term loan as follows (amounts in thousands):

                             Date                         Amount
           ------------------------------------------    --------
           Quarterly from September 30, 2003 to
             December 31, 2004                          $   5,000
           Quarterly from March 31, 2005 to December
             31, 2005                                   $   6,000
           Quarterly from March 31, 2006 to December
             31, 2006                                   $   8,000
           Quarterly from March 31, 2007 to September
             30, 2007                                   $  10,000

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

In connection with the amendment of the Senior Facility, we paid bank fees and other expenses of approximately $2,379,000 during the six months ended June 30, 2003 which will be charged to Amortization of Loan and Senior Notes Fees over the life of the amended agreement.

The term loan is fully drawn and we have a $3.0 million letter of credit, which leaves $47.0 million available at June 30, 2003 to draw under the revolving credit facility if needed. In April 2003, we made a $2.7 million principal payment on the revolving credit facility.

We were in compliance with all loan covenants at June 30, 2003.

Our semi-annual Senior Notes interest payment of $8.8 million was paid in February 2003 out of existing cash balances. Our next Senior Notes interest payment of $8.8 million is due August 1, 2003 and will be paid out of existing cash balances.

Our expenditures for property and equipment, including construction in progress, totaled $17.4 million and $36.2 million during the six months ended June 30, 2003 and 2002, respectively. Our capital expenditures requirements are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2003 expenditures for property and equipment for our core operations, including construction in progress and excluding the new fiber system construction costs described below, to total $40 million to $55 million, depending on available opportunities and the amount of cash flow we generate during 2003.

We have begun work on the construction of a $50 million fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. The 1,544-statute mile cable has a total design capacity of 960 Gigabits per second access speed and is planned to be operational by May 2004. The cable will complement our existing fiber optic cable between Whittier, Alaska and Seattle, Washington. The two cables will provide physically diverse backup to each other in the event of an outage. We expect to fund construction of the fiber optic cable system through our operating cash flows and, to the extent necessary, with draws on our Senior Facility.

Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementation of our existing network backup facilities, continuing development of our Personal Communication Services, or PCS, network, digital local phone service, and upgrades to our cable television plant.

The financial, credit and economic impacts of MCI's July 2002 bankruptcy filing on the industry in general and on us in particular are not yet fully understood and are not predictable. See Long Distance Overview for a discussion of the settlement of the uncollected amounts due from MCI.

We believe that payment for services provided to MCI subsequent to their bankruptcy filing date will continue to be made timely, consistent with our status in MCI's filing as a key service provider or utility to MCI.

A conversion of MCI's bankruptcy petition to Chapter 7, or a migration of MCI's traffic off our network without it being replaced by other common carriers that interconnect with our network, could have a materially adverse impact on our financial position, results of operations and liquidity.

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

New Accounting Standards
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues which should continue to be applied in accordance with their respective effective dates, and for hedging relationships designated after June 30, 2003. We do not expect implementation of SFAS No. 149 to have a material effect on our results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of SFAS No. 150 are consistent with the FASB's proposal to revise the current definition of liabilities to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. We do not expect implementation of SFAS No. 150 to have a material effect on our results of operations, financial position and cash flows.

In January 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

         1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.
         2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
             a. The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights
             b. The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities
             c. The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

We do not expect implementation of FIN No. 46 to have a material effect on our results of operations, financial position and cash flows.

Critical Accounting Policies
Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under accounting principles generally accepted in the United States of America. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with the Company's Audit Committee.

Those policies considered to be critical accounting policies for the three and six months ended June 30, 2003 are described below.

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

     o GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity and balances. Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $79.0 million associated with income tax net operating losses that were generated from 1990 to 2003, and that expire from 2005 to 2023. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of June 30, 2003 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations.

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

Market prices for North Slope oil averaged $21.78 in fiscal 2002 and are forecasted to average $28.14 in fiscal 2003. State economists forecast the average price of North Slope oil to decline to $25.28 in fiscal 2004. The closing price per barrel was $30.31 on July 21, 2003. To the extent that actual oil prices vary materially from the state's projected prices the state's projected revenues and deficits will change. Every $1 change in the price of oil results in a $50.0 to $60.0 million change in the state's revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2006. The date the Constitutional Budget Reserve Fund is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to pursue cost cutting and revenue enhancing measures. Through a combination of revenue enhancements and reductions in spending the governor of the State of Alaska and the State legislature approved a fiscal 2004 budget which is projected to spend approximately $380 million of the Constitutional Budget Reserve Fund.

In 2003 the Alaska Legislature passed and the Governor signed legislation that extended the life of the RCA until 2007.

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

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 644,000 people. The State of Alaska's population is distributed as follows:

     o   42% are located in the Municipality of Anchorage,
     o   13% are located in the Fairbanks North Star Borough,
     o   10% are located in the Matanuska-Susitna Borough,
     o   5% are located in the City and Borough of Juneau, and
     o The remaining 30% are located in other communities across the State of Alaska.

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

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with our certain known contractual obligations as of December 31, 2002, the date of our most recent fiscal year-end balance sheet. Our schedule of certain known contractual obligations has been updated to reflect the April 22, 2003 amendment of our Senior Facility and to include certain purchase obligations.

                                                               Payments Due by Period

                                                         Less than 1   1 to 3     4 to 5    More Than 5
                                                Total        Year       Years      Years       Years
                                            ------------ ----------- ---------- ----------- ------------
                                                               (Amounts in thousands)
   Long-term debt                          $   357,700      15,000      47,000     295,700        ---
   Interest on long-term debt                   87,750      17,550      35,100      35,100        ---
   Capital lease obligations, including
     interest                                   68,943       5,115      19,845      18,536     25,447
   Operating lease commitments                  67,673      11,780      18,607      12,878     24,408
   Purchase obligations                         39,136      21,549      17,587         ---        ---
                                            ------------ ----------- ---------- ----------- ------------
     Total contractual obligations         $   621,202      70,994     138,139     362,214     49,855
                                            ============ =========== ========== =========== ============

Purchase obligations include our fiber optic cable system construction commitment of $35.4 million as further described in note 6 to the Notes to Interim Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The contract associated with this commitment is non-cancelable.

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

Our Senior Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 6.5%. Should the Libor rate change, our interest expense will increase or decrease accordingly. On September 21, 2001, we entered into an interest rate swap agreement to convert $25.0 million of variable interest rate debt to 3.98% fixed rate debt plus applicable margin. As of June 30, 2003, we have borrowed $175.0 million of which $150.0 million is subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $1,500,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of June 30, 2003, we have borrowed $44.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost us $442,000 in additional gross interest cost on an annualized basis.

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

PART II.
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits -

                       Exhibit No.                                        Description
                    --------------------------------------------------------------------------------------------------------
                        10.108        Bonus Agreement between General Communication, Inc. and Wilson Hughes
                        10.109        Eighth Amendment to Contract for Alaska Access Services between General
                                        Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and
                                        MCI WorldCom Network Services, Inc. *
                        10.110        Settlement and Release Agreement between General Communication, Inc. and WorldCom,
                                        Inc.
                        99.36         Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                                        906 of the Sarbanes-Oxley Act of 2002
                     -------------------------
                          *           Certain information has been redacted from
                                        this document which we desire to keep
                                        undisclosed.
                      -------------------------

           (b) Reports on Form 8-K filed during the quarter ended June 30, 2003 - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GCI, INC.

                 Signature                                     Title                              Date
--------------------------------------      ----------------------------------------      ----------------------
/s/ Ronald A. Duncan                        President and Director                            August 6, 2003
--------------------------------------      (Principal Executive Officer)                 ----------------------
Ronald A. Duncan

/s/ G. Wilson Hughes                        Vice President and Director                       August 6, 2003
--------------------------------------                                                    ----------------------
G. Wilson Hughes

/s/ John M. Lowber                          Secretary, Treasurer and Director                 August 6, 2003
--------------------------------------      (Principal Financial and Accounting           ----------------------
John M. Lowber                              Officer)

                            SECTION 302 CERTIFICATION

I, Ronald A. Duncan, certify that:

1.  I have reviewed this report on Form 10-Q of GCI, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 6, 2003                  /s/ Ronald A. Duncan
                                       Ronald A. Duncan
                                       President and Director
                                       (Chief Executive Officer)

I, John M. Lowber, certify that:

1.  I have reviewed this report on Form 10-Q of GCI, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 6, 2003                  /s/ John M. Lowber
                                       John M. Lowber
                                       Secretary, Treasurer and Director
                                       (Principal Financial Officer)