Form 10-Q
period 2004-03-31
GCI INC
filed 2004-05-10
CIK 75679

As filed with the Securities and Exchange Commission on May 10, 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                               FORM 10-Q

                                    FOR THE QUARTER ENDED MARCH 31, 2004

                                           TABLE OF CONTENTS
                                                                                                       Page No.
                                                                                                       -------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of March 31, 2004
                       (unaudited) and December 31, 2003..................................................6

                    Consolidated Statements of Income for the
                       three months ended March 31, 2004
                       (unaudited) and 2003 (unaudited)...................................................8

                    Consolidated Statements of Stockholder's Equity
                       for the three months ended March 31, 2004
                       (unaudited) and 2003 (unaudited)...................................................9

                    Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2004 (unaudited)
                       and 2003 (unaudited)...............................................................10

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................11

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................23

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................44

         Item 4.    Controls and Procedures...............................................................45

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................45

         Item 6.    Exhibits and Reports on Form 8-K......................................................46

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................47

            Cautionary Statement Regarding Forward-Looking Statements


You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission ("SEC"). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "project," or "continue" or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Securities Reform Act. Such risks, uncertainties and other factors include but are not limited to those identified below and those further described in Part I, Item 1. Factors That May Affect Our Business and Future Results of our December 31, 2003 Form 10-K.

     o Material adverse changes in the economic conditions in the markets we serve and in general economic conditions, including the continuing impact of the following on the communications industry: high levels of competition in the long-distance market resulting in pressures to reduce prices; an oversupply of long-haul capacity; excessive debt loads; and several high-profile company failures and potentially fraudulent accounting practices by some companies;
     o The efficacy of laws enacted by Congress and the State of Alaska legislature; rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the 1996 Telecom Act; the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     o Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include long-distance, local, cable and Internet services;
     o The extent and pace at which different competitive environments develop for each segment of our business;
     o The extent and duration for which competitors from each segment of the communications industries are able to offer combined or full service packages prior to our being able to do so;
     o The degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry;
     o Competitor responses to our products and services and overall market acceptance of such products and services;
     o The outcome of our negotiations with Incumbent Local Exchange Carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements;

     o Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
     o Success and market acceptance for new initiatives, many of which are untested;
     o The level and timing of the growth and profitability of existing and new initiatives, particularly yellow page directories, local telephone services expansion including deploying digital local phone service ("DLPS") and wireless services;
     o Start-up costs associated with entering new markets, including advertising and promotional efforts;
     o Risks relating to the operations of new systems and technologies and applications to support new initiatives;
     o   Local conditions and obstacles;
     o The impact on our industry and indirectly on us of oversupply of capacity resulting from excessive deployment of network capacity in certain markets we do not serve;
     o Uncertainties inherent in new business strategies, new product launches and development plans, including local telephone services, wireless services, and yellow page directories, and the offering of these services in geographic areas with which we are unfamiliar;
     o The risks associated with technological requirements, technology substitution and changes and other technological developments;
     o   Prolonged service interruptions which could affect our business;
     o Development and financing of communications, local telephone, wireless, Internet and cable networks and services;
     o Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
     o   Availability of qualified personnel;
     o Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska ("RCA"), and adverse outcomes from regulatory proceedings;
     o   Changes in regulations governing unbundled network elements ("UNEs");
     o Uncertainties in federal military spending levels and military base closures in markets in which we operate;
     o The ongoing global and domestic trend towards consolidation in the communications industry, which may result in our competitors being larger and better financed, and provide these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;
     o Any continuing financial, credit and economic impacts of the MCI, Inc. ("MCI") bankruptcy filing on the industry in general and on us in particular;
     o   The success of MCI's emergence from bankruptcy protection,
     o A migration of MCI's or Sprint's traffic off our network without it being replaced by other common carriers that interconnect with our network;
     o The effect on us of pricing pressures, new program offerings and market consolidation in the markets served by our significant customers, MCI and Sprint Corporation ("Sprint");
     o The effect on us of industry consolidation including the potential acquisition of one or more of our large wholesale customers by a company with commercial relationships with other providers;

     o Under Statement of Financial Accounting Standard ("SFAS") 142, we must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of our cable certificates or goodwill and could have a material adverse impact on our financial position, results of operations or liquidity; and
     o Other risks detailed from time to time in our periodic reports filed with the SEC.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                            GCI, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)                                                                         (Unaudited)
                                                                                                March 31,       December 31,
                            ASSETS                                                                2004              2003
---------------------------------------------------------------------------------------    ----------------- -----------------
Current assets:
  Cash and cash equivalents                                                               $      10,841            10,435
                                                                                           ----------------- -----------------

  Receivables                                                                                    64,089            70,235
  Less allowance for doubtful receivables                                                         2,018             1,954
                                                                                           ----------------- -----------------
     Net receivables                                                                             62,071            68,281

  Deferred income taxes, net                                                                      6,726             7,195
  Prepaid and other current assets                                                                6,257            12,159
  Notes receivable from related parties                                                           1,673             1,885
  Property held for sale                                                                          1,176             2,173
  Inventories                                                                                       984             1,513
                                                                                           ----------------- -----------------
     Total current assets                                                                        89,728           103,641
                                                                                           ----------------- -----------------

Property and equipment in service, net of depreciation                                          360,361           369,039
Construction in progress                                                                         51,802            33,618
                                                                                           ----------------- -----------------
     Net property and equipment                                                                 412,163           402,657
                                                                                           ----------------- -----------------

Cable certificates                                                                              191,241           191,241
Goodwill                                                                                         41,972            41,972
Other intangible assets, net of amortization of $1,815 and $1,656 at March 31, 2004
  and December 31, 2003, respectively                                                             4,136             3,895
Deferred loan and senior notes costs, net of amortization of $1,438 and $5,308 at
  March 31, 2004 and December 31, 2003, respectively                                              9,559             5,757
Notes receivable from related parties                                                             3,903             3,443
Other assets                                                                                      9,147             9,576
                                                                                           ----------------- -----------------
     Total other assets                                                                         259,958           255,884
                                                                                           ----------------- -----------------
       Total assets                                                                       $     761,849           763,020
                                                                                           ================= =================

See accompanying notes to interim condensed consolidated financial statements.

                                       6                             (Continued)

                                            GCI, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                  (Continued)
(Amounts in thousands)                                                                    (Unaudited)
                                                                                           March 31,       December 31,
  LIABILITIES AND STOCKHOLDER'S EQUITY                                                       2004              2003
----------------------------------------------------------------------------------    ----------------- ----------------
Current liabilities:
  Current maturities of obligations under capital leases                             $       6,293             5,139
  Accounts payable                                                                          23,571            34,133
  Deferred revenue                                                                          14,736            21,275
  Accrued payroll and payroll related obligations                                           14,311            17,545
  Due to related party                                                                       7,120             6,258
  Accrued liabilities                                                                        6,811             7,933
  Accrued interest                                                                           2,920             8,645
  Subscriber deposits                                                                          577               651
                                                                                      ----------------- ----------------
    Total current liabilities                                                               76,339           101,579

Long-term debt                                                                             366,912           345,000
Obligations under capital leases, excluding current maturities                              37,378            38,959
Obligation under capital lease due to related party, excluding current maturity                695               677
Deferred income taxes, net of deferred income tax benefit                                   24,805            24,168
Other liabilities                                                                            6,507             6,366
                                                                                      ----------------- ----------------
    Total liabilities                                                                      512,636           516,749
                                                                                      ----------------- ----------------
Stockholder's equity:
 Class A common stock.  Authorized 10 shares; issued 0.01 shares at March 31,
  2004 and December 31, 2003                                                               206,622           206,622
 Paid-in capital                                                                            45,826            44,904
 Retained deficit                                                                           (3,022)           (4,947)
 Accumulated other comprehensive loss                                                         (213)             (308)
                                                                                      ----------------- -----------------

    Total stockholder's equity                                                             249,213           246,271
                                                                                      ----------------- -----------------
Commitments and contingencies

    Total liabilities and stockholder's equity                                       $     761,849           763,020
                                                                                      ================= =================
See accompanying notes to interim condensed consolidated financial statements.

                                         GCI, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)
                                                                                               Three Months Ended
                                                                                                    March 31,
(Amounts in thousands)                                                                       2004               2003
                                                                                      ----------------- -----------------
Revenues                                                                             $     108,916             92,777

Cost of sales and services                                                                  38,745             30,248
Selling, general and administrative expenses                                                35,404             32,993
Bad debt expense (recovery)                                                                   (397)               597
Depreciation, amortization and accretion expense                                            15,758             13,501
                                                                                      ----------------- -----------------
     Operating income                                                                       19,406             15,438
                                                                                      ----------------- -----------------
Other income (expense):
   Interest expense                                                                         (7,517)            (9,154)
   Loss on early extinguishment of debt                                                     (6,136)               ---
   Amortization and write-off of loan and senior notes fees                                 (2,627)            (1,073)
   Interest income                                                                             108                166
                                                                                      ----------------- -----------------
     Other expense, net                                                                    (16,172)           (10,061)
                                                                                      ----------------- -----------------
     Net income before income taxes and cumulative effect of a change in
       accounting principle                                                                  3,234              5,377

Income tax expense                                                                           1,309              2,282
                                                                                      ----------------- -----------------
     Net income before cumulative effect of a change in accounting principle                 1,925              3,095

Cumulative effect of a change in accounting principle, net of income tax benefit
   of $367                                                                                     ---               (544)
                                                                                      ----------------- -----------------
     Net income                                                                      $       1,925              2,551
                                                                                      ================= =================

See accompanying notes to interim condensed consolidated financial statements.

                                                GCI, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                          THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                      (Unaudited)
                                                        Shares of                                         Accumulated
                                                         Class A      Class A                                Other
                                                         Common        Common      Paid-in   Retained    Comprehensive
(Amounts in thousands, except share amounts)              Stock        Stock       Capital    Deficit    Income (Loss)      Total
                                                       -----------------------------------------------------------------------------
Balances at December 31, 2002                              100      $ 206,622       44,904    (20,489)       (540)         230,497
Components of comprehensive income:
  Net income                                               ---            ---          ---      2,551         ---            2,551
  Change in fair value of cash flow hedge, net of
     change in income tax benefit of $70                   ---            ---          ---        ---         (38)             (38)
                                                                                                                         -----------
      Comprehensive income                                                                                                   2,513
Contribution from General Communication, Inc.              ---            ---        1,348        ---         ---            1,348
                                                       -----------------------------------------------------------------------------
Balances at March 31, 2003                                 100      $ 206,622       46,252    (17,938)       (578)         234,358
                                                       =============================================================================

Balances at December 31, 2003                              100      $ 206,622       44,904     (4,947)       (308)         246,271
  Net income                                               ---            ---          ---      1,925         ---            1,925
  Change in fair value of cash flow hedge, net of
     change in income tax effect of $58                    ---            ---          ---        ---          95               95
                                                                                                                         -----------
      Comprehensive income                                                                                                   2,020
Contribution from General Communication, Inc.              ---            ---          922        ---         ---              922
                                                       -----------------------------------------------------------------------------
Balances at March 31, 2004                                 100      $ 206,622       45,826     (3,022)       (213)         249,213
                                                       =============================================================================

 See accompanying notes to interim condensed consolidated financial statements.

                                            GCI, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     THREE MONTHS ended MARCH 31, 2004 AND 2003
                                                   (Unaudited)
(Amounts in thousands)                                                                       2004            2003
                                                                                      --------------    -------------
Cash flows from operating activities:
   Net income                                                                        $       1,925           2,551
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion expense                                       15,758          13,501
     Loss on early extinguishment of debt                                                    6,136             ---
     Deferred income tax expense                                                             1,309           2,282
     Amortization of loan and senior notes fees                                              2,627           1,073
     Compensatory stock options                                                                 77             114
     Bad debt expense (recovery), net of write-offs                                             64             (81)
     Deferred compensation                                                                     127             133
     Cumulative effect of a change in accounting principle, net                                ---             544
     Other noncash income and expense items                                                    311            (118)
     Change in operating assets and liabilities                                            (13,559)         (5,651)
                                                                                      --------------    -------------
       Net cash provided by operating activities                                            14,775          14,348
                                                                                      --------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment, including construction period interest             (25,201)         (6,474)
   Proceeds from sales of assets                                                               859             ---
   Purchases of other assets and intangible assets                                            (672)           (922)
   Refund of deposit                                                                           699             ---
   Payments received on notes receivable from related parties                                  662              22
   Additions to property held for sale                                                         (81)            ---
   Notes receivable issued to related parties                                                  ---             (22)
                                                                                      --------------    -------------
       Net cash used in investing activities                                               (23,734)         (7,396)
                                                                                      --------------    -------------

Cash flows from financing activities:
   Issuance of new Senior Notes                                                            245,720             ---
   Repayment of old Senior Notes                                                          (180,000)            ---
   Borrowing on new Senior Credit Facility                                                  10,000             ---
   Repayment of new Senior Credit Facility                                                 (53,832)            ---
   Repayments of capital lease obligations                                                    (409)           (478)
   Payment of debt issuance costs                                                           (6,429)            (12)
   Payment of bond call premiums                                                            (6,136)            ---
   Contribution (to) from General Communication, Inc.                                          451            (229)
                                                                                      --------------    -------------
       Net cash provided by (used in) financing activities                                   9,365            (719)
                                                                                      --------------    -------------
       Net increase in cash and cash equivalents                                               406           6,233
       Cash and cash equivalents at beginning of period                                     10,435          11,940
                                                                                      --------------    -------------

       Cash and cash equivalents at end of period                                   $       10,841          18,173
                                                                                      ==============    =============

See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of GCI, Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

       (a)   Business
             We offer the following services:
             o Long-distance telephone service between Alaska and the remaining United States and foreign countries,
             o   Cable television services throughout Alaska,
             o Facilities-based competitive local access services in Anchorage, Fairbanks and Juneau, Alaska,
             o   Internet access services,
             o   Termination of traffic in Alaska for certain common carriers,
             o   Private Line and private network services,
             o   Managed services to certain commercial customers,
             o Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics,
             o Sales and service of dedicated communications systems and related equipment,
             o Lease and sales of capacity on an undersea fiber optic cable system used in the transmission of interstate and intrastate Private Line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries, and
             o Distribution of a white and yellow pages directory to residential and business customers in Anchorage and an on-line directory product

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

       (d)   Asset Retirement Obligations
             Upon adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000, during the three months ended March 31, 2003.

             Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at March 31, 2004 and 2003 (amounts in thousands):

                    Balance at December 31, 2002                    $    ---
                    Liability recognized upon adoption of SFAS
                      No. 143                                          1,565
                    Accretion expense for the three months
                      ended March 31, 2003                               128
                                                                     --------
                         Balance at March 31, 2003                  $  1,693
                                                                     ========

                    Balance at December 31, 2003                    $  2,005
                    Accretion expense for the three months ended
                      March 31, 2004                                      43
                    Other                                                (11)
                                                                     --------
                         Balance at March 31, 2004                  $  2,037
                                                                     ========

       (e)   Stock Option Plan
             At March 31, 2004, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS No. 148.

                                       12                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Stock-based employee compensation cost is reflected over the options' vesting period of generally five years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income for the three months ended March 31, 2004 and 2003, if we had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands):

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                    ------------------------
                                                                                       2004          2003
                                                                                    ----------    ----------
                Net income, as reported                                            $   1,925         2,551
                Total stock-based employee compensation expense included in
                  reported net income, net of related tax effects                         45            23
                Total stock-based employee compensation expense under the
                  fair-value based method for all awards, net of related tax
                  effects                                                               (523)         (474)
                                                                                    ----------    ----------
                Pro forma net income                                               $   1,447         2,100
                                                                                    ==========    ==========

             The calculation of total stock-based employee compensation expense under the fair-value based method includes weighted-average assumptions of a risk-free interest rate, volatility and an expected life.

       (f)   Variable Interest Entities
             In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R, which was issued in January 2003, replaces FIN 46. We will be required to apply FIN 46R to variable interests in Variable Interest Entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. At December 31, 2003, we did not have VIEs. Adoption of this statement on January 1, 2004 did not have a material effect on our results of operations, financial position and cash flows.

       (g)   Reclassifications
             Reclassifications have been made to the 2003 financial statements to make them comparable with the 2004 presentation.

                                       13                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(2) Consolidated Statements of Cash Flows Supplemental Disclosures Changes in operating assets and liabilities consist of (amounts in thousands):

             Three month periods ended March 31,                               2004           2003
                                                                           ------------   ------------
              Decrease in accounts receivable                             $    6,146         5,066
              (Increase) decrease in inventories                                 529          (688)
              Decrease in prepaid and other current assets                     5,902           630
              Decrease in accounts payable                                   (10,562)       (6,075)
              Decrease in deferred revenues                                   (6,539)       (1,662)
              Increase (decrease) in accrued payroll and payroll
               related obligations                                            (3,234)        1,002
              Decrease in accrued interest                                    (5,725)       (3,119)
              Increase in due to related party                                 1,012           ---
              Decrease in accrued liabilities                                   (985)         (752)
              Decrease in subscriber deposits                                    (74)          (64)
              Decrease in components of other long-term liabilities              (29)           12
                                                                           ------------   ------------
                                                                          $  (13,559)       (5,651)
                                                                           ============   ============

       We paid interest totaling approximately $13,658,000 and $12,273,000 during the three months ended March 31, 2004 and 2003, respectively.

(3)    Intangible Assets
       Cable certificates are allocated to our cable services segment. Goodwill is primarily allocated to the cable services segment and the remaining amount is not allocated to a reportable segment, but is included in the All Other category as described in note 6.

       Amortization expense for amortizable intangible assets was $159,000 and $173,000 during the three months ended March 31, 2004 and 2003, respectively.

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

                 Years Ending
                 December 31,
                --------------
                   2004        $ 712
                   2005          595
                   2006          590
                   2007          529
                   2008          279

       No indicators of impairment have occurred since the impairment testing was performed as of December 31, 2003.

                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(4)    MCI Settlement and Release Agreement
       On July 21, 2002 MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. On July 22, 2003, the United States Bankruptcy Court approved a settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million ("MCI credit") which we have used and will continue to use as a credit against amounts payable for services purchased from MCI.

       After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. The use of the credit is recorded as a reduction of bad debt expense. During the three months ended March 31, 2004 and 2003 we realized approximately $1.2 million and $0, respectively, of the MCI credit against amounts payable for services received from MCI.

       The remaining unused MCI credit totaled $6.7 million and $7.9 million at March 31, 2004 and December 31, 2003, respectively. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, will recognize a reduction of bad debt expense as services are provided by MCI and the credit is realized. MCI emerged from bankruptcy protection in April 2004; see note 8.

(5)    Long-term Debt
       Draw on New Senior Credit Facility
       In January 2004 we drew $10.0 million under the revolving credit portion of our new Senior Credit Facility. The draw was re-paid in February 2004 from proceeds of our new Senior Notes offering discussed below.

       Senior Notes Refinancing
       In February 2004 GCI, Inc. sold $250 million in aggregate principal amount of senior debt securities due in 2014 ("new Senior Notes"). The new Senior Notes are an unsecured senior obligation. We pay interest of 7.25% on the new Senior Notes. The new Senior Notes were sold at a discount of $4.3 million. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the life of the new Senior Notes.

       The net proceeds of the offering were primarily used to repay our existing $180.0 million 9.75% Senior Notes ("old Senior Notes") and to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our new Senior Credit Facility. Semi-annual interest payments of approximately $9.1 million will be due beginning August 15, 2004. In connection with the issuance, we paid fees and other expenses of approximately $6.3 million which are being amortized over the life of the new Senior Notes.

       The new Senior Notes were offered only to qualified institutional buyers pursuant to exemptions from registration under the Securities Act. The new Senior Notes have not been registered under the Securities Act and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities

                                       15                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Act and applicable state securities laws. We plan to register our new Senior Notes during the second quarter of 2004.

       The new Senior Notes are not redeemable prior to February 15, 2009. At any time on or after February 15, 2009, the new Senior Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

          If redeemed during the twelve month period
          commencing February 1 of the year indicated:         Redemption Price
          ---------------------------------------------------- -----------------
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

       We conducted a Consent Solicitation and Tender Offer for the old Senior Notes. Through February 13, 2004 we accepted for payment $114.6 million principal amount of notes which were validly tendered. Such notes accepted for payment received additional consideration as follows:

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

                                       16                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       The remaining principal amount of $65.4 million was redeemed on March 18, 2004 for additional consideration as follows:

          o $2.1 million based upon a payment of $1,032.50 per $1,000 principal amount, and
          o   $833,000 in accrued and unpaid interest through March 18, 2004.

       The total redemption cost was $186.1 million. The premium to redeem our old Senior Notes was $6.1 million (excluding interest cost of $1.3 million) and was recognized as a component of Other Income (Expense) during the three months ended March 31, 2004.

       Compliance with the redemption notice requirements in the Indenture resulted in a delay before final payment of some of the old Senior Notes. As a result of such delay, our total debt increased during the overlap period between the redemption of the old Senior Notes and the issuance of the new Senior Notes making us out of compliance with Section 6.11 of our Credit, Guaranty, Security and Pledge Agreement, dated as of October 30, 2003. We received a waiver from compliance with Section 6.11 until April 30, 2004. After the final redemption payment on March 18, 2004 we were in compliance with Section 6.11.

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

       We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 84% of our undersea fiber optic cable system which transits international waters.

       Summarized financial information for our reportable segments for the three months ended March 31, 2004 and 2003 follows (amounts in thousands):

                                                       Reportable Segments
                                     ---------------------------------------------------------
                                        Long-               Local                  Total
                                       Distance     Cable   Access  Internet     Reportable      All
                                       Services   Services Services Services      Segments      Other      Total
                                     -------------------------------------------------------------------------------
               2004
               ----
       Revenues:
         Intersegment                $   3,434        617    2,340      926         7,317          186      7,503
         External                       51,896     24,852   11,792    6,406        94,946       13,970    108,916
                                     -------------------------------------------------------------------------------
            Total revenues           $  55,330     25,469   14,132    7,332       102,263       14,156    116,419
                                     ===============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, accretion,
         net interest expense and
         income taxes                $  26,733     11,645    2,314    1,723        42,415      (12,609)    29,806
                                     ===============================================================================

       Operating income (loss)       $  19,811      6,966    1,422      799        28,998       (8,814)    20,184
                                     ===============================================================================

                                       18                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                       Reportable Segments
                                     ---------------------------------------------------------
                                        Long-               Local                  Total
                                       Distance     Cable   Access  Internet     Reportable      All
                                       Services   Services Services Services      Segments      Other      Total
                                     -------------------------------------------------------------------------------
               2003
               ----
       Revenues:
         Intersegment                $   3,603        636    2,623    3,074         9,936          186     10,122
         External                       48,486     23,438    8,426    4,590        84,940        7,837     92,777
                                     -------------------------------------------------------------------------------
            Total revenues           $  52,089     24,074   11,049    7,664        94,876        8,023    102,899
                                     ===============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, accretion,
         net interest expense and
         income taxes                $  25,600     11,219      841      454        38,114       (8,550)    29,564
                                     ===============================================================================

       Operating income (loss)       $  21,161      6,453      374   (1,395)       26,593      (10,530)    16,063
                                     ===============================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

         Three months ended March 31,                                             2004           2003
                                                                            --------------- -------------
         Reportable segment revenues                                       $    102,263         94,876
         Plus All Other revenues                                                 14,156          8,023
         Less intersegment revenues eliminated in consolidation                   7,503         10,122
                                                                            --------------- -------------
              Consolidated revenues                                        $    108,916         92,777
                                                                            =============== =============

                                       19                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment earnings from operations before depreciation, amortization and accretion expense, net other expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Three months ended March 31,                                             2004           2003
                                                                            -------------- --------------
         Reportable segment earnings from operations before
           depreciation, amortization and accretion expense, net other
           expense and income taxes                                        $     42,415         38,114
         Less All Other loss from operations before depreciation,
           amortization and accretion expense, net other expense and
           income taxes                                                          12,609          8,550
         Less intersegment contribution eliminated in consolidation                 778            625
                                                                            -------------- --------------
              Consolidated earnings from operations before
                depreciation, amortization and accretion expense, net
                other expense and income taxes                                   29,028         28,939
         Less depreciation, amortization and accretion expense                   15,758         13,501
         Add loss on early extinguishment of debt                                 6,136            ---
                                                                            -------------- --------------
              Consolidated operating income                                      19,406         15,438
         Less other expense, net                                                 16,172         10,061
                                                                            -------------- --------------
              Consolidated net income before income taxes and
                cumulative effect of a change in accounting principle      $      3,234          5,377
                                                                            ============== ==============

       A reconciliation of reportable segment operating income to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Three months ended March 31,                                             2004           2003
                                                                            --------------- -------------
         Reportable segment operating income                               $     28,998         26,593
         Less All Other operating loss                                            8,814         10,530
         Less intersegment contribution eliminated in consolidation                 778            625
                                                                            --------------- -------------
              Consolidated operating income                                      19,406         15,438
         Less other expense, net                                                 16,172         10,061
                                                                            --------------- -------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $      3,234          5,377
                                                                            =============== =============

(7)    Commitments and Contingencies

       Litigation and Disputes
       We are routinely involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business. While the ultimate results of these

                                       20                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       items cannot be predicted with certainty we do not expect at this time the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.

       Fiber Optic Cable System Construction Commitment
       In June 2003 we began work on the construction of a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington ("AU West"). A consortium of companies was selected to design, engineer, manufacture and install the undersea fiber optic cable system and a contract has been signed at a total cost to us of $35.2 million. From inception through March 31, 2004 our capital expenditures for this project have totaled approximately $28.4 million, most of which have been funded through our operating cash flows and are classified as Construction in Progress in our Consolidated Balance Sheets. We expect to fund the remaining construction costs of the fiber optic cable system through our operating cash flows and, to the extent necessary, with draws on our new Senior Credit Facility. We expect to place AULP West into service during the second quarter of 2004.

       Fiber Optic Cable System Repair
       Our undersea fiber optic cable system connecting Whittier, Valdez and Juneau, Alaska and Seattle, Washington ("AULP East") began experiencing powering irregularities during the first quarter of 2004. We expect to repair AU East after AULP West is placed into service without any significant service disruption. Depending on the nature of the malfunction and the necessary corrective action, repair costs are expected to range between $225,000 and $950,000 excluding salvage value, if any. If AULP East must be repaired before AULP West is placed into service, we expect to lease additional temporary transmission capacity the cost of which is not expected to have a material effect on our results of operations.

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

       Anchorage Unbundled Network Elements Arbitration
       We are currently involved in arbitration to revise the rates, terms, and conditions that govern our access to unbundled network elements in Anchorage, and a RCA decision is pending. The RCA's decisions in these proceedings could result in a change in our costs of serving new and existing markets via the facilities of the ILEC or via wholesale offerings.

                                       21                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(8)    Subsequent Events

       MCI's Emergence from Bankruptcy Protection
       MCI emerged from bankruptcy protection on April 20, 2004. Uncertainties exist with respect to the potential realization and the timing of our utilization of the MCI credit. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, will recognize a reduction of bad debt expense as services are provided by MCI and the credit is realized.

        Rural Exemption
        Alaska Communications Systems Group, Inc. ("ACS"), through subsidiary companies, provides local services in Fairbanks and Juneau, Alaska. These ACS subsidiaries are classified as Rural Telephone Companies under the 1996 Telecom Act, which entitles them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" is examined and discontinued by the RCA. An April 2004 proceeding to decide the matter of rural exemption was canceled upon GCI's and ACS' joint settlement. The settlement agreement includes the following terms, among others:

           o ACS relinquishes all claims to exemptions from full local telephone competition in Fairbanks and Juneau,
           o New rates for unbundled loops in Fairbanks and Juneau will begin January 1, 2005. We estimate the agreed upon rates will increase our local services segment cost of sales and service approximately $600,000 to $700,000 during the year ended December 31, 2005,
           o Extension of existing interconnection agreements between ACS and GCI for Fairbanks and Juneau until January 1, 2008, and
           o Resolution of unbundled network element leasing issues for the Fairbanks and Juneau markets.

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

General Overview

Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our revenues and expand our margins. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities. We are funding the construction of a new fiber optic cable system through our operating cash flows and, to the extent necessary, with draws on our new Senior Credit Facility, as further discussed in Liquidity and Capital Resources in this report.

Results of Operations

The following table sets forth selected Statement of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

                                                                                 Percentage
                                                                                 Change (1)
                                                    Three Months Ended              2004
                                                         March 31,                   vs.
(Unaudited)                                         2004          2003              2003
                                                    ----          ----              ----
Statement of Operations Data:
  Revenues:
    Long-distance services                          47.7%         52.2%              7.0%
    Cable services                                  22.8%         25.3%              6.0%
    Local access services                           10.8%          9.1%             39.9%
    Internet services                                5.9%          4.9%             39.6%
    All other services                              12.8%          8.5%             78.3%
                                                -----------------------------------------------
      Total revenues                               100.0%        100.0%             17.4%
  Cost of sales and services                        35.6%         32.6%             28.1%
  Selling, general and administrative expenses      32.5%         35.6%              7.3%
  Bad debt expense (recovery)                       (0.4%)         0.6%           (166.5%)
  Depreciation, amortization and accretion
    expense                                         14.5%         14.6%             16.7%
                                                -----------------------------------------------
      Operating income                              17.8%         16.6%             25.7%
      Net income before income taxes and
        cumulative effect of a change in
        accounting principle in 2003                 3.0%          5.8%            (39.9%)
      Net income before cumulative effect of a
        change in accounting principle in 2003       1.8%          3.3%            (37.8%)
      Net income                                     1.8%          2.7%            (24.5%)

                                                                                 Percentage
                                                                                 Change (1)
                                                    Three Months Ended              2004
                                                         March 31,                   vs.
(Unaudited)                                         2004          2003              2003
                                                    ----          ----              ----
Other Operating Data:
Long-distance services operating income (2)         41.3%         46.6%             (5.3%)
Cable services operating income (3)                 25.5%         24.8%              9.1%
Local access services operating income (4)          (3.2%)       (20.5%)            78.0%
Internet services operating income (loss) (5)       14.3%        (18.8%)           205.8%

--------------------------
1 Percentage change in underlying data.
2 Computed as a percentage of total external long-distance services revenues. 3 Computed as a percentage of total external cable services revenues.
4 Computed as a percentage of total external local access services revenues. 5 Computed as a percentage of total external Internet services revenues.
--------------------------

Three Months Ended March 31, 2004 ("2004") Compared To Three Months Ended March 31, 2003 ("2003")

Overview of Revenues and Cost of Sales and Services
Total revenues increased 17.4% from $92.8 million in 2003 to $108.9 million in 2004. All of our segments and All Other Services contributed to the increase in total revenues. See the discussion below for more information by segment.

Total cost of sales and services increased 28.1% from $30.2 million in 2003 to $38.7 million in 2004. As a percentage of total revenues, total cost of sales and services increased from 32.6% in 2003 to 35.6% in 2003. All of our segments and All Other Services contributed to the increase in total cost of sales and services. See the discussion below for more information by segment.

Long-Distance Services Overview
Long-distance services revenue in 2004 represented 47.7% of consolidated revenues. Our provision of interstate and intrastate long-distance services, Private Line and leased dedicated capacity services, and broadband services accounted for 94.0% of our total long-distance services revenues during 2004.

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

On July 21, 2002 MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. On July 22, 2003, the United States Bankruptcy Court approved a settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million ("MCI credit") which we have used and will continue to use as a credit against amounts payable for services purchased from MCI.

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. The use of the credit is recorded as a reduction of bad debt expense. During the three months ended March 31, 2004 and 2003 we realized approximately $1.2 million and $0, respectively, of the MCI credit against amounts payable for services received from MCI.

The remaining unused MCI credit totaled $6.7 million and $7.9 million at March 31, 2004 and December 31, 2003, respectively. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

MCI emerged from bankruptcy protection on April 20, 2004. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, will recognize a reduction of bad debt expense as services are provided by MCI and the credit is realized.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to MCI and Sprint by their customers. Pricing pressures, general economic deterioration, new program offerings, business failures, and market and business consolidations continue to evolve in the markets served by MCI and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures. Additionally, a protracted economic malaise in the 48 contiguous states south of or below Alaska ("Lower 48 States") or a further disruption in the economy resulting from terrorist attacks and other attacks or acts of war could affect our carrier customers. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 7.0% to $51.9 million in 2004. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                        2004              2003        Percentage Change
                                                                   --------------    -------------    -----------------
   Common carrier message telephone services                      $    21,171            21,062             0.5%
   Residential, commercial and governmental message telephone
     services                                                           9,893            10,211            (3.1%)
   Private line and private network services                           10,366             8,838            17.3%
   Broadband services                                                   7,369             5,747            28.2%
   Lease of fiber optic cable system capacity                           3,097             2,628            17.8%
                                                                   --------------    -------------    ----------------
   Total long-distance services segment revenue                   $    51,896            48,486             7.0%
                                                                   ==============    =============    ================

Common Carrier Message Telephone Services Revenue
The 2004 increase in message telephone service revenues from other common carriers (principally MCI and Sprint) resulted from a 20.5% increase in wholesale minutes carried to 225.5 million minutes. The increase in message telephone service revenues from other common carriers in 2004 was partially off-set by the following:

     o A 11.4% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the July 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI, and
     o A discount given to a certain other common carrier customer starting in the third quarter of 2003.

Residential, Commercial and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial and governmental customers follow:

                                                      2004                  2003           Percentage Change
                                               ------------------    ------------------    -----------------
   Retail minutes carried                        76.2 million          71.9 million              6.0%
   Average rate per minute                          $0.130                $0.139                (6.5%)
   Number of active residential,
    commercial and governmental
    customers (1)                                   86,100                87,300                (1.4%)

   ------------------------------------
   1  All current subscribers who have had calling activity during March 2004 and 2003, respectively.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in 2004 is primarily due to the following:

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

The decrease in message telephone service to residential, commercial and governmental customers in 2004 is partially off-set by an increase in minutes carried for these customers. The increase in minutes is primarily a result of our contract to provide services to the State of Alaska starting in the first quarter of 2004.

Broadband Services Revenue
The increase in revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts in 2004 is primarily due to the following:

     o An increased number of circuits leased to rural hospitals and health clinics in Alaska to both existing and new customers resulting in increased revenue of $607,000, and
     o A $617,000 increase in special project revenue for services sold to the federal government.

Long-distance Services Segment Cost of Sales and Services
Long-distance services segment cost of sales and services increased 18.6% to $14.3 million in 2004. Long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues increased from 24.9% in 2003 to 27.6% in 2004 primarily due to the following:

     o A $2.3 million refund ($1.9 million after deducting certain direct costs) in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements and did not recur in 2004,
     o The decreased average rate per minute on minutes carried for other common carriers as agreed to in the July 24, 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI, and
     o A discount given to a certain other common carrier customer in 2004 without a corresponding decrease in the cost of sales and services.

The increase in the long-distance services segment cost of sales and services as a percentage of long-distance services segment revenues is partially off-set by the following:

     o A $400,000 refund in 2004 from an intrastate access cost pool that previously overcharged us for access services, and
     o Reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.011 and $.061 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows.

Cable Services Overview
Cable television revenues in 2004 represented 22.8% of consolidated revenues. Our cable systems serve 35 communities and areas in Alaska, including the state's four largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley and Juneau.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and other one-time events, such as sporting events; (2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales. During 2004 programming services generated 73.5% of total cable services revenues, cable services' allocable share of cable modem services accounted for 13.3% of such revenues, equipment rental and installation fees accounted for 9.4% of such revenues, advertising sales accounted for 3.0% of such revenues, and other services accounted for the remaining 0.8% of total cable services revenues.

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

In 2002 we signed seven-year retransmission agreements with the five local Anchorage broadcasters and began up-linking and distributing the local Anchorage programming to all of our cable systems. This local programming provides additional value to our cable subscribers that not all our Direct Broadcast Satellite ("DBS") competitors can provide. In the third quarter of 2003 DBS service provider Dish Network (EchoStar Communications Corporation) began providing, for an additional fee, Anchorage based broadcaster programming in Anchorage and in other Alaska communities where there is not a similar local broadcast affiliate.

Cable Services Segment Revenues and Cost of Sales and Services
Selected key performance indicators for our cable services segment follow:

                                                                                        Percentage
                                                         2004             2003            Change
                                                    -------------    -------------    ---------------
   Basic subscribers                                   134,000          136,300           (1.7%)
   Digital special interest subscribers                 34,000           30,200           12.6%
   Cable modem subscribers                              51,700           38,600           33.9%
   Homes passed                                        203,400          198,400            2.5%

Total cable services segment revenues increased 6.0% to $24.9 million and average gross revenue per average basic subscriber per month increased $2.87 or 4.8% in 2004.

The increase in cable services segment revenues is primarily due to a 32.8% increase in its share of cable modem revenue (offered through our Internet services segment) to $3.3 million in 2004 due to an increased number of cable modems deployed. Approximately 99% of our cable homes passed are able to subscribe to our cable modem service. In the second quarter of 2003 we completed our upgrade of the Ketchikan cable system. Customers in this system are now able to subscribe to cable modem service.

We now offer digital programming service in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai, and Soldotna, representing approximately 88% of our total homes passed at

March 31, 2004. We launched digital programming services in the Matanuska-Susitna Valley cable system during the first and second quarters of 2003 and launched such services in the Ketchikan cable system in the third quarter of 2003.

Cable services cost of sales and services increased 9.4% to $7.1 million in 2004 due to programming cost increases for most of our cable programming services offerings. Cable services cost of sales and services as a percentage of cable services revenues increased from 27.6% in 2003 to 28.4% in 2004 primarily due to rate increases in 2004 by programming vendors exceeding our rate adjustments. Cost of sales increases are partially off-set by increasing amounts of cable modem services sold that generally have higher margins than do cable programming services.

Multiple System Operator ("MSO") Operating Statistics
Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services' facilities.

Our capital expenditures by standard reporting category for the three month periods ending March 31, 2004 and 2003 follows (amounts in thousands):

                                                    2004           2003
                                               ------------    -----------
    Customer premise equipment                $    3,438          1,276
    Commercial                                        47             68
    Scalable infrastructure                        1,755            135
    Line extensions                                   44             88
    Upgrade/rebuild                                1,770             72
    Support capital                                  181             77
                                                ------------    -----------
    Sub-total                                      7,235          1,716

    Remaining reportable segments and
      All Other capital expenditures              17,966          4,758
                                                ------------    -----------
                                               $  25,201          6,474
                                                ============    ===========

The standardized definition of a customer relationship is the number of customers that receive at least one level of service, encompassing voice, video, and data services, without regard to which services customers purchase. At March 31, 2004 and 2003 we had 122,100 and 124,000 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At March 31, 2004 and 2003 we had 185,800 and 173,300 revenue generating units, respectively.

Local Access Services Overview
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business Private Line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. During 2004 local access services revenues represented 10.8% of consolidated revenues.

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

At March 31, 2004, 108,600 lines were in service as compared to approximately 98,900 lines in service at March 31, 2003. At March 31, 2004 approximately 1,200 additional lines were awaiting connection. We estimate that our 2004 lines in service represents a statewide market share of approximately 23%.

Our access line mix at March 31, 2004 follows:

     o   Residential lines represent approximately 59% of our lines,
     o   Business customers represent approximately 35% of our lines, and
     o   Internet access customers represent approximately 6% of our lines.

Approximately 85% of our lines are provided on our own facilities and leased local loops. Approximately 5% of our lines are provided using UNE platform.

In December 2003 we distributed our new phone directory and began recognizing revenue and costs of sales and service in the local access services segment. We recognized one month of revenue and cost of sales and service in the fourth quarter of 2003 and are recognizing the remaining eleven months in 2004.

In April 2004 we successfully launched our DLPS deployment utilizing our Anchorage coaxial cable facilities. This service delivery method allows us to utilize our own cable facilities to provide local access to our customers and avoid paying local loop charges to the ILEC. To ensure the necessary equipment is available to us we have committed to purchase a certain number of outdoor, network powered multi-media adapters.

Local Access Services Segment Revenues and Cost of Sales and Services
Local access services segment revenues increased 39.9% in 2004 to $11.8 million primarily due to the following:

     o   Growth in the average number of lines in service, and
     o   $1.3 million increase in support from the Universal Service Program.

Local access services segment cost of sales and services increased 15.9% to $6.5 million in 2004. Local access services segment cost of sales and services as a percentage of local access services segment revenues decreased from 67.0% in 2003 to 55.5% in 2004, primarily due to the following:

     o $1.3 million increase in support from the Universal Service Program with no corresponding increase in cost of sales and services, and
     o $218,000 increase in the end user common line rate in the third quarter of 2003.

The local access services segment operating results are negatively affected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating results would have improved by approximately $1.7 million and the long distance services segment operating results would have been reduced by an equal amount in 2004. Avoided access charges totaled approximately $1.8 million in 2003.

The local access services segment operating results were affected by our evaluation and testing of DLPS technology. We successfully launched our DLPS deployment in April 2004.

Internet Services Overview
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services' allocable share of cable modem revenue (a portion of cable modem revenue is also recognized by our cable services segment). During 2004 Internet services segment revenues represented 5.9% of consolidated revenues.

The primary factors that contribute to year-to-year changes in Internet services revenues include the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, the amount of bandwidth purchased by large commercial customers, and the number and type of additional premium features selected.

Marketing campaigns continue to be deployed targeting residential and commercial customers featuring bundled products. Our Internet offerings are bundled with various combinations of our long-distance, cable, and local access services offerings and provide free or discounted basic or premium Internet services. Value-added premium Internet features are available for additional charges.

We compete with a number of Internet service providers in our markets. We believe our approach to developing, pricing, and providing Internet services allows us to be competitive in providing those services.

Internet Services Segment Revenues and Cost of Sales and Services
Selected key performance indicators for our Internet services segment follow:

                                                                                 Percentage
                                                  2004             2003            Change
                                             ------------     ------------    ---------------
   Total Internet subscribers                   100,600           91,800             9.6%
   Cable modem subscribers                       51,700           38,600            33.9%
   Dial-up subscribers                           48,900           53,500            (8.6%)

Total Internet services segment revenues increased 39.6% to $6.4 million in 2004 primarily due to the 34.3% increase in its allocable share of cable modem revenues to $2.7 million in 2004 as compared to 2003. The increase in cable modem revenues is primarily due to growth in cable modem subscribers. Additionally, cable modem revenue growth is affected by the level of service our subscribers select. In 2004 and 2003, 7.4% and 6.7%, respectively, of our subscribers selected our highest level of cable modem service resulting in a 29.7% or approximately $1.3 million increase in revenue in 2004 as compared to 2003.

We previously reported a total of 71,600 Internet subscribers at March 31, 2003. This subscriber count was based upon the total number of active dial-up subscribers at March 31, 2003. Not all cable modem subscribers paying for a dial-up plan had activated their dial-up service. When we first started selling cable modem service it was packaged in a way that almost all cable modem subscribers were also dial up subscribers. As we introduced new packages and plans and started promoting our cable modem LiteSpeed service the number of cable modem subscribers without a dial up plan increased substantially. An internal review during the second quarter of 2003 revealed that these subscriber counts had risen substantially enough that they are now being reported separately.

Internet services cost of sales and services increased 25.3% to $1.8 million in 2004, and as a percentage of Internet services revenues, totaled 27.5% and 30.6% in 2004 and 2003, respectively. The 2004 decrease as a percentage of Internet services revenues is primarily due to the increase in Internet's portion of cable modem revenue which generally has higher margins than do other Internet services products. As Internet services revenues increase, economies of scale and more efficient network utilization continue to result in reduced Internet cost of sales and services as a percentage of revenues.

All Other Services Overview
Revenues reported in the All Other category as described in note 6 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements" include our managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 12.8% of total revenues in 2004.

All Other Revenues and Costs of Sales and Services
All Other revenues increased 78.3% to $14.0 million in 2004. The increase in revenues is primarily due to the following:

     o $6.1 million in special project revenue earned from our GCI Fiber system in 2004, and
     o Increased monthly revenue earned from our GCI Fiber system that transits the Trans Alaska oil pipeline corridor.

The increase described above is partially off-set by a $840,000 decrease in product sales revenue to $786,000 in 2004. The decrease is due to sales of product to two customers in 2003 that were not repeated in 2004.

All Other costs of sales and services increased 94.3% to $9.1 million in 2004, and as a percentage of All Other revenues, totaled 64.8% and 59.5% in 2004 and 2003, respectively. The increase in All Other costs of sales and services as a percentage of All Other revenues is primarily due to the recognition of $5.5 million in costs associated with special project revenue earned from our GCI Fiber system in 2004.

The cost of sales and services as a percentage of revenue was 89.7% for this project, which is a higher percentage than we realize for the regular monthly revenue in All Other revenues.

The increase in the cost of sales and services as a percentage of revenue is partially off-set by increased monthly revenue earned from our recurring service contracts in 2004 which exceeds the corresponding increase in costs of sales or services.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 7.3% to $35.4 million in 2004 primarily due to a $1.5 million increase in labor and health insurance costs. As a percentage of total revenues, selling, general and administrative expenses decreased to 32.5% in 2004 from 35.6% in 2003, primarily due to an increase in revenues without a corresponding increase in selling, general and administrative expenses.

Marketing and advertising expenses as a percentage of total revenues increased from 2.7% in 2003 to 2.8% in 2004.

Bad Debt Expense (Recovery)
Bad debt expense (recovery) decreased 166.5% to ($397,000) in 2004. The 2004 decrease is primarily due to realization of approximately $1.2 million of the MCI credit through a reduction to bad debt expense in 2004, as further discussed in the "Long Distance Service Overview" above.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased 16.7% to $15.8 million in 2004. The increase is primarily attributed to our $45.8 million investment in equipment and facilities placed into service during 2003 for which a full year of depreciation will be recorded in 2004, and the $7.0 million investment in equipment and facilities placed into service during 2004 for which a partial year of depreciation will be recorded in 2004.

Other Expense, Net
Other expense, net of other income, increased 60.7% to $16.2 million in 2004. The increase is primarily due to the following:

     o In 2004 we paid redemption premiums totaling $6.1 million to redeem our old Senior Notes, and
     o As a result of redeeming our old Senior Notes in 2004 we recognized $2.3 million in unamortized old Senior Notes fee expense.

Partially offsetting the increases described above was a $2.3 million decrease in interest expense in 2004 on our new Senior Credit Facility due to a decrease in the average outstanding balance owed and a decreased interest rate as compared to 2003.

Income Tax Expense
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity and balances.

Income tax expense was $1.3 million in 2004 and $2.3 million in 2003. The change was due to decreased net income before income taxes and cumulative effect of a change in accounting principle in 2004 as compared to 2003. Our effective income tax rate decreased from 42.4% in 2003 to 40.5% in 2004 due to the decreasing proportion of items that are nondeductible for income tax purposes in 2004.

At March 31, 2004, we have (1) tax net operating loss carryforwards of approximately $188.6 million that will begin expiring in 2005 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 38% to 41% in 2004.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," and recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000.

Liquidity and Capital Resources

Cash flows from operating activities totaled $14.8 million in 2004 as compared to $14.3 million in 2003. The 2004 increase is primarily due to increased cash flow from all of our reportable segments and All Other Services partially off-set by a $4.3 million payment of our company-wide success sharing bonus in 2004 and a $2.3 million refund in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements..

Other sources of cash during 2004 include $245.7 million from the issuance of our new Senior Notes and a $10.0 million draw under the revolving credit portion of our new Senior Credit Facility. Uses of cash during 2004 included expenditures of $25.2 million for property and equipment, including construction in progress, the $180.0 million repayment of our old Senior Notes, the $53.8 million repayment of the term and revolving credit portions of our new Senior Credit Facility, payment of $6.4 million in fees associated with the new Senior Notes and new Senior Credit Facility, and payment of redemption premiums totaling $6.1 million to redeem our old Senior Notes.

Net receivables decreased $6.2 million from December 31, 2003 to March 31, 2004 primarily due to the February 2004 receipt of $5.6 million on a trade receivable for broadband services provided to hospitals and health clinics.

Working capital totaled $13.4 million at March 31, 2004, a $11.3 million increase as compared to $2.1 million at December 31, 2003. The increase is primarily due to the January 2004 draw on our new Senior Credit Facility which we used to fund our old Senior Notes interest payment in February 2004.

In February 2004 GCI, Inc. sold $250 million in aggregate principal amount of senior debt securities due in 2014. The new Senior Notes are an unsecured senior obligation. We pay interest of 7.25% on the new Senior Notes. The new Senior Notes were sold at a discount of $4.3 million. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the life of the new Senior Notes.

The net proceeds of the offering were primarily used to repay our existing $180.0 million 9.75% Senior Notes and to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our new Senior Credit Facility. Semi-annual interest payments of approximately $9.1 million will be due beginning August 15, 2004. In connection with the issuance, we paid fees and other expenses of approximately $6.3 million which are being amortized over the life of the new Senior Notes.

The new Senior Notes were offered only to qualified institutional buyers pursuant to exemptions from registration under the Securities Act. The new Senior Notes have not been registered under the Securities Act and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We plan to register our new Senior Notes during the second quarter of 2004.

The new Senior Notes are not redeemable prior to February 15, 2009. At any time on or after February 15, 2009, the new Senior Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

          If redeemed during the twelve month period
          commencing February 1 of the year indicated:         Redemption Price
          ---------------------------------------------------- -----------------
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

We conducted a Consent Solicitation and Tender Offer for the old Senior Notes. Through February 13, 2004 we accepted for payment $114.6 million principal amount of notes which were validly tendered. Such notes accepted for payment received additional consideration as follows:

     o $4.0 million based upon a payment of $1,035 per $1,000 principal amount, consisting of the purchase price of $1,025 per $1,000 principal amount and the consent payment of $10 per $1,000 principal amount, and
     o   $497,000 in accrued and unpaid interest through February 16, 2004.

The remaining principal amount of $65.4 million was redeemed on March 18, 2004 for additional consideration as follows:

     o $2.1 million based upon a payment of $1,032.50 per $1,000 principal amount, and
     o   $833,000 in accrued and unpaid interest through March 18, 2004.

The total redemption cost was $186.1 million. The premium to redeem our old Senior Notes was $6.1 million (excluding interest cost of $1.3 million) and was recognized as a component of Other Income (Expense) during the three months ended March 31, 2004.

Compliance with the redemption notice requirements in the Indenture resulted in a delay before final payment of some of the old Senior Notes. As a result of such delay, our total debt increased during the overlap period between the redemption of the old Senior Notes and the issuance of the new Senior Notes making us out of compliance with Section 6.11 of our Credit, Guaranty, Security and Pledge Agreement, dated as of October 30, 2003. We received a waiver from compliance with Section 6.11 until April 30, 2004. After the final redemption payment on March 18, 2004 we were in compliance with Section 6.11.

In January 2004 we drew $10.0 million under the revolving portion of our new Senior Credit facility. Our ability to draw down on the revolver portion of our new Senior Credit Facility could be diminished if we are not in compliance with all new Senior Credit Facility covenants or have a material adverse change at the date of the request for the draw. In February 2004 we used a portion of the proceeds from the issuance of our new Senior Notes to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our new Senior Credit Facility.

We were in compliance with all loan covenants at March 31, 2004.

Our expenditures for property and equipment, including construction in progress, totaled $25.2 million and $6.5 million during 2004 and 2003, respectively. Our capital expenditures requirements in excess of approximately $25 million per year, excluding the new fiber optic cable system construction costs, are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2004 expenditures for property and equipment for our core operations, including construction in progress and excluding the new fiber optic cable system construction costs and other special projects described below, to total $45 million to $55 million, depending on available opportunities and the amount of cash flow we generate during 2004.

We are constructing a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. The 1,544-statute mile cable system has a total design capacity of 960 Gigabits per second access speed and is planned to be operational in May 2004. The cable will complement our existing fiber optic cable system between Whittier, Alaska and Seattle, Washington. The two cables will provide physically diverse backup to each other in the event of an outage. We expect to fund construction costs that are expected to total approximately $50 million through our operating cash flows and, to the extent necessary, with draws on our new Senior Credit Facility. During 2004 our capital expenditures for this project have totaled approximately $10.3 million and from inception have totaled $28.4 million, most of which have been funded through our operating cash flows.

Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementing our existing network backup facilities, continuing development of our PCS network to meet the requirements of our license, continuing deployment of DLPS, upgrades to our cable television plant, and potential development of a wireless network.

In April 2004 we successfully launched our DLPS service delivery method. To ensure the necessary equipment is available to us we have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters. The agreement has a remaining outstanding commitment at March 31, 2004 of $17.4 million.

A migration of MCI's or Sprint's traffic off our network without it being replaced by other common carriers that interconnect with our network could have a materially adverse impact on our financial position, results of operations and liquidity.

The long-distance, local access, cable, Internet and wireless services industries continue to experience substantial competition, regulatory uncertainty, and continuing technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive and regulatory environment and by our ability to fund and implement new or enhanced technologies. We are unable to determine how competition, economic conditions, and regulatory and technological changes will affect our ability to obtain financing under acceptable terms and conditions.

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

Those policies considered to be critical accounting policies for the three months ended March 31, 2004 are described below.

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

     o We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141, "Business Combinations." Goodwill and indefinite-lived assets such as our cable segment franchise agreements are no longer amortized but are subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of the applicability of quoted market prices in active markets and, if quoted market prices are not available and/or are not applicable, how the acquired asset will perform in the future using a discounted cash flow analysis. Estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates. In assessing the fair value of goodwill and other intangibles, we may consider other information to validate the reasonableness of our valuations including third-party assessments. These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets. Because of the significance of the identified intangible assets and goodwill to our consolidated balance sheet, the annual impairment analysis will be critical. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated financial position, results of operations or liquidity. Refer to note 3 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements" for additional information regarding intangible assets.

     o We estimate unbilled long-distance services segment cost of sales and services based upon minutes of use carried through our network and established rates. We estimate unbilled costs for new circuits and services, and when network changes occur that result in traffic routing changes or a change in carriers. Carriers that provide service to us regularly change their networks which can lead to new, revised or corrected billings. Such estimates are revised or removed when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. Revisions to previous estimates could either increase or decrease costs in the year in which the estimate is revised which could have a material effect on our consolidated financial condition and results of operations.

     o GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity and balances. Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $78.6 million associated with income tax net operating losses that were generated from 1990 to 2004, and that expire from 2005 to 2023. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of March 31, 2004 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Polices related to revenue recognition and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters, including but not limited to the requirement to account for the fair value of stock options as compensation expense, are among topics currently under reexamination by accounting standards setters and regulators. With the exception of accounting for the cost of stock options, no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 in the "Notes to Consolidated Financial Statements" included in our December 31, 2003 Form 10-K. A condensed discussion of our significant accounting policies can be found in note 1 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements."

Geographic Concentration and the Alaska Economy

We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues. In fiscal 2003 the State's actual results indicate that Alaska's oil revenues, federal funding and investment revenues supplied 36%, 30% and 21%, respectively, of the state's total revenues. In fiscal 2004 state economists forecast that Alaska's oil revenues, federal funding and investment revenues will supply 23%, 25% and 44%, respectively, of the state's total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of
0.991 million barrels produced per day in fiscal 2003. The state forecasts the production rate to decline from 0.985 million barrels produced per day in fiscal 2004 to 0.843 million barrels produced per day in fiscal 2015.

Market prices for North Slope oil averaged $28.15 in fiscal 2003 and are forecasted to average $31.13 in fiscal 2004. The closing price per barrel was $36.12 on April 19, 2004. To the extent that actual oil prices vary materially from the state's projected prices the state's projected revenues and deficits will change. When the price of oil is greater than $23.00 per barrel, every $1 change in the price per barrel of oil is forecasted to result in a $40.0 to $70.0 million change in the state's fiscal 2004 revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2008. The date the Constitutional Budget Reserve Fund is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to pursue cost cutting and revenue enhancing measures.

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

Deployment of a natural gas pipeline from the State of Alaska's North Slope to the Lower 48 States has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska's revenues and the Alaska economy. In January 2004, two competing groups submitted applications to the State of Alaska to negotiate tax and other financial terms for the construction of a natural gas pipeline. One of the groups has since abandoned their plan to build a natural gas pipeline. In April 2004, the State of Alaska and TransCanada Corporation signed a memorandum of understanding which could lead to the construction of a natural gas pipeline. The governor of the State of Alaska and certain natural gas transportation companies continue to support a natural gas pipeline from Alaska's North Slope by trying to reduce the project's costs and by advocating for federal tax incentives to further reduce the project's costs.

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

Seasonality

Long-distance revenues (primarily those derived from our other common carrier customers) have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable television revenues are higher in the winter months because consumers spend more time at home and tend to watch more television during these months. Local access and Internet services do not exhibit significant seasonality. Our ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with our certain known contractual obligations as of December 31, 2003, the date of our most recent fiscal year-end balance sheet. Our schedule of certain known contractual obligations has been updated to reflect our issuance of new Senior Notes and redemption of our old Senior Notes.

                                                                   Payments Due by Period
                                               ---------------------------------------------------------------
                                                                                                     More
                                                             Less than 1   1 to 3      4 to 5        Than 5
                                                   Total         Year      Years       Years         Years
                                               ------------- ----------- ---------- ------------ -------------
                                                                   (Amounts in thousands)
   Long-term debt                             $   366,914          ---     32,168      89,002       245,744
   Interest on long-term debt                     190,026       17,838     36,250      36,250        99,688
   Capital lease obligations, including
    interest                                       61,902        8,448     19,201      15,775        18,478
   Operating lease commitments                     69,473       12,357     20,787      13,230        23,099
   Purchase obligations                            71,038       45,024     20,303       5,711           ---
                                               ------------- ----------- ---------- ------------ -------------
     Total contractual obligations            $   759,353       83,667    128,709     159,968       387,009
                                               ============= =========== ========== ============ =============

For long-term debt included in the above table, we have included principal payments on our new Senior Credit Facility and on our new Senior Notes. Interest on amounts outstanding under our new Senior Credit Facility is based on variable rates and therefore the amount is not determinable. Our old Senior Notes required semi-annual interest payments of approximately $8.8 million through February 2004, after which they were repaid using funds from the issuance of our new Senior Notes. Our new Senior Notes require semi-annual interest payments of approximately $9.1 million through February 2014. For a discussion of our long-term debt, including the redemption of our old Senior Notes, issuance of new Senior Notes and the use of proceeds from the issuance of new Senior Notes to pay down our new

Senior Credit Facility, see note 5 to the accompanying "Notes to Interim Condensed Consolidated Financial Statements."

For a discussion of our capital and operating leases, see note 16 to the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2003 Form 10-K.

Purchase obligations at December 31, 2003 are further described in note 16 to the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2003 Form 10-K and include the following:

     o The remaining construction commitment for our fiber optic cable system of $17.6 million,
     o   The remaining DLPS equipment purchase commitment of $17.4 million, and
     o The remaining $16.0 million commitment for our Alaska Airlines agreement.

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

Our new Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. On September 21, 2001, we entered into an interest rate swap agreement to convert $25.0 million of variable interest rate debt to 3.98% fixed rate debt plus applicable margin. As of March 31, 2004, we have borrowed $121.2 million of which $96.2 million is subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $962,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of March 31, 2004, we have borrowed $43.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $432,000 in additional gross interest cost on an annualized basis.

PART I.
ITEM 4.
                             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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


PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which we are a party is included in note 7 to the accompanying "Notes to Interim Condensed Consolidated Financial Statements" and is incorporated herein by reference.

PART II.
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

                       Exhibit No.                                        Description
                    --------------------------------------------------------------------------------------------------------
                        10.116        Audit Committee Charter (filed as Appendix I to the Company's Proxy Statement dated
                                        April 30, 2004)
                        10.117        Nominating and Corporate Governance Committee Charter
                        10.118        Code Of Business Conduct and Ethics
                        31            Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                                      302 of the Sarbanes-Oxley Act of 2002
                        32            Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                                      906 of the Sarbanes-Oxley Act of 2002

               (b) Reports on Form 8-K filed during the quarter ended March 31,
                   2004 - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GCI, INC.

              Signature                                        Title                                 Date
-------------------------------------       ------------------------------------------       -------------------
/s/                                         President and Director                               May 3, 2004
-------------------------------------       (Principal Executive Officer)                    -------------------
Ronald A. Duncan

/s/                                         Vice President and Director                          May 3, 2004
-------------------------------------                                                        -------------------
G. Wilson Hughes

/s/                                         Secretary, Treasurer and Director                    May 3, 2004
-------------------------------------       (Principal Financial and Accounting              -------------------
John M. Lowber                              Officer)