Form 10-Q
period 2004-06-30
GCI INC
filed 2004-08-13
CIK 75679

As filed with the Securities and Exchange Commission on August 13, 2004

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

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No X .

                                    GCI, INC.

            A WHOLLY-OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS
                                                                                                       Page No.
                                                                                                       --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of June 30, 2004
                       (unaudited) and December 31, 2003..................................................6

                    Consolidated Statements of Income for the
                       three and six months ended June 30, 2004
                       (unaudited) and 2003 (unaudited)...................................................8

                    Consolidated Statements of Stockholder's Equity
                       for the six months ended June 30, 2004
                       (unaudited) and 2003 (unaudited)...................................................9

                    Consolidated Statements of Cash Flows for the six
                       months ended June 30, 2004 (unaudited)
                       and 2003 (unaudited)...............................................................10

                    Notes to Interim Condensed Consolidated Financial
                       Statements.........................................................................11

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................24

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................53

         Item 4.    Controls and Procedures...............................................................53

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................54

         Item 4.    Submission of Matters to a Vote of Security Holders...................................54

         Item 6.    Exhibits and Reports on Form 8-K......................................................55

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................56

            Cautionary Statement Regarding Forward-Looking Statements


You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission ("SEC"). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "project," or "continue" or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by The Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include but are not limited to those identified below and those further described in Part I, Item 1. Factors That May Affect Our Business and Future Results of our annual report on Form 10-K for the year ended December 31, 2003.

     o Material adverse changes in the economic conditions in the markets we serve and in general economic conditions, including the continuing impact of the following on the communications industry: high levels of competition in the long-distance market resulting in pressures to reduce prices; an oversupply of long-haul capacity; excessive debt loads; and several high-profile company failures and potentially fraudulent accounting practices by some companies;
     o The efficacy of laws enacted by Congress and the State of Alaska legislature; rules and regulations to be adopted by the Federal Communications Commission ("FCC") and state public regulatory agencies to implement the provisions of the Telecommunications Act of 1996 ("1996 Telecom Act"); the outcome of litigation relative thereto; and the impact of regulatory changes relating to access reform;
     o Our responses to competitive products, services and pricing, including pricing pressures, technological developments, alternative routing developments, and the ability to offer combined service packages that include long-distance, local, cable and Internet services;
     o The extent and pace at which different competitive environments develop for each segment of our business;
     o The extent and duration for which competitors from each segment of the communications industries are able to offer combined or full service packages prior to our being able to do so;
     o The degree to which we experience material competitive impacts to our traditional service offerings prior to achieving adequate local service entry;
     o Competitor responses to our products and services and overall market acceptance of such products and services;
     o The outcome of our negotiations with Incumbent Local Exchange Carriers ("ILECs") and state regulatory arbitrations and approvals with respect to interconnection agreements;

     o Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
     o Success and market acceptance for new initiatives, many of which are untested;
     o The level and timing of the growth and profitability of existing and new initiatives, particularly yellow page directories, local telephone services expansion including deploying digital local phone service ("DLPS") and wireless services;
     o Start-up costs associated with entering new markets, including advertising and promotional efforts;
     o Risks relating to the operations of new systems and technologies and applications to support new initiatives;
     o   Local conditions and obstacles;
     o The impact on our industry and indirectly on us of oversupply of capacity resulting from excessive deployment of network capacity in certain markets we do not serve;
     o Uncertainties inherent in new business strategies, new product launches and development plans, including local telephone services, wireless services, and yellow page directories, and the offering of these services in geographic areas with which we are unfamiliar;
     o The risks associated with technological requirements, technology substitution and changes and other technological developments;
     o   Prolonged service interruptions which could affect our business;
     o Development and financing of communications, local telephone, wireless, Internet and cable networks and services;
     o Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
     o   Availability of qualified personnel;
     o Changes in, or failure, or inability, to comply with, government regulations, including, without limitation, regulations of the FCC, the Regulatory Commission of Alaska ("RCA"), the SEC, and adverse outcomes from regulatory proceedings;
     o   Changes in regulations governing unbundled network elements ("UNEs");
     o Uncertainties in federal military spending levels and military base closures in markets in which we operate;
     o The ongoing global and domestic trend towards consolidation in the communications industry, which may result in our competitors being larger and better financed, and provide these competitors with extensive resources and greater geographic reach, allowing them to compete more effectively;
     o Any continuing financial, credit and economic impacts of the MCI, Inc. ("MCI") bankruptcy filing on the industry in general and on us in particular;
     o   The success of MCI's emergence from bankruptcy protection,
     o A migration of MCI's or Sprint Corporation's ("Sprint") traffic off our network without it being replaced by other common carriers that interconnect with our network;
     o The effect on us of pricing pressures, new program offerings and market consolidation in the markets served by our significant customers, MCI and Sprint;
     o The effect on us of industry consolidation including the potential acquisition of one or more of our large wholesale customers by a company with commercial relationships with other providers;

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                    GCI, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)                                                                      (Unaudited)
                                                                                              June 30,          December 31,
                            ASSETS                                                              2004               2003
------------------------------------------------------------------------------------     ----------------- -------------------
Current assets:
  Cash and cash equivalents                                                             $       4,041             10,435
                                                                                         ----------------- -------------------

  Receivables                                                                                  73,407             70,235
  Less allowance for doubtful receivables                                                       2,034              1,954
                                                                                         ----------------- -------------------
     Net receivables                                                                           71,373             68,281

  Deferred income taxes, net                                                                    6,260              7,195
  Prepaid and other current assets                                                              4,898             12,159
  Inventories                                                                                   1,595              1,513
  Property held for sale                                                                        1,253              2,173
  Notes receivable from related parties                                                         1,197              1,885
                                                                                         ----------------- -------------------
     Total current assets                                                                      90,617            103,641
                                                                                         ----------------- -------------------

Property and equipment in service, net of depreciation                                        419,098            369,039
Construction in progress                                                                       16,512             33,618
                                                                                         ----------------- -------------------
     Net property and equipment                                                               435,610            402,657
                                                                                         ----------------- -------------------

Cable certificates                                                                            191,241            191,241
Goodwill                                                                                       41,972             41,972
Other intangible assets, net of amortization of $1,960 and $1,656 at June 30, 2004
  and December 31, 2003, respectively                                                           4,534              3,895
Deferred loan and senior notes costs, net of amortization of $1,826 and $5,308 at
  June 30, 2004 and December 31, 2003, respectively                                             9,350              5,757
Notes receivable from related parties                                                           4,370              4,281
Other assets                                                                                    8,919              9,576
                                                                                         ----------------- -------------------
     Total other assets                                                                       260,386            256,722
                                                                                         ----------------- -------------------
       Total assets                                                                     $     786,613            763,020
                                                                                         ================= ===================

See accompanying notes to interim condensed consolidated financial statements.

                                       6                             (Continued)

                                              GCI, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                     (Continued)
(Amounts in thousands)                                                                       (Unaudited)
                                                                                               June 30,        December 31,
   LIABILITIES AND STOCKHOLDER'S EQUITY                                                         2004               2003
------------------------------------------------------------------------------------     ----------------- -------------------
Current liabilities:
  Current maturities of obligations under capital leases                                 $      6,318              5,139
  Accounts payable                                                                             27,367             34,133
  Deferred revenue                                                                             14,744             21,275
  Accrued payroll and payroll related obligations                                              14,316             17,545
  Due to related party                                                                          7,731              6,258
  Accrued liabilities                                                                           7,595              7,933
  Accrued interest                                                                              6,843              8,645
  Subscriber deposits                                                                             518                651
                                                                                         ----------------- -------------------
    Total current liabilities                                                                  85,432            101,579

Long-term debt                                                                                371,986            345,000
Obligations under capital leases, excluding current maturities                                 35,802             38,959
Obligation under capital lease due to related party, excluding current maturity                   688                677
Deferred income taxes, net of deferred income tax benefit                                      29,318             24,168
Other liabilities                                                                               6,599              6,366
                                                                                         ----------------- -------------------
    Total liabilities                                                                         529,825            516,749
                                                                                         ----------------- -------------------

Stockholder's equity:
  Class A common stock.  Authorized 10 shares; issued 0.01 shares
   at June 30, 2004 and December 31, 2003                                                     206,622            206,622
 Paid-in capital                                                                               45,557             44,904
 Retained earnings (deficit)                                                                    4,703             (4,947)
 Accumulated other comprehensive loss                                                             (94)              (308)
                                                                                         ----------------- -------------------

    Total stockholder's equity                                                                256,788            246,271
                                                                                         ----------------- -------------------
Commitments and contingencies

    Total liabilities and stockholder's equity                                          $     786,613            763,020
                                                                                         ================= ===================

See accompanying notes to interim condensed consolidated financial statements.

                                                   GCI, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)
                                                               Three Months Ended               Six Months Ended
                                                                     June 30,                        June 30,
(Amounts in thousands)                                          2004        2003               2004           2003
                                                          ------------- -------------    --------------- --------------
Revenues                                                 $    103,786       95,939           212,702        188,716

Cost of goods sold (exclusive of depreciation,
  amortization and accretion shown separately below)           33,257       30,071            72,002         60,319
Selling, general and administrative expenses                   36,102       34,294            71,506         67,287
Bad debt expense (recovery)                                      (487)         802              (884)         1,399
Depreciation, amortization and accretion expense               15,704       12,800            31,462         26,301
                                                          ------------- -------------    --------------- --------------
     Operating income                                          19,210       17,972            38,616         33,410
                                                          ------------- -------------    --------------- --------------

Other income (expense):
   Interest expense                                            (6,036)      (9,138)          (13,553)       (18,292)
   Loss on early extinguishment of debt                           ---          ---            (6,136)           ---
   Amortization and write-off of loan and senior
     notes fees                                                  (387)        (625)           (3,014)        (1,698)
   Interest income                                                 79          165               187            331
                                                          ------------- -------------    --------------- --------------
     Other expense, net                                        (6,344)      (9,598)          (22,516)       (19,659)
                                                          ------------- -------------    --------------- --------------

     Net income before income taxes and cumulative
       effect of a change in accounting principle              12,866        8,374            16,100         13,751

Income tax expense                                              5,141        3,564             6,450          5,846
                                                          ------------- -------------    --------------- --------------

     Net income (loss) before cumulative effect of a
       change in accounting principle                           7,725        4,810             9,650          7,905


Cumulative effect of a change in accounting
   principle, net of income tax benefit of $367                   ---          ---               ---           (544)
                                                          ------------- -------------    --------------- --------------
     Net income                                          $      7,725        4,810             9,650          7,361
                                                          ============= =============    =============== ==============

See accompanying notes to interim condensed consolidated financial statements.

                                                        GCI, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                  SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                                (Unaudited)
                                                        Shares of                                         Accumulated
                                                         Class A      Class A                Retained        Other
                                                         Common        Common      Paid-in   Earnings     Comprehensive
(Amounts in thousands, except share amounts)              Stock        Stock       Capital   (Deficit)        Loss          Total
                                                       -----------------------------------------------------------------------------
Balances at December 31, 2002                              100      $ 206,622       44,904    (20,489)        (540)        230,497
Components of comprehensive income:
  Net income                                               ---            ---          ---      7,361          ---           7,361
  Change in fair value of cash flow hedge, net of
     change in income tax benefit of $105                  ---            ---          ---        ---           13              13
                                                                                                                         -----------
      Comprehensive income                                                                                                   7,374
Contribution to General Communication, Inc.                ---            ---         (757)       ---          ---            (757)
                                                       -----------------------------------------------------------------------------
Balances at June 30, 2003                                  100      $ 206,622       44,147    (13,128)        (527)        237,114
                                                       =============================================================================

Balances at December 31, 2003                              100      $ 206,622       44,904     (4,947)        (308)        246,271
  Net income                                               ---            ---          ---      9,650          ---           9,650
  Change in fair value of cash flow hedge, net of
     change in income tax effect of $83                    ---            ---          ---        ---          214             214
                                                                                                                         -----------
      Comprehensive income                                                                                                   9,864
Contribution from General Communication, Inc.              ---            ---          653        ---          ---             653
                                                       -----------------------------------------------------------------------------
Balances at June 30, 2004                                  100      $ 206,622        45,557      4,703          (94)        256,788
                                                       =============================================================================

 See accompanying notes to interim condensed consolidated financial statements.

                                                GCI, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          SIX MONTHS ended JUNE 30, 2004 AND 2003
                                                      (Unaudited)
(Amounts in thousands)                                                                     2004              2003
                                                                                      --------------    -------------
Cash flows from operating activities:
   Net income                                                                        $     9,650             7,361
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion expense                                     31,462            26,301
     Loss on early extinguishment of debt                                                  6,136               ---
     Deferred income tax expense                                                           6,420             5,846
     Amortization and write-off of loan and senior notes fees                              3,014             1,698
     Compensatory stock options                                                              152               269
     Bad debt expense (recovery), net of write-offs                                           80              (488)
     Deferred compensation                                                                   332               298
     Cumulative effect of a change in accounting principle, net                              ---               544
     Other noncash income and expense items                                                  338              (254)
     Change in operating assets and liabilities                                          (13,166)           (9,702)
                                                                                      --------------    -------------
       Net cash provided by operating activities                                          44,418            31,873
                                                                                      --------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment, including construction period interest           (64,147)          (17,375)
   Proceeds from sales of assets                                                             859               ---
   Purchases of other assets and intangible assets                                        (1,032)           (1,124)
   Refund of deposit                                                                         699               ---
   Payments received on notes receivable from related parties                                786                22
   Additions to property held for sale                                                      (158)              ---
   Notes receivable issued to related parties                                                (27)              (48)
                                                                                      --------------    -------------
       Net cash used in investing activities                                             (63,020)          (18,525)
                                                                                      --------------    -------------

Cash flows from financing activities:
   Issuance of new Senior Notes                                                          245,720               ---
   Repayment of old Senior Notes                                                        (180,000)              ---
   Borrowing on Senior Credit Facility                                                    15,000               ---
   Repayment of Senior Credit Facility                                                   (53,832)           (2,700)
   Repayments of capital lease obligations                                                (1,967)             (947)
   Payment of debt issuance costs                                                         (6,607)           (2,575)
   Payment of bond call premiums                                                          (6,136)              ---
   Contribution (to) from General Communication, Inc.                                         30            (1,089)
                                                                                      --------------    -------------
       Net cash provided by (used in) financing activities                                12,208            (7,311)
                                                                                      --------------    -------------
       Net increase (decrease) in cash and cash equivalents                               (6,394)            6,037
       Cash and cash equivalents at beginning of period                                   10,435            11,940
                                                                                      --------------    -------------
       Cash and cash equivalents at end of period                                    $     4,041            17,977
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

       (a)   Business
             We offer the following services:
             o Long-distance telephone service between Alaska and the remaining United States and foreign countries,
             o   Cable television services throughout Alaska,
             o Facilities-based competitive local access services in Anchorage, Fairbanks and Juneau, Alaska,
             o   Internet access services,
             o Origination and termination of traffic in Alaska for certain common carriers,
             o   Private line and private network services,
             o   Managed services to certain commercial customers,
             o Broadband services, including our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics,
             o Sales and service of dedicated communications systems and related equipment,
             o Lease and sales of capacity on an undersea fiber optic cable system used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services between Alaska and the remaining United States and foreign countries, and
             o Distribution of a white and yellow pages directory to residential and business customers in Anchorage and an on-line directory product

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

       (d)   Asset Retirement Obligations
             Upon adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000, during the six months ended June 30, 2003.

             Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at June 30, 2004 and 2003 (amounts in thousands):

                    Balance at December 31, 2002                    $    ---
                    Liability recognized upon adoption of SFAS
                      No. 143                                          1,565
                    Accretion expense for the six months ended
                      June 30, 2003                                       64
                                                                     --------
                         Balance at June 30, 2003                   $  1,629
                                                                     ========

                    Balance at December 31, 2003                    $  2,005
                    Accretion expense for the six months ended
                      June 30, 2004                                       97
                    Other                                                (43)
                                                                     --------
                         Balance at June 30, 2004                   $  2,059
                                                                     ========

        (e)  Stock Option Plan
             At June 30, 2004, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS No. 148.

                                       12                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Stock-based employee compensation cost is reflected over the options' vesting period of generally five years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income for the three and six months ended June 30, 2004 and 2003, if we had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands):

                                                            Three Months Ended           Six Months Ended
                                                                  June 30,                   June 30,
                                                        -------------------------    ------------------------
                                                            2004           2003         2004          2003
                                                        -----------    ----------    ---------    -----------
                Net income, as reported                $   7,725          4,810        9,650         7,361
                Total stock-based employee
                 compensation expense included in
                 reported net income, net of related
                 tax effects                                  44             91           89           159
                Total stock-based employee
                 compensation expense under the
                 fair-value based method for all
                 awards, net of related tax effects         (484)          (451)      (1,040)         (925)
                                                        -----------    ----------    ---------    -----------
                   Pro forma net income                $   7,285          4,450        8,699         6,595
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

                                       13                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       (g)   Reclassifications
             Reclassifications have been made to the 2003 financial statements to make them comparable with the 2004 presentation.

(2) Consolidated Statements of Cash Flows Supplemental Disclosures Changes in operating assets and liabilities consist of (amounts in thousands):

             Six month periods ended June 30,                                  2004           2003
                                                                           ------------   ------------
              Increase in accounts receivable                             $   (3,172)        (6,894)
              Increase in inventories                                            (82)            (8)
              (Increase) decrease in prepaid and other current assets          7,261           (767)
              Decrease in accounts payable                                    (6,766)        (4,379)
              Decrease in deferred revenues                                   (6,531)          (196)
              Increase (decrease) in accrued payroll and payroll
                 related obligations                                          (3,229)         2,112
              Increase in due to related party                                 1,473            233
              Increase (decrease) in accrued interest                         (1,802)            62
              Increase (decrease) in accrued liabilities                         (26)           224
              Decrease in subscriber deposits                                   (133)          (130)
              Increase (decrease) in components of other long-term
                 liabilities                                                    (159)            41
                                                                           ------------   ------------
                                                                          $  (13,166)        (9,702)
                                                                           ============   ============

       We paid interest totaling approximately $16,408,000 and $18,230,000 during the six months ended June 30, 2004 and 2003, respectively. We capitalized interest of approximately $1,053,000 and $0 during the six months ended June 30, 2004 and 2003, respectively.

 (3)   Intangible Assets
       Cable certificates are allocated to our cable services segment. Goodwill of approximately $41.0 million is allocated to the cable services segment and approximately $1.0 million is allocated to the long-distance services segment.

       Amortization expense for amortizable intangible assets was as follows:

                                                   Three Months Ended            Six Months Ended
                                                       June 30,                      June 30,
                                                   2004          2003            2004         2003
                                               -------------- -----------    ------------- -----------
             Amortization expense             $     191           132             351          332
                                               ============== ===========    ============= ===========

                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

                 Years Ending
                 December 31,
                 ------------
                   2004       $  789
                   2005          713
                   2006          708
                   2007          646
                   2008          396

       No indicators of impairment have occurred since the impairment testing was performed as of December 31, 2003.

(4)    MCI Settlement and Release Agreement
       On July 21, 2002 MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. On July 22, 2003, the United States Bankruptcy Court approved a settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. MCI emerged from bankruptcy protection on April 20, 2004.The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million ("MCI credit") which we have used and will continue to use as a credit against amounts payable for services purchased from MCI.

       After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. Uncertainties exist with respect to the potential realization and the timing of our utilization of the MCI credit. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, will recognize a reduction of bad debt expense as services are provided by MCI and the credit is realized. The use of the credit is recorded as a reduction of bad debt expense. We have realized the following amounts of the MCI credit against amounts payable for services received from MCI (amounts in thousands):

                                                   Three Months Ended            Six Months Ended
                                                        June 30,                      June 30,
                                                   2004          2003            2004         2003
                                               -------------- -----------    ------------- -----------
             MCI credit realized              $   1,109           ---           2,296          ---
                                               ============== ===========    ============= ===========

       The remaining unused MCI credit totaled $5.6 million and $7.9 million at June 30, 2004 and December 31, 2003, respectively. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

(5)    Long-term Debt
       Draws on New Senior Credit Facility
       In January and May 2004 we drew $10.0 million and $5.0 million, respectively, under the revolving credit portion of our new Senior Credit Facility. The $10.0 million draw was re-paid in February 2004 from proceeds of our new Senior Notes offering discussed below.


                                       15                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Senior Notes Refinancing
       In February 2004 GCI, Inc. sold $250 million in aggregate principal amount of senior debt securities due in 2014 ("new Senior Notes"). The new Senior Notes are an unsecured senior obligation. We pay interest of 7.25% on the new Senior Notes. The new Senior Notes were sold at a discount of $4.3 million. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount of $4.2 million at June 30, 2004, which is being amortized to Interest Expense over the life of the new Senior Notes.

       The net proceeds of the offering were primarily used to repay our existing $180.0 million 9.75% Senior Notes ("old Senior Notes") and to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our new Senior Credit Facility. Semi-annual interest payments of approximately $9.1 million will be due beginning August 15, 2004. In connection with the issuance, we paid fees and other expenses of approximately $6.4 million which are being amortized over the life of the new Senior Notes.

       The new Senior Notes sold in February 2004 were offered only to qualified institutional buyers pursuant to exemptions from registration under the Securities Act. On July 7, 2004, GCI, Inc. commenced an offer to exchange the privately issued new Senior Notes for a like amount of new Senior Notes that have been registered under the Securities Act and have otherwise identical terms to the privately issued new Senior Notes (except for provisions relating to GCI, Inc.'s obligations to consummate the exchange offer). As of the expiration of the offer on August 5, 2004, of the $250 million in aggregate principal amount of new Senior Notes, $248.8 million have been tendered. The exchange offer is expected to close on August 11, 2004.

       The new Senior Notes are not redeemable prior to February 15, 2009. At any time on or after February 15, 2009, the new Senior Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

          If redeemed during the twelve month period
          commencing February 1 of the year indicated: Redemption Price
          -------------------------------------------- ----------------
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

       The total redemption cost was $186.1 million. The premium to redeem our old Senior Notes was $6.1 million (excluding interest cost of $1.3 million) and was recognized as a loss on early extinguishment of debt, a component of Other Income (Expense), during the six months ended June 30, 2004.

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


                                       17                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       New Senior Credit Facility Amendment
       On May 21, 2004 we amended our $220.0 million new Senior Credit Facility. The amendment reduces the interest rate on the $170.0 million term portion of the credit facility from LIBOR plus 3.25% to LIBOR plus 2.25%. The amendment reduces the interest rate on the $50.0 million revolving portion of the credit facility from LIBOR plus 3.25% to LIBOR plus a margin dependent upon our Total Leverage Ratio (as defined) as follows:

              Total Leverage Ratio
                  (as defined)            LIBOR Plus:
             ----------------------    -----------------
             >3.75                           2.50%
             -
             >3.25 but <3.75                 2.25%
             -
             >2.75 but <3.25                 2.00%
             -
             < 2.75                          1.75%

       The commitment fee we are required to pay on the unused portion of the commitment was amended as follows:

              Total Leverage Ratio
                  (as defined)           Commitment Fee
             ---------------------     ------------------
             >3.75                          0.625%
             -
             >3.25 but <3.75                0.50%
             -
             >2.75 but <3.25                0.50%
             -
             < 2.75                         0.375%

       Under certain circumstances the amendment allows for an increase in the term and revolving commitments not to exceed an aggregate commitment increase of $50.0 million. Any additional term and revolving credit facility commitments are payable in full on October 31, 2007.

       In connection with the May 21, 2004 amended Senior Credit Facility, we paid bank fees and other expenses of approximately $150,000 during the three and six months ended June 30, 2004.

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

         Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 35 communities and areas in Alaska,


                                       18                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

         including the state's four largest urban areas, Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Juneau. We offer digital cable television services in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai, Soldotna, Kodiak, Seward and Cordova and retail cable modem service (through our Internet services segment) in all of our locations in Alaska except Kotzebue.

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

       We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable system which transits international waters.


                                       19                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Summarized financial information for our reportable segments for the six months ended June 30, 2004 and 2003 follows (amounts in thousands):

                                                      Reportable Segments
                                     ---------------------------------------------------------
                                        Long-                Local                 Total
                                       Distance    Cable     Access   Internet   Reportable      All
                                       Services   Services  Services  Services    Segments      Other      Total
                                     -------------------------------------------------------------------------------
                   2004
       Revenues:
         Intersegment                $   6,888      1,232     4,550     1,696       14,366        372      14,738
         External                      104,560     50,033    23,010    12,923      190,526     22,176     212,702
                                     -------------------------------------------------------------------------------
            Total revenues           $ 111,448     51,265    27,560    14,619      204,892     22,548     227,440
                                     ===============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, accretion,
         net interest expense and
         income taxes                $  57,373     22,551       641     4,057       84,622    (14,544)     70,078
                                     ===============================================================================

       Operating income (loss)       $  44,021     13,181    (1,322)    2,194       58,074    (19,458)     38,616
                                     ===============================================================================

                   2003
       Revenues:
         Intersegment                $   7,251      1,258     5,015     6,382       19,906        372      20,278
         External                      100,056     47,310    17,671     9,380      174,417     14,299     188,716
                                     -------------------------------------------------------------------------------
            Total revenues           $ 107,307     48,568    22,686    15,762      194,323     14,671     208,994
                                     ===============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, accretion,
         net interest expense and
         income taxes                $  56,060     21,548    (2,351)    2,376       77,633    (17,922)     59,711
                                     ===============================================================================

       Operating income (loss)       $  46,303     12,486    (4,087)      676       55,378    (21,968)     33,410
                                     ===============================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

         Six months ended June 30,                                               2004             2003
                                                                            --------------- ---------------
         Reportable segment revenues                                       $   204,892          194,323
         Plus All Other revenues                                                22,548           14,671
         Less intersegment revenues eliminated in consolidation                 14,738           20,278
                                                                            --------------- ---------------
              Consolidated revenues                                        $   212,702          188,716
                                                                            =============== ===============


                                       20                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment earnings from operations before depreciation, amortization and accretion expense, net other expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Six months ended June 30,                                               2004             2003
                                                                            --------------  ---------------
         Reportable segment earnings from operations before
           depreciation, amortization and accretion expense, net other
           expense and income taxes                                        $    84,622           77,633
         Less All Other loss from operations before depreciation,
           amortization and accretion expense, net other expense and
           income taxes                                                         14,544           17,922
                                                                            --------------  ---------------
              Consolidated earnings from operations before
                depreciation, amortization and accretion expense, net
                other expense and income taxes                                  70,078           59,711
         Less depreciation, amortization and accretion expense                  31,462           26,301
                                                                            --------------  ---------------
              Consolidated operating income                                     38,616           33,410
         Less other expense, net                                                22,516           19,659
                                                                            --------------  ---------------
              Consolidated net income before income taxes and
                cumulative effect of a change in accounting principle      $    16,100           13,751
                                                                            ==============  ===============

       A reconciliation of reportable segment operating income to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Six months ended June 30,                                               2004             2003
                                                                            ---------------  --------------
         Reportable segment operating income                               $    58,074           55,378
         Less All Other operating loss                                          19,458           21,968
                                                                            ---------------  --------------
              Consolidated operating income                                     38,616           33,410
         Less other expense, net                                                22,516           19,659
                                                                            ---------------  --------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $    16,100           13,751
                                                                            ===============  ==============

(7)    Commitments and Contingencies

       Litigation and Disputes
       We are routinely involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business. While the ultimate results of these items cannot be predicted with certainty we do not expect at this time the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.

                                       21                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others
       Certain customers have guaranteed levels of service. In the event we are unable to provide the minimum service levels we may incur penalties or issue credits to customers.

       Fiber Optic Cable System Construction Commitment
       In June 2003 we began work on the construction of a fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington ("AULP West"). A consortium of companies was selected to design, engineer, manufacture and install the undersea fiber optic cable system and a contract was signed at a total cost to us of $35.2 million. In July 2004 we made our final payment on the contract.

       From inception through June 30, 2004 our capital expenditures for this project have totaled approximately $49.7 million, most of which was funded through our operating cash flows. We placed AULP West into service in June 2004.

       Fiber Optic Cable System Repair
       Our undersea fiber optic cable system connecting Whittier, Valdez and Juneau, Alaska and Seattle, Washington ("AULP East") began experiencing powering irregularities during the first quarter of 2004. We completed the repair of AULP East in July 2004 and expect the total repair costs to range between $400,000 and $500,000.

       Internal Revenue Service Examination
       GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity. Our United States income tax return for 2000 was selected for examination by the Internal Revenue Service during 2003. The examination was completed in July 2004 and did not have a material adverse effect on our financial position, results of operations or our liquidity.

       Our United States income tax return for 2001 was selected for examination by the Internal Revenue Service during 2004. The examination began during the second quarter of 2004. We believe this examination will not have a material adverse effect on our financial position, results of operations or our liquidity.

       Anchorage Unbundled Network Elements Arbitration
       In June 2004 the RCA issued an order in our arbitration to revise the rates, terms, and conditions that govern our access to unbundled network elements in Anchorage. The RCA's ruling set rates for numerous elements of Alaska Communications Systems Group, Inc.'s ("ACS") network, the most significant being the lease rate for local lines. The order increases the lease rate from $14.92 to $19.15 per line per month. We estimate the ruling will increase our local access services segment Cost of Goods Sold (exclusive of depreciation, amortization and accretion shown separately) by as much as approximately $1.6 million and $3.5 million during the years ended December 31, 2004 and 2005, respectively. We have filed a petition for reconsideration with the RCA. We cannot predict at this time the outcome of the petition for reconsideration.

                                       22                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Rural Exemption
       ACS, through subsidiary companies, provides local services in Fairbanks and Juneau, Alaska. These ACS subsidiaries are classified as Rural Telephone Companies under the 1996 Telecom Act, which entitles them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" is examined and discontinued by the RCA. An April 2004 proceeding to decide the matter of rural exemption was canceled upon our and ACS' joint settlement. The settlement agreement includes the following terms, among others:

           o ACS relinquishes all claims to exemptions from full local telephone competition in Fairbanks and Juneau,
           o New rates for unbundled loops in Fairbanks and Juneau will begin January 1, 2005. We estimate the agreed upon rates will increase our local services segment cost of sales and service approximately $600,000 to $700,000 during the year ended December 31, 2005,
           o Extension of existing interconnection agreements between ACS and us for Fairbanks and Juneau until January 1, 2008, and
           o Resolution of unbundled network element leasing issues for the Fairbanks and Juneau markets.


 (8)   Subsequent Event
       On August 3, 2004 Galaxy XR, our primary satellite used to provide voice, data and Internet services to our rural Alaska customers, experienced a failure of its secondary xenon ion propulsion system ("XIPS") that maintains the satellite's proper orbital position. The primary XIPS had previously failed in February 2004. The satellite is now using its backup bi-propellant thrusters to maintain its orbital position; which are a space flight proven technology. The failure of the primary and secondary XIPS had no impact on service to our customers. PanAmSat Corporation ("PanAmSat"), the owner and operator of Galaxy XR, believes there is sufficient bi-propellant fuel on board the spacecraft to continue normal operations until November 2007. The term of our Galaxy XR transponder purchase agreement extends through March 2012. PanAmSat intends to replace the satellite prior to its November 2007 estimated end-of-life. We purchased a warranty as part of the original agreement to cover a potential loss of this nature. We have an agreement in place that provides backup transponder capacity on Galaxy XIII in the event of a catastrophic failure of GXR. We do not believe failure of the primary and secondary XIPS systems will have a material adverse effect on our financial position, results of operations or our liquidity.

PART I.
ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our."

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to unbilled revenues, Cost of Goods Sold (exclusive of depreciation, amortization and accretion shown separately) ("Cost of Goods Sold") accruals, allowance for doubtful accounts, depreciation, amortization and accretion periods, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our "Cautionary Statement Regarding Forward-Looking Statements."

GCI, Inc. was incorporated in 1997 to affect the issuance of senior notes. GCI, Inc., a wholly-owned subsidiary of GCI, received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. Shares of GCI's Class A common stock are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol GNCMA. Shares of GCI's Class B common stock are traded on the Over-the-Counter market. Shares of GCI, Inc.'s common stock are not publicly traded.

General Overview

Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our revenues and expand our margins. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities. We funded the construction of a new fiber optic cable system through our operating cash flows and, to the extent necessary, with draws on our new Senior Credit Facility, as further discussed in Liquidity and Capital Resources in this report.

Results of Operations

The following table sets forth selected Statement of Income data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

                                                                      Percentage                             Percentage
                                                                      Change (1)                             Change (1)
                                              Three Months Ended         2004          Six Months Ended         2004
                                                   June 30,               vs.              June 30,              vs.
(Unaudited)                                   2004         2003          2003          2004        2003         2003
                                              ----         ----          ----          ----        ----         ----
Statement of Income Data:
  Revenues:
    Long-distance services segment            50.7%        53.8%          2.1%         49.2%       53.0%         4.5%
    Cable services segment                    24.3%        24.9%          5.5%         23.5%       25.1%         5.8%
    Local access services segment             10.8%         9.6%         21.3%         10.8%        9.4%        30.2%
    Internet services segment                  6.3%         5.0%         36.1%          6.1%        5.0%        37.8%
    All other                                  7.9%         6.7%         27.0%         10.4%        7.5%        55.1%
                                           --------------------------------------------------------------------------------
      Total revenues                         100.0%       100.0%          8.2%        100.0%      100.0%        12.7%
  Selling, general and administrative
    expenses                                  34.8%        35.8%          5.3%         33.6%       35.7%         6.3%
  Bad debt expense (recovery)                 (0.4%)        0.8%       (160.7%)        (0.4%)       0.7%      (163.2%)
  Depreciation, amortization and accretion
    expense                                   15.1%        13.3%         22.7%         14.8%       13.9%        19.6%
  Operating income                            18.5%        18.8%          6.9%         18.2%       17.7%        15.6%
  Net income before income taxes and
    cumulative effect of a change in
    accounting principle in 2003              12.4%         8.7%         53.6%          7.6%        7.3%        17.1%
  Net income before cumulative effect of a
    change in accounting principle in 2003     7.4%         5.0%         60.6%          4.5%        4.2%        22.1%
  Net income                                   7.4%         5.0%         60.6%          4.5%        3.9%        31.1%

                                                                      Percentage                             Percentage
                                                                      Change (1)                             Change (1)
                                              Three Months Ended         2004          Six Months Ended         2004
                                                   June 30,               vs.              June 30,              vs.
(Unaudited)                                   2004         2003          2003          2004        2003         2003
                                              ----         ----          ----          ----        ----         ----
Other Operating Data:
Long-distance services segment
   operating income (2)                       42.9%        45.9%         (4.6%)        42.1%       46.3%        (4.9%)
Cable services segment operating income (3)   27.1%        27.9%          2.4%         26.3%       26.4%         5.6%
Local access services segment operating
   loss (4)                                   (8.4%)      (25.6%)        60.1%         (5.7%)     (23.1%)       67.6%
Internet services segment operating
   income (5)                                 19.6%        32.2%        (16.9%)        17.0%        7.2%       224.4%

--------------------------
1  Percentage change in underlying data.
2 Computed by dividing total external long-distance services segment operating income by total external long-distance services segment revenues.
3 Computed by dividing total external cable services segment operating income by total external cable services segment revenues.
4 Computed by dividing total external local access services segment operating loss by total external local access services segment revenues.
5 Computed by dividing total external Internet services segment operating income by total external Internet services segment revenues.
--------------------------

Three Months Ended June 30, 2004 ("2004") Compared To Three Months Ended June 30, 2003 ("2003")

Overview of Revenues and Cost of Goods Sold
Total revenues increased 8.2% from $95.9 million in 2003 to $103.8 million in 2004. All of our segments and All Other Services contributed to the increase in total revenues. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 10.6% from $30.1 million in 2003 to $33.3 million in 2004. Our long-distance services, local access services and Internet services segments and All Other Services contributed to the increase in total Cost of Goods Sold, partially off-set by a decrease in cable services Cost of Goods Sold. See the discussion below for more information by segment.

Long-Distance Services Segment Overview
Long-distance services segment revenue in 2004 represented 50.7% of consolidated revenues. Our provision of interstate and intrastate long-distance services, private line and leased dedicated capacity services, and broadband services accounted for 93.4% of our total long-distance services segment revenues during 2004.

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

The initial term of our contract to provide interstate and intrastate long-distance services to Sprint ends in March 2007 with two one-year automatic extensions to March 2009. Contractual rate reductions occur annually through the end of the initial term of the contract. In June 2004 we amended the original agreement resulting in additional annual rate reductions beginning July 2004.

On July 21, 2002 MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. On July 22, 2003, the United States Bankruptcy Court approved a settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. MCI emerged from bankruptcy protection on April 20, 2004. The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million ("MCI credit") which we have used and will continue to use as a credit against amounts payable for services purchased from MCI.

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, are recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized. During 2004 and 2003 we realized approximately $1.1 million and $0, respectively, of the MCI credit against amounts payable for services received from MCI.

The remaining unused MCI credit totaled $5.6 million and $7.9 million at June 30, 2004 and December 31, 2003, respectively. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to MCI and Sprint by their customers. Pricing pressures, new program offerings, business failures, and market and business consolidations continue to evolve in the markets served by MCI and Sprint. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures. Additionally, a protracted economic malaise in the 48 contiguous states south of or below Alaska ("Lower 48 States") or a further disruption in the economy resulting from terrorist attacks and other attacks or acts of war could affect our carrier customers. We are unable to predict the effect on us of such changes, however given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 2.1% to $52.7 million in 2004. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                        2004              2003        Percentage Change
                                                                   --------------    -------------    -----------------
   Common carrier message telephone services                      $    21,318            22,975             (7.2%)
   Residential, commercial and governmental message telephone
     services                                                           9,713            10,183             (4.6%)
   Private line and private network services                           10,669             9,379             13.8%
   Broadband services                                                   7,471             6,269             19.2%
   Lease of fiber optic cable system capacity                           3,493             2,764             26.4%
                                                                   --------------    -------------    -----------------
   Total long-distance services segment revenue                   $    52,664            51,570              2.1%
                                                                   ==============    =============    =================

Common Carrier Message Telephone Services Revenue
The 2004 decrease in message telephone service revenues from other common carriers (principally MCI and Sprint) resulted from the following:

     o A 9.5% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the July 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI, and
     o A discount given to a certain other common carrier customer starting in the third quarter of 2003.

The decrease in message telephone service revenues from other common carriers in 2004 was partially off-set by a 3.8% increase in wholesale minutes carried to
216.6 million minutes.

Residential, Commercial and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial and governmental customers follow:

                                                     2004                  2003            Percentage Change
                                               ------------------    ------------------    -----------------
   Retail minutes carried                        77.1 million          72.4 million              6.5%
   Average rate per minute (1)                     $0.133                $0.140                 (5.0%)
   Number of active residential,
     commercial and governmental
     customers (2)                                 90,700                88,300                  2.7%

   ------------------------------------
   1 Residential, commercial and governmental message telephone services revenues net of plan fees divided by the retail minutes carried.
   2 All current subscribers who have had calling activity during June 2004 and 2003, respectively.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in 2004 is primarily due to a decrease in the average rate per minute. Our average rate per minute decrease is primarily due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee.

The decrease in message telephone service to residential, commercial and governmental customers in 2004 is partially off-set by the following:

     o Increased minutes carried for these customers primarily due to our contract to provide services to the State of Alaska starting in the first quarter of 2004, and
     o An increase in the number of active residential, commercial, and governmental customers billed primarily due to our promotion of and our customers' enrollment in a new bundled offering to our residential customers, partially off-set by the effect of customers substituting cellular phone, prepaid calling card, and email usage for direct dial minutes.

Broadband Services Revenue
The increase in revenues from our packaged telecommunications offerings to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts in 2004 is primarily due to the following:

     o An increased number of circuits leased to rural hospitals and health clinics in Alaska to both existing and a new customer resulting in increased revenue of $318,000, and
     o A $291,000 increase in special project revenue for services sold to the federal government.

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment Cost of Goods Sold increased 9.8% to $14.3 million in 2004 primarily due to the following:

     o   A 6.5% increase in retail minutes carried,
     o   A 3.8% increase in wholesale minutes carried, and
     o A $861,000 refund in 2003 from an intrastate access cost pool that previously overcharged us for access services. We received a similar refund of $400,000 in 2004.

The increase in the long-distance services segment Cost of Goods Sold is partially off-set by reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.011 and $.051 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows.

Long-distance Services Segment Operating Income
Long-distance services segment operating income decreased 4.6% to $22.6 million from 2003 to 2004 primarily due to the following:

     o The 9.8% increase in long-distance services segment Cost of Goods Sold to $14.3 million in 2004, and
     o An 11.4% increase in long-distance services segment selling, general and administrative expenses to $10.1 million primarily due to an increase of approximately $298,000 in facilities lease expense and an increase of approximately $303,000 in promotion expense in 2004 as compared to 2003.

The long-distance services operating income decrease was partially off-set by the following:

     o The 2.1% increase in long-distance services segment revenues to $52.7 million in 2004, and
     o Realization of approximately $1.1 million of the MCI credit through a reduction to bad debt expense in 2004.

Cable Services Segment Overview
Cable television revenues in 2004 represented 24.3% of consolidated revenues. Our cable systems serve 35 communities and areas in Alaska, including the state's four largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley and Juneau.

We generate cable services revenues from four primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and other one-time events, such as sporting events; (2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales. During 2004 programming services generated 73.7% of total cable services revenues, cable services' allocable share of cable modem services accounted for 12.5% of such revenues, equipment rental and installation fees accounted for 9.4% of such revenues, advertising sales accounted for 3.5% of such revenues, and other services accounted for the remaining 0.9% of total cable services revenues.

The primary factors that contribute to year-to-year changes in cable services revenues include average monthly subscription and pay-per-view rates, the mix among basic, premium and pay-per-view services and digital and analog services, the average number of cable television and cable modem subscribers during a given reporting period, revenues generated from new product offerings, and sales of cable advertising services.

We distribute local Anchorage programming to all of our cable systems. This local programming provides additional value to our cable subscribers that not all our Direct Broadcast Satellite ("DBS") competitors can provide. In the third quarter of 2003 DBS service provider Dish Network (EchoStar Communications Corporation) began providing, for an additional fee, Anchorage based broadcaster programming in Anchorage and in other Alaska communities where there is not a similar local broadcast affiliate.

Cable Services Segment Revenues and Cost of Goods Sold Selected key performance indicators for our cable services segment follow:

                                                               June 30,                 Percentage
                                                         2004             2003            Change
                                                    -------------    -------------    ----------------
   Basic subscribers                                   135,200          137,200           (1.5%)
   Digital special interest subscribers                 38,800           30,700           26.4%
   Cable modem subscribers                              56,800           40,500           40.2%
   Homes passed                                        204,500          200,400            2.0%

A basic cable subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. A digital special interest subscriber is defined as one digital special interest tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased.

A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, that entity is included in our cable modem subscriber count at a rate equal to the number of access points purchased.

Total cable services segment revenues increased 5.5% to $25.2 million and average gross revenue per average basic subscriber per month increased $3.75 or 6.3% in 2004.

The increase in cable services segment revenues is primarily due to the following:

     o A 128.9% increase in digital equipment rental revenue to $1.9 million in 2004 primarily caused by the increase in digital converter usage, and
     o A 16.2% increase to $3.2 million in 2004 in its share of cable modem revenue (offered through our Internet services segment) due to an increased number of cable modems deployed. Approximately 99% of our cable homes passed are able to subscribe to our cable modem service. In the second quarter of 2003 we completed our upgrade of the Ketchikan cable system allowing customers in this system to subscribe to cable modem service.

We now offer digital cable television service in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai, Soldotna, Kodiak, Seward and Cordova, representing approximately 93% of our total homes passed at June 30, 2004. We launched digital cable television services in the Matanuska-Susitna Valley cable system during the first and second quarters of 2003, in the Ketchikan cable system in the third quarter of 2003, in the Kodiak cable system in the first quarter of 2004, and in the Cordova and Seward cable systems in the second quarter of 2004. Our digital service offering varies among cable systems with the digital special interest programming tier only available in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai and Soldotna.

Cable services Cost of Goods Sold decreased 0.4% to $6.4 million in 2004 due to a refund received from a supplier retroactive to August 2003 and an arrangement with a supplier in which we received a rebate upon us meeting a specified goal. The decrease in Cable services Cost of Goods Sold was partially off-set by programming cost increases for most of our cable programming services offerings.

Cable Services Segment Operating Income
Cable services segment operating income increased $163,000 to $6.8 million from 2003 to 2004. Increased revenues of approximately $1.3 million were partially off-set by increases in cable services segment selling, general and administrative expenses of approximately $800,000 and depreciation, amortization and accretion expense of approximately $395,000.

Local Access Services Segment Overview
We generate local access services revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges. During 2004 local access services revenues represented 10.8% of consolidated revenues.

The primary factors that contribute to year-to-year changes in local access services revenues include the average number of business and residential subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services, the number and type of additional premium features selected, the traffic sensitive access rates charged to carriers and the Universal Service Program.

Our local access services segment faces significant competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest ILEC in Alaska, and from AT&T Alascom, Inc. in Anchorage for residential services. We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

At June 30, 2004, 110,600 lines were in service as compared to approximately 101,900 lines in service at June 30, 2003. We estimate that our 2004 lines in service represents a statewide market share of approximately 23%. A line in service is defined as a circuit or channel connecting a customer to the public switched telephone network.

Our access line mix at June 30, 2004 follows:

     o   Residential lines represent approximately 60% of our lines,
     o   Business customers represent approximately 34% of our lines, and
     o   Internet access customers represent approximately 6% of our lines.

In April 2004 we successfully launched our Digital Local Phone Service ("DLPS") deployment utilizing our Anchorage coaxial cable facilities. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC. To ensure the necessary equipment is available to us, we have committed to purchase a certain number of outdoor, network powered multi-media adapters. At June 30, 2004 we had approximately 840 DLPS lines in service.

Approximately 84% of our lines are provided on our own facilities and leased local loops. Approximately 5% of our lines are provided using UNE platform.

In December 2003 we distributed our new phone directory and began recognizing revenue and Cost of Goods Sold in the local access services segment. We recognized one month of revenue and Cost of Goods Sold in the fourth quarter of 2003 and are recognizing the remaining eleven months of revenue and Cost of Goods Sold in 2004.

Local Access Services Segment Revenues and Cost of Goods Sold
Local access services segment revenues increased 21.3% in 2004 to $11.2 million primarily due to the following:

     o   Growth in the average number of lines in service,
     o   $647,000 increase in support from the Universal Service Program, and
     o Revenues of $576,000 from our new phone directory distributed in December 2003.

The increase in local access services segment revenue is partially off-set by access rate decreases.

Local access services segment Cost of Goods Sold increased 16.4% to $6.8 million in 2004 primarily due to the growth in the average number of lines in service.

Local Access Services Segment Operating Loss
Local access services segment operating loss decreased 60.1% to ($942,000) from 2003 to 2004. Increased revenues of approximately $2.0 million were partially off-set by increased Cost of Goods Sold of approximately $959,000 as previously described.

The local access services segment operating results are negatively affected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating loss would have improved by approximately $1.6 million and the long distance services segment operating income would have been reduced by an equal amount in 2004. Avoided access charges totaled approximately $1.7 million in 2003. The amount of allocated access cost savings is affected by access rate decreases from 2003 to 2004.

Internet Services Segment Overview
We generate Internet services revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services' allocable share of cable modem revenue (a portion of cable modem revenue is also recognized by our cable services segment). During 2004 Internet services segment revenues represented 6.3% of consolidated revenues.

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

Internet Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our Internet services segment follow:

                                                        June 30,                 Percentage
                                                 2004             2003             Change
                                             ------------     ------------    ---------------
   Total Internet subscribers                  100,300           92,200             8.8%
   Cable modem subscribers                      56,800           40,500            40.2%
   Dial-up subscribers                          43,500           51,700           (15.9%)

Total Internet subscribers are defined by the purchase of Internet access service regardless of the level of service purchased. If one entity purchases multiple Internet access service points, that entity is included in our total Internet subscriber count at a rate equal to the number of access points purchased. A subscriber with both cable modem and dial-up service is included once as a cable modem subscriber.

A dial-up subscriber is defined by the purchase of dial-up Internet service regardless of the level of service purchased. If one entity purchases multiple dial-up service access points, that entity is included in our dial-up subscriber count at a rate equal to the number of access points purchased.

Total Internet services segment revenues increased 36.1% to $6.5 million in 2004 primarily due to the 26.4% increase in its allocable share of cable modem revenues to $2.8 million in 2004 as compared to 2003. The increase in cable modem revenues is primarily due to growth in cable modem subscribers.

The decrease in dial-up subscribers from 2003 to 2004 is primarily due to the migration of existing dial-up subscribers to our cable modem access service.

Internet services segment Cost of Goods Sold increased 27.2% to $1.8 million in 2004 associated with increased Internet services segment revenues.

Internet Services Segment Operating Income
Internet services segment operating income decreased 16.9% to $1.3 million from 2003 to 2004. Increased revenues of approximately $1.7 million were partially off-set by increased Cost of Goods Sold of approximately $387,000, increased selling, general and administrative expenses of $512,000 and increased depreciation, amortization and accretion expense of approximately $1.1 million.

All Other Overview
Revenues reported in the All Other category as described in note 6 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements" include our managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 7.9% and 6.7% of total revenues in 2004 and 2003, respectively.

All Other Revenues and Cost of Goods Sold
All Other revenues increased 27.0% to $8.2 million in 2004. The increase is primarily due to increased monthly revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor and revenue generated from our contract to provide services to the State of Alaska starting in the first quarter of 2004.

All Other Cost of Goods Sold increased 17.2% to $4.0 million in 2004. The increase is primarily due to costs associated with the increased monthly revenue earned from our recurring service contracts in 2004.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5.3% to $36.1 million in 2004 primarily due to a $1.2 million increase in labor and health insurance costs. As a percentage of total revenues, selling, general and administrative expenses decreased to 34.8% in 2004 from 35.8% in 2003, primarily due to an increase in revenues without a corresponding proportional increase in selling, general and administrative expenses.

Marketing and advertising expenses as a percentage of total revenues decreased from 2.3% in 2003 to 1.5% in 2004.

Bad Debt Expense (Recovery)
Bad debt expense (recovery) decreased 160.7% to ($487,000) in 2004. The 2004 decrease is primarily due to realization of approximately $1.1 million of the MCI credit through a reduction to bad debt expense in 2004, as further discussed in the "Long Distance Service Segment Overview" above.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased 22.7% to $15.7 million in 2004. The increase is primarily attributed to our $45.8 million investment in equipment and facilities placed into service during 2003 for which a full year of depreciation will be recorded in 2004, and the $81.3 million investment in equipment and facilities placed into service during 2004 for which a partial year of depreciation will be recorded in 2004.

Other Expense, Net
Other expense, net of other income, decreased 33.9% to $6.3 million in 2004. The decrease is primarily due to a $2.9 million decrease in interest expense in 2004 on our new Senior Credit Facility due to a decrease in the average outstanding balance owed and a decreased interest rate as compared to 2003.

Income Tax Expense
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity and balances.

Income tax expense was $5.1 million in 2004 and $3.6 million in 2003. The change was due to increased net income before income taxes in 2004 as compared to 2003. Our effective income tax rate decreased from 42.6% in 2003 to 40.0% in 2004 due to the decreasing proportion of items that are nondeductible for income tax purposes and adjustment of deferred tax liabilities in 2004.

At June 30, 2004, we have (1) tax net operating loss carryforwards of approximately $185.4 million that will begin expiring in 2005 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

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

Six Months Ended June 30, 2004 ("2004") Compared To Six Months Ended June 30, 2003 ("2003")

Overview of Revenues and Cost of Goods Sold
Total revenues increased 12.7% from $188.7 million in 2003 to $212.7 million in 2004. All of our segments and All Other Services contributed to the increase in total revenues. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 19.4% from $60.3 million in 2003 to $72.0 million in 2004. All of our segments and All Other Services contributed to the increase in total Cost of Goods Sold. See the discussion below for more information by segment.

Long-Distance Services Segment Overview
Long-distance services revenue in 2004 represented 49.2% of consolidated revenues. Our provision of interstate and intrastate long-distance services, private line and leased dedicated capacity services, and broadband services accounted for 93.7% of our total long-distance services segment revenues during 2004.

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 4.5% to $104.6 million in 2004. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                        2004              2003        Percentage Change
                                                                   --------------    -------------    -----------------
   Common carrier message telephone services                      $    42,396            44,037            (3.7%)
   Residential, commercial and governmental message telephone
     services                                                          19,700            20,394            (3.4%)
   Private line and private network services                           21,035            18,217            15.5%
   Broadband services                                                  14,840            12,016            23.5%
   Lease of fiber optic cable system capacity                           6,589             5,392            22.2%
                                                                   --------------    -------------    -----------------
   Total long-distance services segment revenue                   $   104,560           100,056             4.5%
                                                                   ==============    =============    =================

Common Carrier Message Telephone Services Revenue
The 2004 decrease in message telephone service revenues from other common carriers (principally MCI and Sprint) resulted from the following:

     o A 12.5% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the July 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI, and
     o A discount given to a certain other common carrier customer starting in the third quarter of 2003.

The increase in message telephone service revenues from other common carriers in 2004 was partially off-set by a 11.7% increase in wholesale minutes carried to
442.2 million minutes.

Residential, Commercial and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial and governmental customers follow:

                                                      2004                 2003            Percentage Change
                                               ------------------    ------------------    -----------------
   Retail minutes carried                        153.0 million         144.4 million             6.0%
   Average rate per minute (1)                      $0.131               $0.139                 (5.8%)
   Number of active residential,
     commercial and governmental
     customers (2)                                  90,700               88,300                  2.7%

   ------------------------------------
   1 Residential, commercial and governmental message telephone services net of plan fees divided by the retail minutes carried
   2 All current subscribers who have had calling activity during June 2004 and 2003, respectively.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in 2004 is primarily due to a decrease in the average rate per minute. Our average rate per minute decrease is primarily due to our promotion of and customers' enrollment in calling plans offering a certain number of minutes for a flat monthly fee.

The decrease in message telephone service to residential, commercial and governmental customers in 2004 is partially off-set by the following:

     o Increased minutes carried for these customers primarily due to our contract to provide services to the State of Alaska starting in the first quarter of 2004, and
     o An increase in the number of active residential, commercial, and governmental customers billed primarily due to our promotion of and our customers' enrollment in a new bundled offering to our residential customers, partially off-set by the effect of customers substituting cellular phone, prepaid calling card, and email usage for direct dial minutes.

Broadband Services Revenue
The increase in revenues from our packaged telecommunications offering to rural hospitals and health clinics and our SchoolAccess(TM) offering to rural school districts in 2004 is primarily due to the following:

     o An increased number of circuits leased to rural hospitals and health clinics in Alaska to both existing and a new customer resulting in increased revenue of $784,000, and
     o A $748,000 increase in special project revenue for services sold to the federal government.

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment Cost of Goods Sold increased 14.0% to $28.6 million in 2004 primarily due to the following:

     o   A 6.0% increase in retail minutes carried,
     o   A 11.7% increase in wholesale minutes carried,

     o A $2.3 million refund ($1.9 million after deducting certain direct costs) in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements that did not recur in 2004, and
     o In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. In 2004 and 2003, we had favorable adjustments of $0 and $749,000, respectively.

The increase in the long-distance services segment Cost of Goods Sold is partially off-set by reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.011 and $.052 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows.

Long-distance Services Segment Operating Income
Long-distance services segment operating income decreased 4.9% to $44.0 million from 2003 to 2004 primarily due to the following:

     o The 14.0% increase in long-distance services segment costs of goods sold to $28.6 million in 2004,
     o An 11.3% increase in long-distance services segment selling, general and administrative expenses to $20.1 million primarily due to an increase of approximately $571,000 in promotion expenses in 2004 and compared to 2003, and
     o A 36.8% increase in long-distance services segment depreciation, amortization and accretion expense to $13.4 million in 2004 as compared to 2003 primarily due to our investment in long-distance services segment equipment and facilities placed into service during 2003 for which a full year of depreciation will be recorded in 2004, and our investment in long-distance services segment equipment and facilities placed into service during 2004 for which a partial year of depreciation will be recorded in 2004.

The long-distance services segment operating income decrease was partially off-set by the following:

     o The 4.5% increase in long-distance services segment revenues to $104.6 million in 2004, and
     o Realization of approximately $2.3 million of the MCI credit through a reduction to bad debt expense in 2004 as compared to $0 in 2003.

Cable Services Segment Overview
Cable services segment revenues in 2004 represented 23.5% of consolidated revenues. During 2004 programming services generated 73.6% of total cable services segment revenues, cable services' allocable share of cable modem services accounted for 12.9% of such revenues, equipment rental and installation fees accounted for 9.4% of such revenues, advertising sales accounted for 3.2% of such revenues, and other services accounted for the remaining 0.9% of total cable services revenues.

Effective February 2003, we increased rates charged for certain cable services and premium packages in six communities, including Anchorage, Fairbanks and Juneau. Rates increased approximately 4% for those customers who experienced an adjustment.

Cable Services Segment Revenues and Cost of Goods Sold
Total cable services segment revenues increased 5.8% to $50.0 million and average gross revenue per average basic subscriber per month increased $3.47 or 5.9% in 2004.

The increase in cable services segment revenues is primarily due to the following:

     o A 103.0% increase in digital special interest equipment rental revenue to $3.6 million in 2004 primarily caused by the increase in digital special interest subscribers, and
     o A 24.2% increase in its share of cable modem revenue (offered through our Internet services segment) to $6.5 million in 2004 due to an increased number of cable modems deployed. Approximately 99% of our cable homes passed are able to subscribe to our cable modem service. In the second quarter of 2003 we completed our upgrade of the Ketchikan cable system. Customers in this system are now able to subscribe to cable modem service.

Cable services segment Cost of Goods Sold increased 4.5% to $13.4 million in 2004 due to programming cost increases for most of our cable programming service offerings. The increase in Cable services segment Cost of Goods Sold is partially off-set by a refund received in 2004 from a supplier retroactive to August 2003 and an arrangement with a supplier in which we received a rebate in 2004 upon us meeting a specified goal.

Cable Services Segment Operating Income
Cable services segment operating income increased 5.6% to $13.2 million from 2003 to 2004. Increased revenues were partially off-set by increases in cable services segment Cost of Goods Sold, selling, general and administrative expenses, and depreciation, amortization and accretion expense.

Multiple System Operator ("MSO") Operating Statistics
Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services' facilities.

Our capital expenditures by standard reporting category for the six month periods ending June 30, 2004 and 2003 follows (amounts in thousands):

                                               2004              2003
                                          --------------    -------------
    Customer premise equipment            $   6,970             3,830
    Commercial                                  213               171
    Scalable infrastructure                   2,805               459
    Line extensions                             149               243
    Upgrade/rebuild                           3,355               963
    Support capital                             595               263
                                           --------------    -------------
    Sub-total                                14,087             5,929
    Remaining reportable segments and
      All Other capital expenditures         50,060            11,446
                                          --------------    -------------
                                          $  64,147            17,375
                                          ==============    =============

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment's facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At June 30, 2004 and 2003 we had 123,300 and 124,300 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At June 30, 2004 and 2003 we had 192,000 and 177,800 revenue generating units, respectively.

Local Access Services Segment Overview
During 2004 local access services revenues represented 10.8% of consolidated revenues.

Local Access Services Segment Revenues and Cost of Goods Sold
Local access services segment revenues increased 30.2% in 2004 to $23.0 million primarily due to the following:

     o   Growth in the average number of lines in service,
     o $2.1 million increase in support from the Universal Service Program, and
     o Revenues of $1.2 million from our new phone directory distributed in December 2003.

The increase in local access services segment revenues is partially off-set by access rate decreases.

Local access services segment Cost of Goods Sold increased 16.1% to $13.4 million in 2004 primarily due to the growth in the average number of lines in service.

Local Access Services Segment Operating Loss
Local access services segment operating loss decreased 67.6% to ($1.3) million from 2003 to 2004 primarily due to the revenue increases partially off-set by the Cost of Goods Sold increases previously described.

The local access services segment operating results are negatively affected by the allocation of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long distance services segment, the local access services segment operating loss would have improved by approximately $3.3 million and the long distance services segment operating income would have been reduced by an equal amount in 2004. Avoided access charges totaled approximately $3.5 million in 2003. The amount of allocated access cost savings is affected by access rate decreases from 2003 to 2004.

Internet Services Segment Overview
During 2004 Internet services segment revenues represented 6.1% of consolidated revenues.

Internet Services Segment Revenues and Cost of Goods Sold
Total Internet services segment revenues increased 37.8% to $12.9 million in 2004 primarily due to the 30.2% increase in its allocable share of cable modem revenues to $5.5 million in 2004 as compared to 2003. The increase in cable modem revenues is primarily due to growth in cable modem subscribers.

Internet services Cost of Goods Sold increased 26.3% to $3.6 million in 2004 associated with increased Internet services segment revenues.

Internet Services Segment Operating Income
Internet services segment operating income increased 224.4% to $2.2 million from 2003 to 2004 primarily due to the 37.8% increase in Internet services segment revenues to $12.9 million in 2004 partially off-set by a 26.8% increase in selling, general and administrative expenses to $5.2 million. The increase in selling, general and administrative expenses is primarily due to an increase of approximately $501,000 in promotion expenses in 2004 as compared to 2003.

All Other Overview
Revenues reported in the All Other category as described in note 6 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements" include our managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 10.4% of total revenues in 2004.

All Other Revenues and Cost of Goods Sold
All Other revenues increased 55.1% to $22.2 million in 2004. The increase is primarily due to the following:

     o $6.1 million in special project revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor in 2004,
     o Increased monthly revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor , and
     o Revenue generated from our contract to provide services to the State of Alaska starting in the first quarter of 2004.

The increase described above is partially off-set by a $681,000 decrease in product sales revenue to $1.2 million in 2004. The decrease is due to sales of product to two customers in 2003 that were not repeated in 2004.

All Other Cost of Goods Sold increased 61.8% to $13.0 million in 2004. The increase in All Other Cost of Goods Sold is primarily due to the recognition of $5.5 million in costs associated with special project revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor in 2004 and costs associated with increased monthly revenue earned from our recurring service contracts in 2004.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.3% to $71.5 million in 2004 primarily due to a $3.0 million increase in labor and health insurance costs. As a percentage of total revenues, selling, general and administrative expenses decreased to 33.6% in 2004 from 35.7% in 2003, primarily due to an increase in revenues without a corresponding increase in selling, general and administrative expenses.

Marketing and advertising expenses as a percentage of total revenues decreased from 2.5% in 2003 to 1.4% in 2004.

Bad Debt Expense (Recovery)
Bad debt expense (recovery) decreased 163.2% to ($884,000) in 2004. The 2004 decrease is primarily due to realization of approximately $2.3 million of the MCI credit through a reduction to bad debt expense in 2004, as further discussed in the "Long Distance Service Overview" above.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased 19.6% to $31.5 million in 2004. The increase is primarily attributed to our $45.8 million investment in equipment and facilities placed into service during 2003 for which a full year of depreciation will be recorded in 2004, and the $81.3 million investment in equipment and facilities placed into service during 2004 for which a partial year of depreciation will be recorded in 2004.

Other Expense, Net
Other expense, net of other income, increased 14.5% to $22.5 million in 2004. The increase is primarily due to the following:

     o In 2004 we paid bond call premiums totaling $6.1 million to redeem our old Senior Notes, and
     o As a result of redeeming our old Senior Notes in 2004 we recognized $2.3 million in unamortized old Senior Notes fee expense.

Partially offsetting the increases described above was a $5.2 million decrease in interest expense in 2004 on our new Senior Credit Facility due to a decrease in the average outstanding balance owed and a decreased interest rate as compared to 2003.

Income Tax Expense
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity and balances.

Income tax expense was $6.5 million in 2004 and $5.8 million in 2003. The change was due to increased net income before income taxes and cumulative effect of a change in accounting principle in 2004 as compared to 2003. Our effective income tax rate decreased from 42.5% in 2003 to 40.0% in 2004 due to the decreasing proportion of items that are nondeductible for income tax purposes and adjustment of deferred tax liabilities in 2004.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," and recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000.


Liquidity and Capital Resources

Cash flows from operating activities totaled $44.4 million in 2004 as compared to $31.9 million in 2003. The 2004 increase is primarily due to increased cash flow from all of our reportable segments and All Other Services, partially off-set by a $4.3 million payment of our company-wide success sharing bonus in 2004 and a $2.3 million refund in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements.

Other sources of cash during 2004 include $245.7 million from the issuance of our new Senior Notes, draws of $15.0 million under the revolving credit portion of our new Senior Credit Facility, and $1.8 million from GCI's issuance of its Class A common stock. Uses of cash during 2004 included expenditures of $64.1 million for property and equipment, including construction in progress, the $180.0 million repayment of our old Senior Notes, the $53.8 million repayment of the term and revolving credit portions of our new Senior Credit Facility, payment of $6.6 million in fees associated with the new Senior Notes and new Senior Credit Facility, payment of bond call premiums totaling $6.1 million to redeem our old Senior Notes, and repayment of $2.0 million in capital lease obligations.

Net receivables increased $3.1 million from December 31, 2003 to June 30, 2004 primarily due to the timing of payments on trade receivables from certain large customers and an increase in trade receivables for broadband services provided to hospitals and health clinics. The increase in net receivables is partially off-set by the February 2004 receipt of $5.6 million on a trade receivable for broadband services provided to hospitals and health clinics.

Working capital totaled $5.2 million at June 30, 2004, a $3.1 million increase as compared to $2.1 million at December 31, 2003. The increase is primarily due to the January 2004 draw on our new Senior Credit Facility that we used to fund our old Senior Notes interest payment in February 2004 and the May 2004 draw on the revolving portion of our new Senior Credit Facility that we used to fund our AULP West capital expenditures. The increase is partially off-set by a decrease in Cash and Cash Equivalents resulting from AULP West capital expenditures.

In February 2004 GCI, Inc. sold $250 million in aggregate principal amount of senior unsecured debt securities due in 2014. We pay interest of 7.25% on the new Senior Notes. The new Senior Notes were sold at a discount of $4.3 million. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the life of the new Senior Notes.

The net proceeds of the offering were primarily used to repay our existing $180.0 million 9.75% Senior Notes and to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our new Senior Credit Facility. Semi-annual interest payments of approximately $9.1 million will be due beginning August 15, 2004. In connection with the issuance, we paid fees and other expenses of approximately $6.4 million that are being amortized over the life of the new Senior Notes.

The new Senior Notes sold in February 2004 were offered only to qualified institutional buyers pursuant to exemptions from registration under the Securities Act. On July 7, 2004, GCI, Inc. commenced an offer to exchange the privately issued new Senior Notes for a like amount of new Senior Notes that have been registered under the Securities Act and have otherwise identical terms to the privately issued new Senior Notes (except for provisions relating to GCI, Inc.'s obligations to consummate the exchange offer). As of the expiration of the offer on August 5, 2004, of the $250 million in aggregate principal amount of new Senior Notes, $248.8 million have been tendered. The exchange offer is expected to close on August 11, 2004.

The new Senior Notes are not redeemable prior to February 15, 2009. At any time on or after February 15, 2009, the new Senior Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

          If redeemed during the twelve month period
          commencing February 1 of the year indicated:   Redemption Price
          -------------------------------------------- --------------------
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

The total redemption cost was $186.1 million. The premium to redeem our old Senior Notes was $6.1 million (excluding interest cost of $1.3 million) and was recognized as a loss on early extinguishment of debt, a component of Other Income (Expense), during the six months ended June 30, 2004.

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

In January and May 2004 we drew $10.0 million and $5.0 million, respectively, under the revolving portion of our new Senior Credit facility. Our ability to draw down on the revolving portion of our new Senior Credit Facility could be diminished if we are not in compliance with all new Senior Credit Facility covenants or have a material adverse change at the date of the request for the draw. In February 2004 we used a portion of the proceeds from the issuance of our new Senior Notes to repay approximately $43.8 million of the term portion and $10.0 million of the revolving portion of our new Senior Credit Facility.

On May 21, 2004 we amended our $220.0 million new Senior Credit Facility. The amendment reduces the interest rate on the $170.0 million term portion of the credit facility from LIBOR plus 3.25% to LIBOR plus 2.25%. The amendment reduces the interest rate on the $50.0 million revolving portion of the credit facility from LIBOR plus 3.25% to LIBOR plus a margin dependent upon our Total Leverage Ratio (as defined) as follows:

         Total Leverage Ratio
             (as defined)              LIBOR Plus:
        ----------------------    --------------------
        >3.75                            2.50%
        -
        >3.25 but <3.75                  2.25%
        -
        >2.75 but <3.25                  2.00%
        -
        < 2.75                           1.75%

The commitment fee we are required to pay on the unused portion of the commitment was amended as follows:

         Total Leverage Ratio
             (as defined)            Commitment Fee
        ----------------------    --------------------
        >3.75                           0.625%
        -
        >3.25 but <3.75                 0.50%
        -
        >2.75 but <3.25                 0.50%
        -
        < 2.75                          0.375%

Under certain circumstances the amendment allows for an increase in the term and revolving commitments not to exceed an aggregate commitment increase of $50.0 million. Any additional term and revolving credit facility commitments are payable in full on October 31, 2007.

In connection with the May 21, 2004 amended Senior Credit Facility, we paid bank fees and other expenses of approximately $150,000 during the three and six months ended June 30, 2004.

We were in compliance with all loan covenants at June 30, 2004.

Our expenditures for property and equipment, including construction in progress, totaled $64.1 million and $17.4 million during 2004 and 2003, respectively. Our capital expenditures requirements in excess of approximately $25 million per year, excluding the new AULP West fiber optic cable system construction costs, are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2004 expenditures for property and equipment for our core operations, including construction in progress and excluding the new AULP West fiber optic cable system construction costs and other special projects described below, to total approximately $65 million, depending on available opportunities and the amount of cash flow we generate during 2004.

In June 2004 we placed into service our AULP West fiber optic cable system connecting Seward, Alaska and Warrenton, Oregon, with leased backhaul facilities to connect it to our switching and distribution centers in Anchorage, Alaska and Seattle, Washington. The 1,544-statute mile cable system has a total design capacity of 960 Gigabits per second access speed. The cable complements our existing fiber optic cable system between Whittier, Alaska and Seattle, Washington. The two cables provide physically diverse backup to each other in the event of an outage. During 2004 our capital expenditures for this project have totaled approximately $31.6 million, and from inception have totaled $49.7 million, most of which have been funded through our operating cash flows.

Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementing our existing network backup facilities, continuing development of our Personal Communications Services ("PCS") network, continuing deployment of DLPS, and upgrades to and expansions of our cable television plant.

In April 2004 we successfully launched our DLPS service delivery method. To ensure the necessary equipment is available to us we have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters. The agreement has a remaining outstanding commitment at June 30, 2004 of $16.2 million.

A migration of MCI's or Sprint's traffic off our network without it being replaced by other common carriers that interconnect with our network could have a materially adverse impact on our financial position, results of operations and liquidity.

Dividends on GCI's Series B preferred stock are payable in cash at the semi-annual payment dates of April 30 and October 31 of each year. In January 2004, 3,108 shares of its Series B preferred stock were converted to 560,000 shares of its Class A common stock at the stated conversion price of $5.55 per share. The conversion will reduce its future semi-annual cash dividends. In April 2004 we paid on behalf of GCI a Series B preferred stock dividend of approximately $592,000.

Dividends on GCI's Series C preferred stock are payable quarterly in cash. During the six months ending June 30, 2004 we paid on behalf of GCI a Series C preferred stock dividend of approximately $299,000.

GCI's board of directors has authorized the repurchase of up to $5.0 million per quarter of its Class A and Class B common stock. We have obtained permission from our lenders and GCI's preferred shareholders for the first $10.0 million of repurchases on behalf of GCI. We expect to continue the repurchases on behalf of GCI subject to the availability of free cash flow, credit facilities, the price of GCI's Class A and Class B common stock and the requisite consents of lenders and GCI's preferred shareholders. The repurchase will comply with the restrictions of SEC rule 10b-18.

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

Those policies considered to be critical accounting policies for the six months ended June 30, 2004 are described below.

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

     o We estimate unbilled long-distance services segment Cost of Goods Sold based upon minutes of use carried through our network and established rates. We estimate unbilled costs for new circuits and services, and when network changes occur that result in traffic routing changes or a change in carriers. Carriers that provide service to us regularly change their networks that can lead to new, revised or corrected billings. Such estimates are revised or removed when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. Revisions to previous estimates could either increase or decrease costs in the year in which the estimate is revised which could have a material effect on our consolidated financial condition and results of operations.

     o GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity and balances. Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $75.7 million associated with income tax net operating losses that were generated from 1990 to 2003, and that expire from 2007 to 2023. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of June 30, 2004 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters, including but not limited to the requirement to account for the fair value of stock options as compensation expense, are among topics currently under reexamination by accounting standards setters and regulators. With the exception of accounting for the cost of stock options, no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 in the "Notes to Consolidated Financial Statements" included in our December 31, 2003 annual report on Form 10-K. A condensed discussion of our significant accounting policies can be found in note 1 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements."

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

Market prices for North Slope oil averaged $28.15 in fiscal 2003 and are forecasted to average $31.13 in fiscal 2004. The closing price per barrel was $40.41 on July 23, 2004. To the extent that actual oil prices vary materially from the state's projected prices the state's projected revenues and deficits will change. When the price of oil is greater than $23.00 per barrel, every $1 change in the price per barrel of oil is forecasted to result in a $40.0 to $70.0 million change in the state's fiscal 2004 revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

The State of Alaska maintains the Constitutional Budget Reserve Fund that is intended to fund budgetary shortfalls. If the state's current projections are realized, the Constitutional Budget Reserve Fund will be depleted in 2008. The date the Constitutional Budget Reserve Fund is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to evaluate cost cutting and revenue enhancing measures.

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

Deployment of a natural gas pipeline from the State of Alaska's North Slope to the Lower 48 States has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska's revenues and could provide a substantial stimulus to the Alaska economy. The State of Alaska is actively negotiating three applications to construct a natural gas pipeline. The governor of the State of Alaska has indicated his desire to have a contract from one or more of these groups to present to the Alaska legislature in January 2005. The governor of the State of Alaska and certain natural gas transportation companies continue to support a natural gas pipeline from Alaska's North Slope by trying to reduce the project's costs and by advocating for federal tax incentives to further reduce the project's costs. Energy bills containing incentives for the construction of an Alaska natural gas pipeline have been introduced in both houses of Congress.

Development of the ballistic missile defense system project may have a significant impact on Alaskan telecommunication requirements and the Alaska economy. The system is a fixed, land-based, non-nuclear missile defense system with a land and space based detection system capable of responding to limited strategic ballistic missile threats to the United States. The system includes deployment of up to 100 ground-based interceptor silos and battle management command and control facilities at Fort Greely, Alaska.

The United States Army Corps of Engineers awarded a construction contract in 2002 for test bed facilities. The contract is reported to contain basic requirements and various options that could amount to $250 million in construction, or possibly more, if all items are executed. Construction began on the Fort Greely test bed in 2002. The first ground-based missile interceptor was placed in an underground silo on July 22, 2004. The Missile Defense Agency is reported to expect to have up to ten more interceptors emplaced by the end of 2005.

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

                                                                   Payments Due by Period
                                               ---------------------------------------------------------------
                                                              Less than    1 to 3      4 to 5     More Than 5
                                                   Total       1 Year      Years       Years         Years
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

For a discussion of our capital and operating leases, see note 16 to the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2003 annual report on Form 10-K.

Purchase obligations at December 31, 2003 are further described in note 16 to the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2003 annual report on Form 10-K and include the following:

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

Our new Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 2.25% or less depending upon our Total Leverage Ratio (as defined). Should the Libor rate change, our interest expense will increase or decrease accordingly. On September 21, 2001, we entered into an interest rate swap agreement to convert $25.0 million of variable interest rate debt to 3.98% fixed rate debt plus applicable margin. As of June 30, 2004, we have borrowed $126.2 million of which $101.2 million is subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $1,012,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of June 30, 2004, we have borrowed $41.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $417,000 in additional gross interest cost on an annualized basis.

PART I.
ITEM 4.
                             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                (a) Date of the meeting: June 24, 2004
                    Purpose of meeting:  Annual Meeting of the Shareholder

                (b) Name of each director elected at the meeting by the sole shareholder General Communication, Inc. and the name of each other director whose term of office as a director continued after the meeting until the next annual meeting in June 2005:

                    Ronald A. Duncan
                    Wilson Hughes
                    John M. Lowber

                    Directors, in addition to those listed above, whose term of office as director continued after the meeting:

                      None

                (c) Other matters voted upon:

                    Ratification nunc pro tunc of other significant and material actions that may have been taken by the shareholder General Communication, Inc. on behalf of GCI, Inc. at the meetings during 2003 - 2004.

                (d) Not applicable

PART II.
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                       Exhibit No.                                 Description
                    --------------------------------------------------------------------------------------------------------
                        10.119        Amendment No. 1 dated February 2, 2004 to the Credit, Guaranty, Security and
                                        Pledge Agreement between GCI Holdings, Inc. and Credit Lyonnais New York Branch
                                        as administrative agent for the Lenders, issuing bank, co-bookrunner and co-arranger (the "Administrative Agent"), General Electric Capital
                                        Corporation as documentation agent, co-arranger and co-bookrunner and CIT
                                        Lending Services Corporation as Syndication Agent
                        10.120        Amendment No. 2 dated May 21, 2004 to
                                        the Credit, Guaranty, Security and Pledge Agreement between GCI Holdings,
                                        Inc. and Calyon New York Branch (successor-in-interest to Credit
                                        Lyonnais New York Branch) as administrative agent for the Lenders, issuing bank, co-bookrunner and co-arranger (the "Administrative
                                        Agent"), General Electric Capital Corporation as documentation agent, co-arranger and co-bookrunner and CIT Lending Services Corporation as
                                        Syndication Agent
                        10.121        First amendment to contract for Alaska Access Services between Sprint Communications
                                        Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI
                                        Communication Corp. dated July 24, 2002 *
                        10.122        Second amendment to contract for Alaska Access Services between Sprint
                                        Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated December 31, 2003
                        10.123        Third amendment to contract for Alaska Access Services between Sprint
                                        Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated February 19, 2004 *
                        10.124        Fourth amendment to contract for Alaska Access Services between Sprint
                                        Communications Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp. dated June 30, 2004 *
                        31            Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                                        302 of the Sarbanes-Oxley Act of 2002
                        32            Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                                        906 of the Sarbanes-Oxley Act of 2002

                     ----------------
                     * Certain information has been redacted from this document which we desire to keep undisclosed.
                     ----------------

               (b) Reports on Form 8-K filed during the quarter ended June 30,
                   2004 - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GCI, INC.

              Signature                                      Title                                     Date
--------------------------------------      --------------------------------------------      -----------------------

/s/ Ronald A. Duncan                                                                              August 11, 2004
--------------------------------------      President and Director                            -----------------------
Ronald A. Duncan                            (Principal Executive Officer)

/s/ G. Wilson Hughes                                                                              August 11, 2004
--------------------------------------      Vice President and Director                       -----------------------
G. Wilson Hughes

/s/ John M. Lowber                                                                                August 11, 2004
--------------------------------------      Secretary, Treasurer and Director                 -----------------------
John M. Lowber                              (Principal Financial and Accounting Officer)