Form 10-K/A
period 2003-12-31
GCI INC
filed 2004-12-21
CIK 75679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                Explanatory Note

This Amendment on Form 10-K/A constitutes Amendment No. 1 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2003, which was filed with the SEC on March 12, 2004. The purpose of this Amendment No. 1 is to amend Item 9A, Controls and Procedures, and Exhibit 31, Section 302 Certification, to conform to the required language. There are no other changes made by this Amendment No. 1.

                                       1a

                                                    GCI, INC.
                               A WHOLLY-OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.

                                         2003 ANNUAL REPORT ON FORM 10-K/A

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

Part III...................................................................................................................90


      Items 10, 11, 12, 13 and 14 are are omitted per General Instruction I(1)(a) and (b) of Form 10-K.....................90

Part IV....................................................................................................................91


   Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K..................................91

   Item 15(b).  Reports on Form 8-K.......................................................................................134

   Item 15(c).  Exhibits..................................................................................................134

SIGNATURES................................................................................................................140


This Annual Report on Form 10-K/A is for the year ending December 31, 2003. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K/A, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                     GCI, INC.

                                     By: /s/ Ronald A. Duncan
                                         Ronald A. Duncan, President
                                         (Chief Executive Officer)
Date: December 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                                        Title                                Date
-------------------------------------       ------------------------------------------       -------------------

/s/ Ronald A. Duncan                        President and Director                            December 3, 2004
-------------------------------------       (Principal Executive Officer)                    -------------------
Ronald A. Duncan

/s/ G. Wilson Hughes                        Vice President and Director                       December 3, 2004
-------------------------------------                                                        -------------------
G. Wilson Hughes

/s/ John M. Lowber                          Secretary, Treasurer and Director                 December 3, 2004
-------------------------------------       (Principal Financial and Accounting              -------------------
John M. Lowber                              Officer)