Form 10-Q/A
period 2004-03-31
GCI INC
filed 2004-12-21
CIK 75679

As filed with the Securities and Exchange Commission on December 21, 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)

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

                                Explanatory Note

This Amendment on Form 10-Q/A constitutes Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2004, which was filed with the SEC on May 10, 2004. The purpose of this Amendment No. 1 is to amend Part I, Item 4, Controls and Procedures, and Exhibit 31, Section 302 Certification, to conform to the required language. There are no other changes made by this Amendment No. 1.

                                       1a

                                               GCI, INC.
                           A WHOLLY-OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.

                                              FORM 10-Q/A

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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



                                    GCI, INC.

              Signature                                        Title                                Date
-------------------------------------       ------------------------------------------       -------------------
/s/                                         President and Director                             December 3, 2004
-------------------------------------       (Principal Executive Officer)                    -------------------
Ronald A. Duncan

/s/                                         Vice President and Director                        December 3, 2004
-------------------------------------                                                        -------------------
G. Wilson Hughes

/s/                                         Secretary, Treasurer and Director                  December 3, 2004
-------------------------------------       (Principal Financial and Accounting              -------------------
John M. Lowber                              Officer)