Form 10-K/A
period 2003-12-31
GCI INC
filed 2005-03-08
CIK 75679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

                                Explanatory Note

This Amendment on Form 10-K/A constitutes Amendment No. 2 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2003, which was filed with the SEC on March 12, 2004. Amendment No. 1 was filed with the SEC on December 21, 2004. The purpose of this Amendment No. 2 is to provide an updated
Exhibit 32, Section 906 Certification. There are no other changes made by this Amendment No. 2.

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

                                    GCI, INC.

                                       By:/s/
                                          Ronald A. Duncan, President
                                          (Chief Executive Officer)
Date: February 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                                       Title                                Date
--------------------------------------      ------------------------------------------       -------------------

   /s/ Ronald A. Duncan                      President and Director                            February 16, 2005
--------------------------------------       (Principal Executive Officer)                    -------------------
Ronald A. Duncan

   /s/ G. Wilson Hughes                      Vice President and Director                       February 16, 2005
--------------------------------------                                                        -------------------
G. Wilson Hughes

   /s/ John M. Lowber                        Secretary, Treasurer and Director                 February 16, 2005
--------------------------------------       (Principal Financial and Accounting              -------------------
John M. Lowber                                Officer)