Form 10-Q
period 2005-03-31
GCI INC
filed 2005-05-10
CIK 75679

As filed with the Securities and Exchange Commission on May 10, 2005

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

                  For the quarterly period ended March 31, 2005

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

                              FOR THE QUARTER ENDED MARCH 31, 2005

                                        TABLE OF CONTENTS
                                                                                                       Page No.
                                                                                                       --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Consolidated Balance Sheets as of March 31, 2005
                       (unaudited) and December 31, 2004..................................................6

                    Consolidated Statements of Income for the
                       three months ended March 31, 2005 (unaudited)
                       and 2004 (unaudited)...............................................................8

                    Consolidated Statements of Stockholder's Equity
                       for the three months ended March 31, 2005
                       (unaudited) and 2004 (unaudited)...................................................9

                    Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2005 (unaudited)
                       and 2004 (unaudited)...............................................................10

                    Notes to Interim Condensed Consolidated Financial
                       Statements (unaudited).............................................................11

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................22

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................44

         Item 4.    Controls and Procedures...............................................................44

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................45

         Item 6.    Exhibits..............................................................................46

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

     o The extent and duration for which competitors from each segment of the communications industries are able to offer combined or full service packages prior to our being able to do so;
     o Competitor responses to our products and services and overall market acceptance of such products and services;
     o Our ability to purchase network elements or wholesale services from ILECs at a price sufficient to permit the profitable offering of local telephone service at competitive rates;
     o Success and market acceptance for new initiatives, some of which are untested;
     o The level and timing of the growth and profitability of existing and new initiatives, particularly local telephone services expansion including deploying digital local telephone service and wireless services;
     o Start-up costs associated with entering new markets, including advertising and promotional efforts;
     o Risks relating to the operations of new systems and technologies and applications to support new initiatives;
     o The risks associated with technological requirements, technology substitution and changes and other technological developments;
     o   Prolonged service interruptions which could affect our business;
     o Development and financing of communications, local telephone, wireless, Internet and cable networks and services;
     o Future financial performance, including the availability, terms and deployment of capital; the impact of regulatory and competitive developments on capital outlays, and the ability to achieve cost savings and realize productivity improvements and the consequences of increased leverage;
     o   Availability of qualified personnel;
     o Uncertainties in federal military spending levels in markets in which we operate;
     o Uncertainties surrounding the 2005 base realignment and closure program and potential military base closures in markets in which we operate;
     o The effect on us of industry consolidation including the potential acquisition of one or more of our large wholesale customers by a company with commercial relationships with other providers and the ongoing global and domestic trend towards consolidation in the communications industry, which may result in our competitors being larger and better financed with extensive resources and greater geographic reach, allowing them to compete more effectively;
     o The effect on us of pricing pressures, new program offerings and continuing market consolidation in the markets served by our significant customers, MCI, Inc. ("MCI") and Sprint Corporation ("Sprint"); and
     o Other risks detailed from time to time in our periodic reports filed with the SEC.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                            GCI, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)                                                                      (Unaudited)
                                                                                             March 31,         December 31,
                            ASSETS                                                              2005              2004
------------------------------------------------------------------------------------     ----------------- -------------------
Current assets:
  Cash and cash equivalents                                                             $       21,766           31,452
                                                                                         ----------------- -------------------

  Receivables                                                                                   70,690           74,429
  Less allowance for doubtful receivables                                                        2,060            2,317
                                                                                         ----------------- -------------------
     Net receivables                                                                            68,630           72,112

  Deferred income taxes, net                                                                    13,031           13,893
  Prepaid expenses                                                                               7,763            7,907
  Property held for sale                                                                         2,282            2,282
  Inventories                                                                                    1,024            1,215
  Notes receivable from related parties                                                            385              475
  Other current assets                                                                           1,736            2,429
                                                                                         ----------------- -------------------
     Total current assets                                                                      116,617          131,765
                                                                                         ----------------- -------------------

Property and equipment in service, net of depreciation                                         430,799          432,249
Construction in progress                                                                        30,952           22,505
                                                                                         ----------------- -------------------
     Net property and equipment                                                                461,751          454,754
                                                                                         ----------------- -------------------

Cable certificates                                                                             191,241          191,241
Goodwill                                                                                        41,972           41,972
Other intangible assets, net of amortization of $1,917 and $1,625 at March 31, 2005
  and December 31, 2004, respectively                                                            6,566            6,265
Deferred loan and senior notes costs, net of amortization of $3,085 and $2,602 at
  March 31, 2005 and December 31, 2004, respectively                                             9,901           10,341
Notes receivable from related parties                                                            3,527            3,345
Other assets                                                                                    12,283            9,508
                                                                                         ----------------- -------------------
     Total other assets                                                                        265,490          262,672
                                                                                         ----------------- -------------------
       Total assets                                                                     $      843,858          849,191
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


                                       6                             (Continued)

                                            GCI, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Continued)

(Amounts in thousands)                                                                      (Unaudited)
                                                                                             March 31,       December 31,
  LIABILITIES AND STOCKHOLDER'S EQUITY                                                          2005             2004
------------------------------------------------------------------------------------     ----------------- -------------------
Current liabilities:
  Current maturities of obligations under long-term debt and capital leases             $       14,450            6,407
  Accounts payable                                                                              28,472           28,742
  Deferred revenue                                                                              15,880           16,253
  Accrued payroll and payroll related obligations                                               15,175           15,350
  Due to related party                                                                           7,063           10,004
  Accrued liabilities                                                                            6,361            6,760
  Accrued interest                                                                               2,900            8,747
  Subscriber deposits                                                                              409              437
                                                                                         ----------------- -------------------
    Total current liabilities                                                                   90,710           92,700

Long-term debt                                                                                 429,047          436,969
Obligations under capital leases, excluding current maturities                                  31,134           32,750
Obligation under capital lease due to related party, excluding current maturity                    662              672
Deferred income taxes, net of deferred income tax benefit                                       51,667           49,111
Other liabilities                                                                                9,401            8,385
                                                                                         ------------------ -----------------
    Total liabilities                                                                          612,621          620,587
                                                                                         ------------------ -----------------

Stockholder's equity:
  Class A common stock.  Authorized 10 shares; issued .01 shares at
    March 31, 2005 and December 31, 2004                                                       206,622          206,622
  Paid-in capital                                                                                3,647            5,677
  Retained earnings                                                                             20,968           16,305
                                                                                         ------------------ -----------------
    Total stockholder's equity                                                                 231,237          228,604
                                                                                         ------------------ -----------------
Commitments and contingencies

    Total liabilities and stockholder's equity                                          $      843,858          849,191
                                                                                         ================== =================

See accompanying notes to interim condensed consolidated financial statements.

                                     GCI, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                                                                                        Three Months Ended
                                                                                            March 31,
        (Amounts in thousands)                                                          2005          2004
                                                                                   ------------- -------------
        Revenues                                                                  $   106,510       108,916

        Cost of goods sold (exclusive of depreciation, amortization and
          accretion shown separately below)                                            35,200        38,745
        Selling, general and administrative expenses                                   37,180        35,404
        Bad debt recovery                                                                (353)         (397)
        Depreciation, amortization and accretion expense                               17,754        15,758
                                                                                   ------------- -------------
             Operating income                                                          16,729        19,406
                                                                                   ------------- -------------

        Other income (expense):
           Interest expense                                                             8,282)       (7,517)
           Loss on early extinguishment of debt                                           ---        (6,136)
           Amortization and write-off of loan and senior notes fees                      (483)       (2,627)
           Interest income                                                                179           108
                                                                                   ------------- -------------
             Other expense, net                                                        (8,586)      (16,172)
                                                                                   ------------- -------------

             Net income before income taxes                                             8,143         3,234

        Income tax expense                                                              3,480         1,309
                                                                                   ------------- -------------
             Net income                                                           $     4,663         1,925
                                                                                   ============= =============

        See accompanying notes to interim condensed consolidated financial statements.

                                                           GCI, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                                                   (Unaudited)

                                                        Shares of                                         Accumulated
                                                         Class A      Class A                  Retained      Other
                                                         Common       Common       Paid-in     Earnings   Comprehensive
(Amounts in thousands, except share amounts)              Stock        Stock       Capital    (Deficit)   Income (Loss)     Total
                                                       -----------------------------------------------------------------------------
Balances at December 31, 2003                              100      $ 206,622       44,904     (4,947)       (308)         246,271
Components of comprehensive income:
  Net income                                               ---            ---          ---      1,925         ---            1,925
  Change in fair value of cash flow hedge, net of
     change in income tax effect of $58                    ---            ---          ---        ---          95               95
                                                                                                                         -----------
      Comprehensive income                                                                                                   2,020
Net contribution from General Communication, Inc.          ---            ---          922        ---         ---              922
                                                       -----------------------------------------------------------------------------
Balances at March 31, 2004                                 100      $ 206,622       45,826     (3,022)       (213)         249,213
                                                       =============================================================================

Balances at December 31, 2004                              100      $ 206,622        5,677     16,305         ---          228,604
Net income                                                 ---            ---          ---      4,663         ---            4,663
Net distribution to General Communication, Inc.            ---            ---       (2,030)       ---         ---           (2,030)
                                                       -----------------------------------------------------------------------------
Balances at March 31, 2005                                 100      $ 206,622        3,647     20,968         ---          231,237
                                                       =============================================================================

 See accompanying notes to interim condensed consolidated financial statements.

                                       GCI, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                               (Unaudited)

(Amounts in thousands)                                                                      2005             2004
                                                                                      --------------    -------------
Cash flows from operating activities:
   Net income                                                                        $      4,663            1,925
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion expense                                      17,754           15,758
     Deferred income tax expense                                                            3,480            1,309
     Amortization and write-off of loan and senior notes fees                                 483            2,627
     Deferred compensation                                                                    355              127
     Bad debt expense (recovery), net of write-offs                                          (257)              64
     Compensatory stock options                                                                48               77
     Loss on early extinguishment of debt                                                     ---            6,136
     Other noncash income and expense items                                                     5              311
     Change in operating assets and liabilities                                            (6,579)         (13,559)
                                                                                      --------------    -------------
       Net cash provided by operating activities                                           19,952           14,775
                                                                                      --------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment, including construction period interest            (24,414)         (25,201)
   Purchases of other assets and intangible assets                                         (1,445)            (672)
   Notes receivable issued to related parties                                                 (13)             ---
   Proceeds from sales of assets                                                              ---              859
   Refund of deposit                                                                          ---              699
   Payments received on notes receivable from related parties                                 ---              662
   Additions to property held for sale                                                        ---              (81)
                                                                                      --------------    -------------
       Net cash used in investing activities                                              (25,872)         (23,734)
                                                                                      --------------    -------------

Cash flows from financing activities:
   Repayments of capital lease obligations                                                 (1,583)            (409)
   (Distribution to) contribution from General Communication, Inc.                         (2,140)             451
   Payment of debt issuance costs                                                             (43)          (6,429)
   Issuance of new Senior Notes                                                               ---          245,720
   Repayment of old Senior Notes                                                              ---         (180,000)
   Repayment of Senior Credit Facility                                                        ---          (53,832)
   Borrowing on Senior Credit Facility                                                        ---           10,000
   Payment of bond call premiums                                                              ---           (6,136)
                                                                                      --------------    -------------
       Net cash provided by (used in) financing activities                                 (3,766)           9,365
                                                                                      --------------    -------------
       Net increase (decrease) in cash and cash equivalents                                (9,686)             406
       Cash and cash equivalents at beginning of period                                    31,452           10,435
                                                                                      --------------    -------------

       Cash and cash equivalents at end of period                                    $     21,766           10,841
                                                                                      ==============    =============

See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of GCI, Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

       (d)   Asset Retirement Obligations
             Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at March 31, 2005 and 2004 (amounts in thousands):

               Balance at December 31, 2003                        $ 2,005
               Accretion expense for the three months
                 ended March 31, 2004                                   43
               Other                                                   (11)
                                                                    --------
                    Balance at March 31, 2004                      $ 2,037
                                                                    ========

               Balance at December 31, 2004                        $ 2,971
               Accretion expense for the three months
                 ended March 31, 2005                                   49
                                                                    --------
                    Balance at March 31, 2005                      $ 3,020
                                                                    ========

       (e)   Stock Option Plan
             At March 31, 2005, GCI had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25.

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

                                       12                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             Stock-based employee compensation cost is reflected over the options' vesting period of generally five years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income for the three months ended March 31, 2005 and 2004, if we had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands):

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                           2005           2004
                                                                                       -----------    -----------
                Net income, as reported                                               $   4,663          1,925
                Total stock-based employee compensation expense included in
                  reported net income, net of related tax effects                            27             45
                Total stock-based employee compensation expense under the
                  fair-value based method for all awards, net of related tax effects       (511)          (523)
                                                                                       -----------    -----------
                     Pro forma net income                                             $   4,179          1,447
                                                                                       ===========    ===========

             The calculation of total stock-based employee compensation expense under the fair-value based method includes weighted-average assumptions of a risk-free interest rate, volatility and an expected life.

       (f)   New Accounting Standards
             In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will adopt this statement July 1, 2005 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

             In March 2005, the FASB issued FASB Interpretation ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the


                                       13                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and (or) through the normal operation of the asset. We will adopt FIN 47 for our annual report for the year ended December 31, 2005 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

(2) Consolidated Statements of Cash Flows Supplemental Disclosures Changes in operating assets and liabilities consist of (amounts in thousands):

             Three month periods ended March 31,                              2005          2004
                                                                           ----------    ----------
              Increase in accounts receivable                             $  1,814          6,146
              Increase in prepaid expenses                                     144          5,727
              Increase in inventories                                          191            529
              Increase in other current assets                                 693            175
              Decrease in accounts payable                                    (270)       (10,562)
              Decrease in deferred revenues                                   (373)        (6,539)
              Decrease in accrued payroll and payroll related
                 obligations                                                  (175)        (3,234)
              Increase (decrease) in due to related party                   (2,941)         1,012
              Decrease in accrued liabilities                                 (399)          (985)
              Decrease in accrued interest                                  (5,847)        (5,725)
              Decrease in subscriber deposits                                  (28)           (74)
              Increase (decrease) in components of other long-term
                 liabilities                                                   612            (29)
                                                                           ----------    -----------
                                                                          $ (6,579)       (13,559)
                                                                           ==========    ===========

       We paid interest totaling approximately $14.1 million and $13.7 million during the three months ended March 31, 2005 and 2004, respectively. We capitalized interest of approximately $0 and $416,000 during the three months ended March 31, 2005 and 2004, respectively. Capitalized interest is recorded as an addition to Property and Equipment.

       GCI, Inc., as a wholly-owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion of an income tax payment and refund reflects the consolidated group's activity. Income tax refunds received totaled $202,000 and $0 during the three months ended March 31, 2005 and 2004, respectively. We paid no income taxes during the three months ended March 31, 2005 and 2004.

(3)    Intangible Assets
       There have been no events or circumstances that indicate the recoverability of the carrying amounts of indefinite-lived and definite-lived intangible assets has changed as of March 31, 2005. The remaining useful lives of our cable certificates and goodwill were evaluated as of March 31, 2005 and events and circumstances continue to support an indefinite useful life. Our review of the factors in SFAS No. 142, paragraph 11 indicates definite-lived intangible assets continue to be amortized over their useful lives as of March 31, 2005.

                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       On September 29, 2004, the SEC issued SEC Staff Announcement Topic "Use of the Residual Method to Value Acquired Assets Other than Goodwill," ("SEC Staff Announcement") requiring us to apply no later than January 1, 2005 a direct value method to determine the fair value of our intangible assets with indefinite lives other than goodwill for purposes of impairment testing. We adopted the SEC Staff Announcement on December 31, 2004. Our cable certificate assets were originally valued and recorded using the residual method. Impairment testing of our cable certificate assets as of December 31, 2004 used a direct value method pursuant to the SEC Staff Announcement and did not result in impairment.

       Cable certificates are allocated to our cable services segment. Goodwill of approximately $41.0 million is allocated to the cable services segment and approximately $1.0 million is allocated to the long-distance services segment.

       Amortization expense for amortizable intangible assets was $292,000 and $159,000 during the three months ended March 31, 2005 and 2004, respectively.

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

                 Years Ending
                 December 31,
             -------------------
                   2005          $ 1,212
                   2006            1,224
                   2007            1,155
                   2008              918
                   2009              591

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

                                       15                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. Uncertainties exist with respect to the potential realization and the timing of our utilization of the MCI credit. We have accounted for our use of the MCI credit as a gain contingency and, accordingly, will recognize a reduction of bad debt expense as services are provided by MCI and the credit is realized. The use of the credit is recorded as a reduction of bad debt expense. During the three months ended March 31, 2005 and 2004 we realized $893,000 and $1.2 million, respectively, of the MCI credit against amounts payable for services received from MCI.

       The remaining unused MCI credit totaled $2.8 million and $3.7 million at March 31, 2005 and December 31, 2004, respectively. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

(5)    Industry Segments Data
       Our reportable segments are business units that offer different products. The reportable segments are each managed separately and offer distinct products with different production and delivery processes.

       As of January 1, 2005 financial information for our SchoolAccess(TM) offering to rural school districts and a similar offering to rural hospitals and health clinics ("Broadband services") is not included in the long-distance services segment but is included in "All Other" category. Segment and All Other category data for the three months ended March 31, 2004 have been restated to reflect the change.

       We have four reportable segments as follows:

          Long-distance services. We offer a full range of common carrier long-distance services to commercial, government, other telecommunications companies and residential customers, through our networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations.

          Cable services. We provide cable television services to residential, commercial and government users in the State of Alaska. Our cable systems serve 36 communities and areas in Alaska, including the state's four largest urban areas, Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Juneau. We offer digital cable television services in Anchorage, the Matanuska-Susitna Valley, Fairbanks, Juneau, Ketchikan, Kenai, Soldotna, Kodiak, Seward, Cordova, Valdez, and Nome and retail cable modem service (through our Internet services segment) in all of our locations in Alaska except Kotzebue.

          Local access services. We offer facilities based competitive local exchange services in Anchorage, Fairbanks and Juneau and plan to provide similar competitive local exchange services in other locations pending regulatory approval and subject to availability of capital. Revenue, costs of sales and service and operating expenses for our phone directories are included in the local access services segment.

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

       Included in the "All Other" category in the tables that follow are our Broadband services, managed services, product sales and cellular telephone services. None of these business units has ever met the quantitative thresholds for determining reportable segments. Also included in the All Other category are corporate related expenses including information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses.

       We evaluate performance and allocate resources based on (1) earnings or loss from operations before depreciation, amortization and accretion expense, net other expense and income taxes, and (2) operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2004 annual report on Form 10-K. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

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

                                       17                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Summarized financial information for our reportable segments for the three months ended March 31, 2005 and 2004 follows (amounts in thousands):

                                                      Reportable Segments
                                     ---------------------------------------------------------
                                         Long-              Local                 Total
                                       Distance   Cable     Access   Internet   Reportable       All
                                       Services  Services  Services  Services    Segments       Other      Total
                                     -------------------------------------------------------------------------------
                   2005
                   ----
       Revenues:
         Intersegment                $   3,960       864     2,280      229        7,333           336      7,669
         External                       44,742    25,899    13,295    7,309       91,245        15,265    106,510
                                     -------------------------------------------------------------------------------
            Total revenues           $  48,702    26,763    15,575    7,538       98,578        15,601    114,179
                                     ===============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, accretion,
         net interest expense and
         income taxes                $  24,257    11,600     1,100    2,964       39,921        (5,438)    34,483
                                     ===============================================================================

       Operating income (loss)       $  18,005     6,502      (507)   1,869       25,869        (9,140)    16,729
                                     ===============================================================================

                   2004
                   ----
       Revenues:
         Intersegment                $   3,434       617     2,340      926        7,317           186      7,503
         External                       44,526    24,852    11,792    6,406       87,576        21,340    108,916
                                     -------------------------------------------------------------------------------
            Total revenues           $  47,960    25,469    14,132    7,332       94,893        21,526    116,419
                                     ===============================================================================

       Earnings (loss) from
         operations before
         depreciation,
         amortization, accretion,
         net interest expense and
         income taxes                $  24,149    11,028       512    1,838       37,527        (2,363)    35,164
                                     ===============================================================================

       Operating income (loss)       $  17,924     6,349      (380)     914       24,807        (5,401)    19,406
                                     ===============================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

         Three months ended March 31,                                             2005             2004
                                                                            --------------- ---------------
         Reportable segment revenues                                       $     98,578           94,893
         Plus All Other revenues                                                 15,601           21,526
         Less intersegment revenues eliminated in consolidation                   7,669            7,503
                                                                            --------------- ---------------
              Consolidated revenues                                        $    106,510          108,916
                                                                            =============== ===============

                                       18                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment earnings from operations before depreciation, amortization and accretion expense, net other expense and income taxes to consolidated net income before income taxes follows (amounts in thousands):

         Three months ended March 31,                                             2005             2004
                                                                            -------------- ----------------
         Reportable segment earnings from operations before
           depreciation, amortization and accretion expense, net other
           expense and income taxes                                        $     39,921           37,527
         Less All Other loss from operations before depreciation,
           amortization and accretion expense, net other expense and
           income taxes                                                           5,438            2,363
                                                                            -------------- ----------------
              Consolidated earnings from operations before
                depreciation, amortization and accretion expense, net
                other expense and income taxes                                   34,483           35,164
         Less depreciation, amortization and accretion expense                   17,754           15,758
                                                                            -------------- ----------------
              Consolidated operating income                                      16,729           19,406
         Less other expense, net                                                  8,586           16,172
                                                                            -------------- ----------------
              Consolidated net income before income taxes                  $      8,143            3,234
                                                                            ============== ================

       A reconciliation of reportable segment operating income to consolidated net income before income taxes follows (amounts in thousands):

         Three months ended March 31,                                             2005             2004
                                                                            --------------- ---------------
         Reportable segment operating income                               $     25,869           24,807
         Less All Other operating loss                                            9,140            5,401
                                                                            --------------- ---------------
              Consolidated operating income                                      16,729           19,406
         Less other expense, net                                                  8,586           16,172
                                                                            --------------- ---------------
              Consolidated net income before income taxes                  $      8,143            3,234
                                                                            =============== ===============

                                       19                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(6)    Commitments and Contingencies

       Litigation and Disputes
       We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty we do not expect at this time the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.

       Telecommunication Services Agreements
       We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer. The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year. The agreement may be canceled by either party with 180 days written notice. On March 24, 2005, the lessee announced that they had signed a contract with a competitor to build a microwave system to run parallel with our fiber optic cable system. The lessee also announced their intention to utilize the microwave system in place of our fiber optic cable system. The lessee has not notified us in writing of their intent to cancel our agreement. We are unable to predict the financial impact of this event on our results of operations, financial position and cash flows.

       A summary of minimum future service revenues from this agreement, follows (amounts in thousands):

          Years ending December 31,
            2005                                                $  13,200
            2006                                                   13,200
            2007                                                   13,200
            2008                                                   13,200
            2009                                                   13,200
            2010 and thereafter                                    85,276
                                                                 ----------
              Total minimum future service revenues             $ 151,276
                                                                 ==========

       Anchorage UNEs Arbitration
       On June 25, 2004 the RCA issued an order in our arbitration with Alaska Communications Systems Group, Inc. ("ACS") to revise the rates, terms, and conditions that govern access to UNEs in the Anchorage market. The RCA's ruling set rates for numerous elements of ACS' network, the most significant being the lease rate for local loops. The order initially increased the loop rate from $14.92 to $19.15 per loop per month. We immediately filed a petition for reconsideration with the RCA to correct computational errors and raise other issues. On August 20, 2004, the RCA ruled on the petition and retroactively lowered the loop rate to $18.64 per month. In January 2005 we appealed the RCA ruling to the Federal District Court arguing that the pricing and methodology used by ACS and approved by the RCA was flawed and in violation of federal law. We cannot predict at this time the outcome of the lawsuit.

                                       20                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Intrastate Access Refund
       On May 15, 2003, AT&T Corp. ("AT&T") filed a petition with the FCC requesting a declaratory ruling that intrastate access charges do not apply to certain of its calling card offerings. When AT&T Alascom, a subsidiary of AT&T, characterized calling card calls that originate and terminate in Alaska as interstate, they shifted certain intrastate access charges payable to Alaska local exchange carriers to us. In a proceeding before the RCA, the RCA had already declared this AT&T Alascom practice to be improper. After AT&T petitioned the FCC, the RCA stayed AT&T Alascom's obligations to make back payments for the period prior to April, 2004, but ordered AT&T Alascom to pay on an ongoing basis from April 1, 2004. On February 23, 2005, the FCC also ruled against AT&T, consistent with the RCA's prior findings. With this ruling, we can now seek to collect refunds for the intrastate access charge amounts that AT&T Alascom unlawfully shifted to us prior to April 1, 2004. On March 28, 2005, AT&T filed an appeal of the FCC order to the federal Court of Appeals for the District of Columbia Circuit. AT&T has also sought from the court a stay of the FCC's ruling. We have not completed our calculations of the amounts due to us and cannot predict at this time the ultimate amount to be refunded pursuant to this gain contingency, however it could be material to our results of operations, financial position and cash flows.

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

GCI, Inc. was incorporated under the laws of the State of Alaska in 1997 to affect the issuance of senior notes. GCI, Inc., a wholly-owned subsidiary of GCI, received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. Shares of GCI's Class A common stock are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol GNCMA. Shares of GCI's Class B common stock are traded on the Over-the-Counter market. Shares of GCI, Inc.'s common stock are not publicly traded.

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

As of January 1, 2005 financial information for Broadband services is not included in the long-distance services segment but is included in "All Other" category. Segment and All Other category data for the three months ended March 31, 2004 have been restated to reflect the change.

Results of Operations

The following table sets forth selected Statements of Income data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

                                                                                       Percentage
                                                                                       Change (1)
                                                             Three Months Ended           2005
                                                                  March 31,                vs.
    (Unaudited)                                               2005         2004           2004
                                                              ----         ----           ----
    Statements of Income Data:
      Revenues:
        Long-distance services segment                        42.0%        40.9%           0.5%
        Cable services segment                                24.3%        22.8%           4.2%
        Local access services segment                         12.5%        10.8%          12.7%
        Internet services segment                              6.9%         5.9%          14.1%
        All other                                             14.3%        19.6%         (28.5%)
                                                         -----------------------------------------
          Total revenues                                     100.0%       100.0%          (2.2%)
      Selling, general and administrative expenses            34.9%        32.5%           5.0%
      Bad debt recovery                                       (0.3%)       (0.4%)        (11.1%)
      Depreciation, amortization and accretion expense        16.7%        14.5%          12.7%
      Operating income                                        15.7%        17.8%         (13.8%)
      Net income before income taxes                           7.6%         3.0%         151.8%
      Net income                                               4.4%         1.8%         142.2%
    Other Operating Data:

    Long-distance services segment operating income (2)       40.2%        40.3%           0.4%
    Cable services segment operating income (3)               25.1%        25.5%           2.4%
    Local access services segment operating loss (4)          (3.8%)       (3.2%)        (33.4%)
    Internet services segment operating income (5)            25.6%        14.3%         104.5%

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

Three Months Ended March 31, 2005 ("2005") Compared To Three Months Ended March 31, 2004 ("2004")

Overview of Revenues and Cost of Goods Sold
Total revenues decreased 2.2% from $108.9 million in 2004 to $106.5 million in 2005. Revenue increases in each of our segments were off-set by a decrease in All Other Services revenues. See the discussion below for more information by segment.

Total Cost of Goods Sold decreased 9.2% from $38.7 million in 2004 to $35.2 million in 2005. Decreases in cable services segment and All Other Services Cost of Goods Sold were partially off-set by increased long-distance services, local access services and Internet services segments Cost of Goods Sold. See the discussion below for more information by segment.

Long-Distance Services Segment Overview
Long-distance services segment revenue in 2005 represented 42.0% of consolidated revenues. Our provision of interstate and intrastate long-distance services, and private line and leased dedicated capacity services accounted for 89.2% of our total long-distance services segment revenues during 2005.

Factors that have the greatest impact on year-to-year changes in long-distance services segment revenues include the rate per minute charged to customers, usage volumes expressed as minutes of use, and the number of private line, and leased dedicated service in use.

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

On July 21, 2002 MCI and substantially all of its active United States subsidiaries, on a combined basis a major customer, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. On July 22, 2003, the United States Bankruptcy Court approved a settlement agreement for pre-petition amounts owed to us by MCI and affirmed all of our existing contracts with MCI. MCI emerged from bankruptcy protection on April 20, 2004. The remaining pre-petition accounts receivable balance owed by MCI to us after this settlement was $11.1 million which we have used and will continue to use as a credit against amounts payable for services purchased from MCI.

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, are recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized. During 2005 and 2004 we realized approximately $893,000 and $1.2 million, respectively, of the MCI credit against amounts payable for services received from MCI.

The remaining unused MCI credit totaled $2.8 million at March 31, 2005. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

In 2005 we renewed our agreement to provide interstate and intrastate long-distance services to MCI through December 2009 with five one-year automatic extensions to December 2014. The amendment includes new rates mandated by the Consolidated Appropriations Act for Fiscal Year 2005 signed into law December 8, 2004 and effective January 22, 2005 which will result in rate decreases of 3% per year ("Tariff 11 Rates").

In May 2005 Verizon Communications, Inc. agreed to acquire MCI. Any such acquisition will require approval of shareholders and anti-trust regulators. We are unable to predict the impact that a merger with or an acquisition of MCI will have upon us, however given the materiality of MCI's revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

The initial term of our contract to provide interstate and intrastate long-distance services to Sprint ends in March 2007 with two one-year automatic extensions to March 2009. In 2005 we amended the original agreement to include Tariff 11 Rates.

In December 2004 Sprint and Nextel Communications, Inc. announced a merger. The agreement requires approval of shareholders and anti-trust regulators, as well as state utility commissions that license phone service. We are unable to predict the outcome this merger will have upon us.

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

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 0.5% to $44.7 million in 2005. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                        2005              2004        Percentage Change
                                                                   --------------    -------------    -----------------
   Common carrier message telephone services                      $    19,327            21,170             (8.7%)
   Residential, commercial and governmental message telephone
     services                                                           9,600             9,893             (3.0%)
   Private line and private network services                           11,000            10,366              6.1%
   Lease of fiber optic cable system capacity                           4,815             3,097             55.5%
                                                                   --------------    -------------    -----------------
   Total long-distance services segment revenue                   $    44,742            44,526              0.5%
                                                                   ==============    =============    =================

Common Carrier Message Telephone Services Revenue
The 2005 decrease in message telephone service revenues from other common carriers (principally MCI and Sprint) resulted from a 10.1% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the June 2004 amendment of our contract to provide interstate and intrastate long-distance services to Sprint.

The decrease in message telephone service revenues from other common carriers in 2005 was partially off-set by a 0.5% increase in wholesale minutes carried to
226.6 million minutes.

Residential, Commercial, and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial, and governmental customers follow:

                                                     2005                  2004            Percentage Change
                                               ------------------    ------------------    -----------------
   Retail minutes carried                         75.9 million          76.2 million            (0.4%)
   Average rate per minute (1)                       $0.131                $0.130                0.8%
   Number of active residential,
     commercial and governmental
     customers (2)                                   91,800                86,100                6.6%

   ------------------------------------
   1 Residential, commercial, and governmental message telephone services revenues excluding plan fees associated with the carriage of data services divided by the retail minutes carried.
   2 All current subscribers who have had calling activity during March 2005 and 2004, respectively.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in 2005 is primarily due to decreased minutes carried for these customers and is partially off-set by an increase in the average rate per minute and an increase in the number of active residential, commercial, and governmental customers billed. The increase in the number of customers billed is primarily due to our promotion of and our customers' enrollment in bundled offerings to our residential customers, partially off-set by the effect of customers substituting cellular phone, prepaid calling card, and email usage for direct dial minutes.

Fiber Optic Cable System Capacity Lease Revenue
The increase in fiber optic cable system capacity lease revenues is primarily due to a lease of capacity on the AULP East fiber optic cable system resulting in increased monthly revenue of approximately $430,000 starting in July 2004.

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment Cost of Goods Sold increased 2.6% to $12.8 million in 2005 primarily due to the receipt of a $400,000 refund in 2004 from an intrastate access cost pool that previously overcharged us for access services.

The increase in the long-distance services segment Cost of Goods Sold is partially off-set by reduced access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.063 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows.

Long-distance Services Segment Operating Income
Long-distance services segment operating income increased 0.5% to $18.0 million from 2004 to 2005 primarily due to the following:

     o A 0.5% increase in long-distance services segment revenue to $44.7 million in 2005, as discussed above, and
     o A $337,000 decrease in long-distance services segment selling, general and administrative expenses to $8.3 million in 2005.

The increase in long-distance services segment operating income was partially off-set by the following:

     o A 2.6% increase in long-distance services segment costs of goods sold to $12.8 million in 2005, as discussed above, and
     o A 0.4% increase in long-distance services segment depreciation, amortization and accretion expense to $6.3 million in 2005 as compared to 2004 primarily due to our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in long-distance services segment equipment and facilities placed into service during the three months ended March 31, 2005 for which a partial year of depreciation will be recorded in the year ended December 31, 2005.

Cable Services Segment Overview
Cable services segment revenues in 2005 represented 24.3% of consolidated revenues. Our cable systems serve 36 communities and areas in Alaska, including the state's four largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley and Juneau. On February 1, 2005 we acquired all of the assets of Barrow Cable TV, Inc. ("BCTV") for approximately $1.6 million. The BCTV asset purchase resulted in approximately 950 additional subscribers and approximately 1,100 additional homes passed.

We generate cable services segment revenues from four primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and other one-time events, such as sporting events; (2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales. During 2005 programming services generated 72.6% of total cable services segment revenues, cable services' allocable share of cable modem services accounted for 12.6% of such revenues, equipment rental and installation fees accounted for 10.6% of such revenues, advertising sales accounted for 3.4% of such revenues, and other services accounted for the remaining 0.8% of total cable services segment revenues.

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

Cable Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our cable services segment follow:

                                                               March 31,                Percentage
                                                         2005             2004            Change
                                                    -------------    -------------    ----------------
   Basic subscribers                                   136,100          134,000             1.6%
   Digital programming tier subscribers                 48,000           34,000            41.2%
   Cable modem subscribers                              69,300           51,700            34.0%
   Homes passed                                        209,600          203,400             3.0%

A basic cable subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets or digital programming tiers purchased.

A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

Total cable services segment revenues increased 4.2% to $25.9 million and average gross revenue per average basic subscriber per month increased $3.14 or 5.0% in 2005.

The increase in cable services segment revenues is primarily due to a 3.0% increase in programming services to $18.8 million due to an increase in basic subscribers in 2005 and a 54.4% increase in digital set-top box rental revenue to $2.6 million in 2005 primarily caused by the increased use of digital distribution technology.

Cable services segment Cost of Goods Sold decreased 0.7% to $7.0 million in 2005 primarily due to arrangements with suppliers in which we received rebates in 2005 upon us meeting specified goals. The decrease in Cable services segment Cost of Goods Sold is partially off-set by programming cost increases for most of our cable programming service offerings.

Cable Services Segment Operating Income
Cable services segment operating income increased 2.4% to $6.5 million from 2004 to 2005 primarily due to the 4.2% increase in cable services segment revenues to $25.9 million in 2005 and the 0.7% decrease in Cost of Goods Sold to $7.0 million in 2005 described above, partially off-set by the following:

     o A $566,000 increase in cable services segment selling, general and administrative expenses to $7.1 million in 2005, and
     o A 9.0% increase in cable services segment depreciation, amortization and accretion expense to $5.1 million in 2005 as compared to 2004 primarily due to our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in cable services segment equipment and facilities placed into service during the three months ended March 31, 2005 for which a partial year of depreciation will be recorded in the year ended December 31, 2005.

Multiple System Operator ("MSO") Operating Statistics
Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services segment's facilities.

Our capital expenditures by standard reporting category for the three months ended March 31, 2005 and 2004 follows (amounts in thousands):

                                                     2005              2004
                                                 -------------     -------------
    Customer premise equipment                  $    3,558             3,438
    Commercial                                          97                47
    Scalable infrastructure                            552             1,755
    Line extensions                                     44                44
    Upgrade/rebuild                                  4,057             1,770
    Support capital                                     69               181
                                                 -------------     -------------
    Sub-total                                        8,377             7,235

    Remaining reportable segments and
      All Other capital expenditures                16,037            17,966
                                                 -------------     -------------
                                                $   24,414            25,201
                                                 =============     =============

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment's facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At March 31, 2005 and 2004 we had 124,200 and 122,100 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At March 31, 2005 and 2004 we had 215,800 and 185,800 revenue generating units, respectively.

Local Access Services Segment Overview
During 2005 local access services segment revenues represented 12.5% of consolidated revenues. We generate local access services segment revenues from three primary sources: (1) business and residential basic dial tone services;
(2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges.

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

At March 31, 2005, 112,600 lines were in service as compared to approximately 108,600 lines in service at March 31, 2004. We estimate that our 2005 lines in service represents a statewide market share of approximately 24%. A line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Our access line mix at March 31, 2005 follows:

     o   Residential lines represent approximately 61% of our lines,
     o   Business customers represent approximately 36% of our lines, and
     o   Internet access customers represent approximately 3% of our lines.

In April 2004 we successfully launched our DLPS deployment utilizing our Anchorage coaxial cable facilities. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC. To ensure the necessary equipment is available to us, we have committed to purchase a certain number of outdoor, network powered multi-media adapters. At March 31, 2005 we had approximately 10,400 DLPS lines in service. We plan to continue to deploy additional DLPS lines during the year ended December 31, 2005.

Approximately 85% of our lines are provided on our own facilities and leased local loops. Approximately 6% of our lines are provided using the UNE platform delivery method.

In January 2005 we applied to the RCA to expand our existing certification for the provision of competitive local service. We applied to provide service in competition with the existing service provider in five service areas which include the communities of Ketchikan, Cordova, Chitina, Glenallen, McCarthy, Mentasta, Tatitlek, Valdez, Delta Junction, Homer, Kenai, Kodiak, Soldotna, Nenana, North Pole, and the area from Eagle River to Healy. In addition, we have requested approval to offer local service in six areas covered by our cable facilities only which include the communities of Wrangell, Petersburg, Sitka, Seward, Bethel, and Nome.

We plan to offer service in these new areas using a combination of methods. To a large extent, we plan to use our existing cable network to deliver local services. Where we do not have cable plant, we may use wireless technologies and resale of other carrier's services. We may lease portions of an existing carrier's network or seek wholesale discounts, but our application is not dependent upon access to either unbundled network elements of the ILEC's network or wholesale discount rates for resale of ILEC services. We expect the RCA to decide this application within the six month statutory requirement period.

On June 25, 2004 the RCA issued an order in our arbitration with ACS to revise the rates, terms, and conditions that govern access to UNEs in the Anchorage market. The RCA's ruling set rates for numerous elements of ACS' network, the most significant being the lease rate for local loops. The order initially increased the loop rate payable to ACS from $14.92 to $19.15 per loop per month. We immediately filed a petition for reconsideration with the RCA to correct computational errors and raise other issues. On August 20, 2004, the RCA ruled on the petition and retroactively lowered the loop rate to $18.64 per month. In January 2005 we appealed the RCA ruling to the Federal District Court arguing that the pricing and methodology used by ACS and approved by the RCA was flawed and in violation of federal law. We cannot predict at this time the outcome of the lawsuit.

On February 22, 2005, in a complaint proceeding brought by us, the RCA released a ruling that Matanuska Telephone Association's ("MTA's") rural exemption for the areas served by MTA Vision, Inc. had been lifted by virtue of its offering of video programming services and that we may negotiate and arbitrate with MTA. We tendered a renewed interconnection request to MTA on February 25, 2005 and are proceeding with such negotiations. In the event negotiations are unsuccessful, an arbitration will be requested which must be completed under the provisions of the 1996 Telecom Act by November 25, 2005.

On May 2, 2005 we tendered an interconnection request to the City of Ketchikan d/b/a Ketchikan Public Utilities ("KPU"), which had been authorized by the RCA to provide video programming services through its KPU CommVision division on April 26, 2005. Under the terms of Section 251(f)(1)(C) of the Telecommunications Act of 1996 KPU's current rural exemption from negotiation will be forfeited if, and when, KPU commences offering video programming. Under the terms of Section 251(f)(1)(B), the RCA must conduct and complete an inquiry on the continuation of KPU's rural exemption within 120 days of the interconnection request or August 30, 2005.

Local Access Services Segment Revenues and Cost of Goods Sold
Local access services segment revenues increased 12.7% in 2005 to $13.3 million primarily due to the following:

     o   Growth in the average number of lines in service, and
     o   $787,000 increase in support from the Universal Service Program.

Local access services segment Cost of Goods Sold increased 11.2% to $7.3 million in 2005 primarily due to the growth in the average number of lines in service and the increased costs resulting from the RCA's Anchorage UNE arbitration settlement order in June 2004 which increased the UNE lease rate payable to ACS from $14.92 to $18.64 per line per month beginning on June 25, 2004. Additionally, the UNE lease rates payable to ACS in Fairbanks and Juneau increased from $19.19 to $23.00 and $16.71 to $18.00, respectively, as of January 1, 2005.

Local Access Services Segment Operating Loss
Local access services segment operating loss increased $127,000 to ($507,000) from 2004 to 2005 primarily due to the following:

     o The 11.2% increase in Cost of Goods Sold to $7.3 million discussed above,
     o A $175,000 increase in local access services segment selling, general and administrative expenses to $4.9 million, and
     o An 80.2% increase in local access services segment depreciation, amortization and accretion expense to $1.6 million in 2005 as compared to 2004 primarily due to our investment in local access services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in local access services segment equipment and facilities placed into service during the three months ended March 31, 2005 for which a partial year of depreciation will be recorded in 2005.

The operating loss increase was partially off-set by the 12.7% revenue increase to $13.3 million in 2005 discussed above.

The local access services segment operating results are negatively affected by the allocation of all of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long-distance services segment, the local access services segment operating loss would have improved by approximately $1.8 million and the long-distance services segment operating income would have been reduced by an equal amount in 2005. Avoided access charges totaled approximately $1.7 million in 2004.

Internet Services Segment Overview
During 2005 Internet services segment revenues represented 6.9% of consolidated revenues. We generate Internet services segment revenues from three primary sources: (1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services segment's allocable share of cable modem revenue (a portion of cable modem revenue is also recognized by our cable services segment).

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

Internet Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our Internet services segment follow:

                                                       March 31,                 Percentage
                                                 2005             2004             Change
                                             ------------     ------------    ---------------
   Total Internet subscribers                   101,700          100,600             1.1%
   Cable modem subscribers                       69,300           51,700            34.0%
   Dial-up subscribers                           32,400           48,900           (33.7%)

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

Total Internet services segment revenues increased 14.1% to $7.3 million in 2005 primarily due to the 12.4% increase in its allocable share of cable modem revenues to $3.1 million in 2005 as compared to 2004. The increase in cable modem revenues is primarily due to growth in cable modem subscribers. Additionally, in 2004 the Internet services segment sold services to Broadband services (included in the All Other category) and all of the revenue was eliminated from the Internet services segment. In 2005 Broadband services and Internet services are operating under a revenue-share agreement that has resulted in an allocation of revenue between the Internet services segment and the All Other category. Internet services segment revenue would have been $6.8 million and $6.4 million in 2005 and 2004, respectively, if the change in the external revenue distribution had not occurred.

Internet services Cost of Goods Sold increased 6.9% to $1.9 million in 2005 associated with increased Internet services segment revenues.

Internet Services Segment Operating Income
Internet services segment operating income increased 104.5% to $1.9 million from 2004 to 2005 primarily due to the 14.1% increase in Internet services segment revenues to $7.3 million in 2005 as described above and a $353,000 decrease in selling, general and administrative expenses to $2.4 million.

The operating income increase is partially off-set by the 6.9% increase in Cost of Goods Sold to $1.9 million as described above and a 18.5% increase in Internet services segment depreciation, amortization and accretion expense to $1.1 million in 2005 as compared to 2004 primarily due to our investment in Internet services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a full year of depreciation will be recorded in the year ended December 31, 2005, and our investment in Internet services segment equipment and facilities placed into service during the three months ended March 31, 2005 for which a partial year of depreciation will be recorded in 2005.

All Other Overview
Revenues reported in the All Other category as described in note 5 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements" include our Broadband services, managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 14.3% of total revenues in 2005.

We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer. The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year. The agreement may be canceled by either party with 180 days written notice. On March 24, 2005, the lessee announced that they had signed a contract with a competitor to build a microwave system to run parallel with our fiber optic cable system. The lessee also announced their intention to utilize the microwave system in place of our fiber optic cable system. The lessee has not notified us in writing of their intent to cancel our agreement. Revenue associated with this agreement totals approximately $13.2 million per year. We are unable to predict the financial impact of this event on our results of operations, financial position and cash flows, however we believe that operating income from sales or leases of capacity and provision of other services on this fiber optic system to other customers will partially offset operating income reductions that may result if our contract is cancelled.

All Other Revenues and Cost of Goods Sold
All Other revenues decreased 28.5% to $15.3 million in 2005 primarily due to the following:

     o $6.1 million earned in 2004 from an equipment sale and installation project, and
     o A 1.7% decrease in Broadband services revenue to $7.2 million in 2005 as compared to 2004 due to a change in the allocation of external revenue between our Internet services segment and Broadband services. In 2004 all of a certain revenue stream was retained by Broadband services and the associated internal Cost of Goods Sold purchased from the Internet services segment was eliminated from the All Other category. In 2005 Broadband services and Internet services operate under a revenue-share agreement that has resulted in an allocation of the revenue between the Internet services segment and the All Other category. Broadband services revenue would have been $7.7 million and $7.4 million in 2005 and 2004, respectively, if the change in the external revenue allocation had not occurred.

All Other Cost of Goods Sold decreased 43.0% to $6.2 million in 2005. The decrease in All Other Cost of Goods Sold is primarily due to $5.5 million in costs in 2004 associated with an equipment sale and installation project.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5.0% to $37.2 million in 2005 primarily due to a $879,000 increase in contract labor and contract services expenses associated with special projects. As a percentage of total revenues, selling, general and administrative expenses increased to 34.9% in 2005 from 32.5% in 2004, primarily due to an increase in selling, general and administrative expenses without a proportional increase in revenues.

Bad Debt Recovery
Bad debt recovery decreased approximately $44,000 to a net recovery of ($353,000) in 2005. The bad debt recovery is primarily due to realization of approximately $893,000 of the MCI credit through a reduction to bad debt expense in 2005, as further discussed above in "Long Distance Services Segment Overview." We realized approximately $1.2 million of the MCI credit through a reduction to bad debt expense in 2004.

Depreciation, Amortization and Accretion Expense
Depreciation, amortization and accretion expense increased 12.7% to $17.8 million in 2005. The increase is primarily attributed to our $122.9 million investment in equipment and facilities placed into service during 2004 for which a full year of depreciation will be recorded in 2005, and the $16.0 million investment in equipment and facilities placed into service during the three months ended March 31, 2005 for which a partial year of depreciation will be recorded in 2005.

Other Expense, Net
Other expense, net of other income, decreased 46.9% to $8.6 million in 2005 primarily due to following:

     o In 2004 we paid bond call premiums totaling $6.1 million to redeem our old Senior Notes, and
     o As a result of redeeming our old Senior Notes in 2004 we recognized $2.3 million in unamortized old Senior Notes fee expense.

Partially offsetting the decreases described above was an increase in interest expense of approximately $778,000 in 2005 on our new Senior Notes due to an increase in the outstanding balance owed, partially off-set by a decreased interest rate in 2005 as compared to 2004.

Income Tax Expense
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity and balances.

Income tax expense was $3.5 million in 2005 and $1.3 million in 2004. The change was due to increased net income before income taxes in 2005 as compared to 2004. Our effective income tax rate increased from 40.5% in 2004 to 42.7% in 2005 due to adjustments of deferred tax assets and liabilities in 2004.

At March 31, 2005, we have (1) tax net operating loss carryforwards of approximately $175.4 million that will begin expiring in 2007 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $1.9 million available to offset regular income taxes payable in future years. We estimate that we will utilize net operating loss carryforwards of approximately $15.4 million during the year ended December 31, 2005. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

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

Liquidity and Capital Resources

Cash flows from operating activities totaled $20.0 million in 2005 as compared to $14.8 million in 2004. The 2005 increase is primarily due to increased cash flow from our long-distance services, cable services, local access services and Internet services segments and a $4.1 million decrease in the payment of our company-wide success sharing bonus in 2005, partially off-set by decreased cash flows from All Other Services.

Other uses of cash during 2005 included expenditures of $24.4 million for property and equipment, including construction in progress, and the purchase of $5.3 million of GCI's common stock.

Working capital totaled $25.9 million at March 31, 2005, a $13.2 million decrease as compared to $39.1 million at December 31, 2004. The decrease is primarily due to the $8.0 million increase in the portion of our Senior Credit Facility classified as current maturity at March 31, 2005 as compared to December 31, 2004, the use of $5.3 million to repurchase shares of GCI's Class A common stock in 2005 as compared to no such repurchases in 2004, and the use of cash to fund our capital expenditures during 2005.

We have outstanding Senior Notes of $316.0 million at March 31, 2005. We pay interest of 7.25% on the Senior Notes. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the life of the Senior Notes.

A semi-annual interest payment of approximately $11.6 million was paid in February 2005; the next semi-annual interest payment will be made in August 2005.

The Senior Notes limit our ability to make cash dividend payments. The Senior Notes are due in February 2014.

In December 2004 we sold $70.0 million in aggregate principal amount of senior unsecured debt securities to qualified institutional buyers pursuant to Rule 144A and non-United States persons pursuant to Regulation S. On May 6, 2005, we commenced an offer to exchange these privately issued Senior Notes that have been registered under the Securities Act and have otherwise identical terms to the original Senior Notes privately issued in February 2004 (except for provisions relating to our obligations to consummate the exchange offer).

We were in compliance with all Senior Notes loan covenants at March 31, 2005.

Our Senior Credit Facility term loan is fully drawn and we have letters of credit outstanding totaling $5.5 million, which leaves $44.5 million available to draw under the revolving credit facility at March 31, 2005 if needed. We have not borrowed under the revolving portion of our Senior Credit Facility in 2005. Our ability to draw down the revolving portion of our Senior Credit Facility could be diminished if we are not in compliance with all Senior Credit Facility covenants or have a material adverse change at the date of the request for the draw.

We are required to pay down $168,000 and $8.0 million in term loan principal on our Senior Credit Facility by December 31, 2005 and March 31, 2006, respectively. All outstanding amounts under our Senior Credit Facility are due October 31, 2007. We expect to refinance our Senior Credit Facility in 2005.

We were in compliance with all Senior Credit Facility loan covenants at March 31, 2005.

Our expenditures for property and equipment, including construction in progress, totaled $24.4 million and $25.2 million during the three months ended March 31, 2005 and 2004, respectively. Our capital expenditures requirements in excess of approximately $25 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2005 expenditures for property and equipment for our core operations, including construction in progress, to total $80.0 million to $85.0 million, depending on available opportunities and the amount of cash flow we generate during 2005.

Planned capital expenditures over the next five years include those necessary for continued expansion of our long-distance, local exchange and Internet facilities, supplementing our existing network backup facilities, continuing deployment of DLPS, and upgrades to and expansions of our cable television plant.

In December 2004 Sprint and Nextel Communications, Inc. announced a merger. The agreement requires approval of shareholders and anti-trust regulators, as well as state utility commissions that license phone service. Sprint is one of our significant customers. We are unable to predict the outcome this merger will have on us.

In May 2005 Verizon Communications, Inc. agreed to acquire MCI, our major customer. Any such acquisition will require approval of shareholders and anti-trust regulators. We are unable to predict the impact that a merger with or an acquisition of MCI will have upon us, however given the materiality of MCI's revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

A migration of MCI's or Sprint's traffic off of our network without it being replaced by other common carriers that interconnect with our network could have a materially adverse impact on our financial position, results of operations and liquidity.

Dividends on GCI's Series B preferred stock are payable in cash at the semi-annual payment dates of April 30 and October 31 of each year. GCI's next Series B preferred stock dividend is due April 30, 2005.

GCI's Board of Directors has authorized a common stock buyback program for the repurchase of GCI's Class A and Class B common stock. We pay for the stock repurchases on GCI's behalf. GCI's Board of Directors authorized us and we obtained permission from our lenders and GCI's preferred shareholder for up to $10.0 million of repurchases during the six month period ended June 30, 2005. During the three month period ended March 31, 2005 we repurchased on GCI's behalf 571,637 shares of GCI's Class A common stock at a cost of approximately $5.7 million. We expect to continue the repurchases on GCI's behalf throughout 2005 subject to the availability of free cash flow, borrowing under our credit facilities, the price of GCI's Class A and Class B common stock and the requisite consents of our lenders and GCI's preferred shareholder. The repurchases have and will continue to comply with the restrictions of SEC rule 10b-18.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," requiring all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. After consideration of the SEC's April 2005 amendment of the SFAS No. 123R compliance dates, SFAS No. 123R is effective for annual periods beginning after June 15, 2005, or December 15, 2005 for small business issuers. As of January 1, 2006, we will apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after January 1, 2006 for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. In March 2005 the SEC issued SAB No. 107 expressing the SEC staff's view regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and providing the staff's views regarding the valuation of share-based payment arrangements for public companies. We estimate the application of SFAS No. 123R will result in an increase in our compensation cost for all share-based payments of approximately $2.3 million during the year ended December 31, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will adopt this statement July 1, 2005 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and (or) through the normal operation of the asset. We will adopt FIN 47 for our annual report for the year ended December 31, 2005 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

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

Those policies considered to be critical accounting policies for the three months ended March 31, 2005 are described below.

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

     o We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141, "Business Combinations." Goodwill and indefinite-lived assets such as our cable certificates are not amortized but are subject, at a minimum, to annual tests for impairment and quarterly evaluations of whether events and circumstances continue to support an indefinite useful life as required by SFAS No. 142. Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount as required by SFAS No. 142. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of the applicability of quoted market prices in active markets and, if quoted market prices are not available and/or are not applicable, how the acquired asset will perform in the future using a discounted cash flow analysis. Estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates. In assessing the fair value of goodwill and other intangibles, we may consider other information to validate the reasonableness of our valuations including third-party assessments. These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets. Our cable certificate and goodwill assets are our only indefinite-lived intangible assets and because of their significance to our consolidated balance sheet, our annual and quarterly impairment analyses and quarterly evaluations of remaining useful lives are critical. Any changes in key assumptions about the business and its prospects, changes in market conditions or other externalities, or recognition of previously unrecognized intangible assets for impairment testing purposes could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

     o We estimate unbilled long-distance services segment Cost of Goods Sold based upon minutes of use carried through our network and established rates. We estimate unbilled costs for new circuits and services, and network changes that result in traffic routing changes or a change in carriers. Carriers that provide service to us regularly make network changes that can lead to new, revised or corrected billings. Such estimates are revised or removed when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. Revisions to previous estimates could either increase or decrease costs in the year in which the estimate is revised which could have a material effect on our consolidated financial condition and results of operations.

     o GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity and balances. Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $71.8 million associated with income tax net operating losses that were generated from 1990 to 2003, and that expire from 2007 to 2024. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, GCI determined that approximately $20.0 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with its December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of March 31, 2005 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 in the "Notes to Consolidated Financial Statements" of our annual report on Form 10-K for the year ended December 31, 2004.

Geographic Concentration and the Alaska Economy

We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues. In fiscal 2004 the State of Alaska reported that oil revenues, federal funding and investment revenues supplied 28%, 23% and 41%, respectively, of the state's total revenues. In fiscal 2005 state economists forecast that Alaska's oil revenues, federal funding and investment revenues will supply 33%, 34% and 23%, respectively, of the state's total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of
0.980 million barrels produced per day in fiscal 2004. The state forecasts the production rate to decline from 0.920 million barrels produced per day in fiscal 2005 to 0.833 million barrels produced per day in fiscal 2015.

Market prices for North Slope oil averaged $31.74 in fiscal 2004 and are forecasted to average $41.75 in fiscal 2005. The closing price per barrel was $49.20 on April 25, 2005. To the extent that actual oil prices vary materially from the state's projected prices, the state's projected revenues and deficits will change. When the price of oil is $30.00 per barrel or greater, every $1 change in the price per barrel of oil is forecasted to result in an approximately $60.0 million change in the state's fiscal 2005 revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

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

Deployment of a natural gas pipeline from the State of Alaska's North Slope to the Lower 48 States has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska's revenues and could provide a substantial stimulus to the Alaska economy. In October 2004 both houses of Congress passed and the President signed legislation allowing loan guarantees of up to $18.0 billion, certain favorable income tax provisions and tax credits, and expedited permitting and judicial review for the construction of an Alaska natural gas pipeline. To support the construction of a natural gas pipeline, the governor of the State of Alaska has announced that he believes the state must assume some level of shipper risk, serve as an equity partner or both. The State of Alaska is actively negotiating applications to construct a natural gas pipeline.

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

Seasonality

Long-distance services segment revenues (primarily those derived from our other common carrier customers) have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Cable services segment revenues are higher in the winter months because consumers spend more time at home and tend to watch more television during these months. The local access and Internet services segments do not exhibit significant seasonality. Our ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with our certain known contractual obligations as of December 31, 2004, the date of our most recent fiscal year-end balance sheet.

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
                                               ============= =========== ============ ============ ============

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and on our Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates and therefore the amount is not determinable. Our Senior Notes require semi-annual interest payments of $11.6 million through August 2014. For a discussion of our long-term debt see note 7 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2004 annual report on Form 10-K.

For a discussion of our capital and operating leases, see note 15 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2004 annual report on Form 10-K.

We have included only the maturity redemption amount on GCI's Series B preferred stock (cash dividends are excluded). GCI's Series B preferred stock is convertible at $5.55 per share into GCI Class A common stock and the dividends are payable semi-annually at the rate of 8.5%, plus accrued but unpaid dividends, in cash. Mandatory redemption is required 12 years from the date of closing. For more information about GCI's redeemable preferred stock, see Note 1(e) in the "Notes to Consolidated Financial Statements" included in Part II of GCI's December 31, 2004 annual report on Form 10-K.

Purchase obligations include a remaining DLPS equipment purchase commitment of $13.5 million, a remaining $13.9 million commitment for our Alaska Airlines agreement as further described in note 15 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2004 annual report on Form 10-K, and a $411,000 maintenance contract commitment. The contracts associated with these commitments are non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $15.4 million which are not included in our Consolidated Balance Sheets at December 31, 2004, because the goods had not been received or the services had not been performed at December 31, 2004. The open purchase orders are cancelable.

PART I.
ITEM 3.
           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 2.25% or less depending upon our Total Leverage Ratio (as defined). Should the Libor rate change, our interest expense will increase or decrease accordingly. As of March 31, 2005, we have borrowed $121.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $1,212,000 in additional gross interest cost on an annualized basis.

Our Satellite Transponder Capital Lease carries interest rate risk. Amounts borrowed under this Agreement bear interest at Libor plus 3.25%. Should the Libor rate change, our interest expense will increase or decrease accordingly. As of March 31, 2005, we have borrowed $37.2 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would result in $372,000 in additional gross interest cost on an annualized basis.

PART I.
ITEM 4.
                             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II.
ITEM 1.

                                LEGAL PROCEEDINGS

Information regarding pending legal proceedings to which we are a party is included in note 6 to the accompanying "Notes to Interim Condensed Consolidated Financial Statements" and is incorporated herein by reference.

PART II.
ITEM 6.

                                                   EXHIBITS
          Exhibit No.                                  Description
        --------------------------------------------------------------------------------------------------------
            10.126       Audit Committee Charter (as revised by the board of directors of General
                           Communication, Inc. effective as of February 3, 2005)
            10.127       Nominating and Corporate Governance Committee Charter (as revised by the board of directors of General Communication, Inc. effective as of February 3, 2005)
            10.128       Fifth amendment to contract for Alaska Access Services between Sprint Communications
                           Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI
                           Communication Corp. dated January 22, 2005 (1)
            31.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002 by our President and Director
            31.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial
                           Officer, Secretary and Treasurer
            32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002 by our President and Director
            32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial
                           Officer, Secretary and Treasurer

         -------------------------
         (1) CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the Securities and Exchange Commission. Each omitted Confidential Portion is marked by three asterisks.

          -------------------------

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



                                    GCI, INC.

              Signature                                         Title                                   Date
--------------------------------------      --------------------------------------------      -----------------------
/s/ Ronald A. Duncan                                                                                May 5, 2005
--------------------------------------      President and Director                            -----------------------
Ronald A. Duncan                            (Principal Executive Officer)

/s/ G. Wilson Hughes                                                                                May 5, 2005
--------------------------------------      Vice President and Director                       -----------------------
G. Wilson Hughes

/s/ John M. Lowber                                                                                  May 5, 2005
--------------------------------------      Secretary, Treasurer and Director                 -----------------------
John M. Lowber                              (Principal Financial and Accounting Officer)