Form 10-K
period 2005-12-31
GCI INC
filed 2006-03-23
CIK 75679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                       or
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                   Yes   No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                   Yes   No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).


Large accelerated filer [  ]   Accelerated filer [  ]  Non-accelerated filer [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes   No  X


            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
        INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING
                 THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                                      GCI, INC.
                                  A WHOLLY-OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
                                           2005 ANNUAL REPORT ON FORM 10-K
                                                 TABLE OF CONTENTS
Glossary....................................................................................................................3


Cautionary Statement Regarding Forward-Looking Statements..................................................................10


Part I.....................................................................................................................11


   Item 1.  Business.......................................................................................................11

   Item 1A.  Risk Factors..................................................................................................51

   Item 1B.  Unresolved Staff Comments.....................................................................................60

   Item 2.  Properties.....................................................................................................60

   Item 3.  Legal Proceedings..............................................................................................63

   Item 4. Submissions of Matters to a Vote of Security Holders............................................................63

Part II....................................................................................................................63


   Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and
            Issuer Purchases of Equity Securities..........................................................................63

   Item 6.  Selected Financial Data........................................................................................64

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................65

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................................99

   Item 8.  Consolidated Financial Statements and Supplementary Data.......................................................99

   Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...........................99

   Item 9A.  Controls and Procedures.......................................................................................99

   Item 9B.  Other Information............................................................................................101

Part III..................................................................................................................101


   Items 10,11,12, 13 and 14 are omitted per General Instruction I(1)(a) and (b) of Form 10-K.............................101

Part IV...................................................................................................................101


   Item 15.  Exhibits, Consolidated Financial Statement Schedules.........................................................101

   Item 15(b).  Exhibits..................................................................................................142

SIGNATURES................................................................................................................149

This Annual Report on Form 10-K is for the year ending December 31, 2005. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

AT&T -- AT&T Inc., formerly AT&T Corp. -- A provider of long distance and other services, parent company to AT&T Alascom.

AT&T Alascom, Inc. -- Alascom, Inc., or Alascom -- A wholly owned subsidiary of AT&T and one of our competitors.

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

Equal Access -- Connection provided by a LEC permitting a customer to be automatically connected to the IXC of the customer's choice when the customer dials "1." Also refers to a generic concept under which the BOCs must provide access services to AT&T's competitors that are equivalent to those provided to AT&T.

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

GCC -- GCI Communication Corp. -- An Alaska corporation and a wholly owned subsidiary of Holdings.

GCI -- General Communication, Inc. -- An Alaska corporation and the parent of GCI, Inc.

GCI, Inc. -- A wholly owned subsidiary of GCI, the Registrant, an Alaska corporation and issuer of $320 million of senior notes.

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

Interexchange -- Communication between two different local access and transport areas or, in Alaska, between two different local exchange serving areas.

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

Local Number Portability -- The ability of an end user to change local or wireless service providers while retaining the same telephone number.

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

MSO - Multiple System Operators - Companies in the cable television industry that own and operate two or more cable television systems.

MVPD -- Multi-channel Video Programming Distribution -- The distribution of video programming over multiple platforms, such as cable and satellite.

MWNS -- MCI WorldCom Network Services -- A subsidiary of MCI, which had previously entered into service agreements with the Company on behalf of MCI. See "Verizon" below.

OC-n -- An optical communications circuit that optically signals at a data rate of n times 51.84 Mbps, where n can be 1, 3, 12, 24, 48, 96, or 192.

Pay-per-view -- Offering television broadcasts to viewers in a manner whereby they pay only for the programs they watch rather than having to subscribe to the whole channel or station on a full-time basis.

PCS -- Personal Communication Services -- PCS encompasses a range of advanced wireless mobile technologies and services. It promises to permit communications to anyone, anywhere and anytime while on the move. The Cellular Telecommunications Industry Association (CTIA) defines PCS as a "wide range of wireless mobile technologies, chiefly cellular, paging, cordless, voice, personal communications networks, mobile data, wireless private branch exchange, specialized mobile radio, and satellite-based systems." The FCC defines PCS as a "family of mobile or portable radio communications services that encompasses mobile and ancillary fixed communications services to individuals and businesses and can be integrated with a variety of competing networks."

Private Line -- Uses dedicated circuits to connect customer's equipment at both ends of the line. Does not provide any switching capability (unless supported by customer premise equipment). Usually includes two local loops and an IXC circuit.

Private Network -- A communications network with restricted (controlled) access usually made up of Private Lines (with some private branch exchange switching).

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

SchoolAccess(R) -- The Company's Internet and related services offering to schools in Alaska, and some sites in Arizona, Montana and New Mexico. The federal mandate through the 1996 Telecom Act to provide universal service resulted in schools across Alaska qualifying for varying levels of discounts to support the provision of Internet services. The Universal Service Administrative Company through its Schools and Libraries Division administers this federal program.

SDN -- Software Defined Network -- A switched long-distance service for very large users with multiple locations. Instead of putting together their own network, large users can get special usage rates for calls carried on regular switched long-distance lines.

Senior Credit Facility -- Holding's $215 million amended and restated credit facility. The Senior Credit Facility includes a term loan of $160 million and a revolving credit facility of $55 million. The new Senior Credit Facility is due in 2012 and bears interest at LIBOR plus 1.5%. See note 7 to the accompanying "Notes to Consolidated Financial Statements" included in Part II of this Report for more information.

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

Sprint Nextel -- Sprint Nextel Corporation -- One of our significant customers. Sprint Corporation ("Sprint") merged with Nextel Communications Inc. on August 12, 2005.

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

UNE -- Unbundled Network Element -- A discrete component of a telephone network. Unbundled network elements are the basic network functions, i.e., the components needed to provide a full range of communications services. They are physical facilities as well as all the features and capabilities provided by those facilities.

Verizon Communications Inc. ("Verizon") -- Merged with MCI, Inc. ("MCI") on January 6, 2006. Verizon Business is the name of the new Verizon business unit encompassing business and government customers and related functions of the former MCI. At December 31, 2005, MCI owned approximately 2% of GCI's common stock, had two representatives on GCI's Board, and was a major customer. Prior to May 1, 2000, the company was named MCI WorldCom, Inc. See also MWNS. On July 21, 2002, MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. On December 7, 2004, on behalf of GCI we closed a transaction with MCI to repurchase 3,751,509 shares of GCI's Class A common stock at $8.33 per share (for a total purchase price of approximately $31.3 million). In addition to the common stock repurchase, the transaction included the redemption of all issued and outstanding shares of GCI's Series C preferred stock held by MCI for an aggregate redemption price of $10 million. MCI retained its ownership of almost
1.3 million shares of GCI's Class B common stock and their two seats on GCI's board of directors. See note 12 to the accompanying "Notes to Consolidated Financial Statements" included in Part II of this Report for more information.

VoIP - Voice over Internet Protocol. Technology that allows voice telephone service over broadband Internet connections via digital packets rather than traditional protocols.

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

The purpose of the 1996 Telecom Act was to move from a regulated monopoly model of telecommunications to a deregulatory competitive markets model. The act eliminated the old barriers that prevented three groups of companies, the LECs, including the BOCs, the long-distance carriers, and the cable TV operators, from competing head-to-head with each other. The act requires LECs to let new competitors into their business. It also requires the LECs to open up their networks to ensure that new market entrants have a fair chance of competing. The bulk of the act is devoted to establishing the terms under which the LECs must open up their networks.

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

            Cautionary Statement Regarding Forward-Looking Statements


You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission ("SEC"). In this Annual Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "project," or "continue" or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include but are not limited to those identified under "Risk Factors" below and elsewhere in this Annual Report, including in conjunction with the forward-looking statements included in this Annual Report.

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

GCI, Inc. was incorporated in 1997 to effect the issuance of Senior Notes as further described in note 11 to the accompanying "Consolidated Financial Statements" included in Part II of this Report. GCI, Inc., as a wholly owned subsidiary of GCI, received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. GCI was incorporated in 1979 under the laws of the State of Alaska and has its principal executive offices at 2550 Denali Street, Suite 1000, Anchorage, AK 99503-2781 (telephone number 907-868-5600).

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

Availability of Reports and Other Information

Internet users can access information about the Company and its services at http://www.gci.com/, http://www.gcinetworksolutions.com/, and http://www.alaskaunited.com/. The Company hosts Internet services at http://www.gci.net/, broadband delivery of health services at http://www.connectmd.com, and SchoolAccess(R) services at http://www.schoolaccess.net/. Our online telephone directory and yellow pages are hosted at http://www.gcidirectory.com/. We make available on the http://www.gci.com/ website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the SEC. In addition, the SEC's website is http://www.sec.gov/. The SEC makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC's website is not part of this document.

Financial Information About Industry Segments

We have four reportable segments at December 31, 2005: long-distance services, cable services, local access services and Internet services. For information required by this section, See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Also refer to Note 12 included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data, and "New organizational structure and segment reporting" described in "Recent Developments" below.

Recent Developments

Long distance equal access. The RCA approved and certified us and other carriers to be included on a long-distance services equal access ballot in March 2006. Customers in the Alaska Power & Telephone local service areas of Tok, Metlakatla, Craig and Hydaburg will be able to choose between alternative carriers for their direct dial long distance service.

Local service regulatory approvals. On September 23, 2005 and again on February 2, 2006, the RCA issued orders granting us certification to serve the service areas of Ketchikan Public Utilities, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative, Matanuska Telephone Cooperative, the Glacier State area served by ACS of the Northland, Wrangell, Petersburg, Sitka, Seward, Bethel and Nome. See "Part I -- Item 1 -- Business -- Regulation, Franchise Authorizations and Tariffs" below for more information about pending regulatory proceedings.

New retail store. In February 2006 we opened a new retail store to serve our customers in east Anchorage. Customers have a more convenient opportunity to pay their bill, sign up for new services and obtain answers to their questions from one of our customer service representatives.

MTA rural exemption determination. We made a bona fide request to the RCA in 2004 for interconnection for the purposes of local access competition with Matanuska Telephone Association, Inc. ("MTA"), under the provisions of the 1996 Telecom Act. On February 22, 2005, the RCA released a ruling that MTA's rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we could negotiate and arbitrate interconnection with MTA. On January 18, 2006 we submitted an Interconnection Agreement by arbitration to the RCA for approval. Such approval was granted on February 17, 2006. We intend to commence local service entry into the Mat-Su Valley during 2007. See "Part I -- Item 1 -- Business -- Regulation, Franchise Authorizations and Tariffs" below for more information.

New organizational structure and segment reporting. Effective January 1, 2006, we implemented a corporate organizational structure that realigns our focus from a commodity based organization into a customer focused organization. This is the largest single internal organizational initiative that we have undertaken in more than five years. Our new organizational segments will begin reporting results in the first quarter of 2006. Our new reporting segments are Consumer, Commercial, Network Access and Managed Broadband.

Historical Development of our Business During the Past Fiscal Year

Alaska Digitel acquisition. GCI announced on December 7, 2005 that it reached a definitive agreement to invest $29.5 million in Alaska DigiTel, LLC ("Alaska Digitel" or "AKD"), an Alaska wireless provider. In exchange for the investment, GCI will receive a majority equity interest in AKD but will not own voting control of the venture. GCI will have certain rights customarily afforded to passive investors to approve selected major business events. The investment will allow AKD to buy out certain investors, refinance most of its outstanding debt and maintain its existing business plan.

GCI will acquire its ownership interest as a passive investment and does not plan any further direct business or resale relationships with AKD at this time. Under the agreement GCI is not required to make any further investments in AKD. GCI views its investment as an incremental way to participate in future growth of the wireless industry in Alaska. Our existing distribution agreement with Dobson remains in full effect and our existing cellular products will continue to compete with AKD in the Alaska market. Management of AKD will not change under the agreement.

GCI's majority equity investment is expected to result in the consolidation of AKD for financial reporting purposes. The agreement also provides for certain buy and sell options that are, in part, reciprocal to AKD. Buy and sell options allows GCI to acquire voting control of AKD or to divest its interest in the venture. The transaction is subject to customary closing conditions, including documentation and regulatory approvals. MTA filed a petition with the FCC against GCI's application in February 2006. We are not able to determine at this time when the transaction will close.

Intrastate access charge rulings and payments. We settled four separate claims pursuant to a master agreement with AT&T and Alascom on November 10, 2005. The claims settled are summarized as follows:

     o Our claim against Alascom for failure to pay its respective share of a pool of access charges on long distance calls paid by pre-paid calling cards.
     o Our claim against AT&T and Alascom for not allowing the company to purchase certain wireline services on the same terms and conditions that AT&T offered to other wholesale customers.
     o Our unfiled claim against Alascom for not allowing the company to purchase private line services at the same price Alascom charges other customers.
     o Alascom's claims against us for overpayment of transport for 1-800 dialing service calls placed from rural Alaska areas served by us.

The settlement of the claims resulted in a payment to GCI in December 2005 of approximately $9.1 million which resulted in a $7.5 million net pre-tax earnings impact after deducting certain direct internal and external costs and expenses.

New integrated customer service, provisioning and billing system. We implemented the single biggest software systems project in the company's history in August 2005. The new system, referred to as "OneView," provides us with an integrated system that has substantially changed the way we serve our customers and better aligns us with our new customer-focused organizational structure.

Senior credit agreement amendment and capital lease payoff. On August 31, 2005, we finalized a $215,000,000 amended and restated senior secured credit facility. The amendment provides for a $160,000,000 term loan and a $55,000,000 revolving credit facility with a $25,000,000 sublimit for letters of credit. Proceeds were used to pay down the then existing senior credit facility and our satellite transponder capital lease with the remainder used to pay financing fees. The amended senior credit facility reduced the interest rate for the term loan from LIBOR plus 2.25% to LIBOR plus 1.50%.

Because a portion of the amended senior credit facility was a substantial modification of the then existing senior credit facility and the satellite transponder capital lease, we recognized approximately $1.8 million in amortization and write-off of loan and senior notes fees during the year ended December 31, 2005. We also recognized a charge of approximately $2.9 million during the year ended December 31, 2005 due to the early termination of the satellite transponder capital lease.

PCS license renewal. The FCC approved our PCS license effective August 30, 2005 for an additional 10-year term under FCC rules.

Series B preferred stock repurchase. On May 25, 2005, GCI announced that it reached and closed a definitive agreement with Toronto Dominion Securities to repurchase the remaining 4,314 shares of its Series B Preferred stock for a total purchase price of $6,607,027. The 4,314 preferred shares were convertible into 777,297 shares of GCI's Class A Common shares and the transaction price represented an equivalent GCI Class A Common share purchase price of $8.50 per share. The preferred shares held by Toronto Dominion Securities were issued as part of a $20 million private equity investment made on April 30, 1999.

Barrow Cable TV Asset Purchase. We closed the asset purchase of Barrow Cable TV in February 2005 for approximately $1.6 million, or approximately $1,700 per subscriber. We upgraded the plant during 2005 in order to deliver digital services as well as high-speed cable modem service.

Cellular Service Expansion. We launched cellular services in the Southeast Alaska cities of Petersburg and Wrangell in February 2005. This completes our cellular services roll-out. Our cellular services are also provided in Anchorage, Fairbanks, Homer, Juneau, Kenai/Soldotna, Ketchikan, Palmer/Wasilla, Seward, Sitka, and Valdez. Our cellular services are provided pursuant to a distribution agreement with Dobson. See "Part I -- Item I -- Business -- Other Services -- Cellular Services" for more information.

Rural Internet Program Expansion. We completed during 2005 all but one wireless internet sites that we began work on in 2004. We now provide internet services to 138 remote communities in Alaska at faster speeds and lower rates than they've experienced before.

AU East Capacity Expansion. We completed a capacity expansion of our AULP East fiber system during 2005. We upgraded the system using wavelength division multiplexing from its previous five gigabit per second ("Gbps") capacity to 20 Gbps.

Stock Repurchase Approvals. GCI's Board of Directors authorized us, and we obtained permission from our lenders, to repurchase up to $5 million of GCI's common stock on a quarterly basis, to purchase an additional $10.0 million during the six months ended June 30, 2006, and to use stock option exercise proceeds to repurchase additional shares. We expect to continue the purchases throughout 2006 subject to the availability of free cash flow, credit facilities and the price of the stock. The purchases will comply with the restrictions of Securities Exchange Commission Rule 10b-18.

Narrative Description of our Business

General

We are the largest Alaska-based and operated integrated communications provider. A pioneer in bundled service offerings, we provide facilities-based local and long distance voice, cable video, Internet and data communications services, and resell wireless telephone services, to residential and business customers under our GCI brand.

We generated consolidated revenues of $443.0 million in 2005. We ended the year with approximately 85,300 long-distance customers, 112,900 local access lines in service, 137,000 basic cable subscribers, and 93,900 Internet subscribers, including 77,400 cable modem subscribers. A substantial number of our customers subscribe to product bundles that include two or more of our services. The National Cable and Telecommunications Association ("NCTA") reports that we were the 25th largest MSO in the U.S. as of December 2004.

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

Competition in the Communications Industry

There is substantial competition in the communications industry. The traditional dividing lines between providers offering long-distance, local and wireless telephone services, Internet services and video services are increasingly becoming blurred. Through mergers and various service integration and product bundling strategies, major providers, including us, are striving to provide integrated communications service offerings within and across geographic markets. The converging communications industry is competing to deliver service bundles that include voice, broadband Internet access, and video content. We maintain a strong competitive position, however there is active competition in the sale of substantially all products and services we offer.

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

Favorable Alaskan Market Dynamics. The Alaskan communications market is characterized by its large geographic size and isolated markets that include a combination of major metropolitan areas and small, dense population clusters, which create a deterrent to potential new entrants. Due to the remote nature of its communities, the state's residents and businesses rely extensively on our systems to meet their communications needs. We believe that, when compared to national averages, Alaskan households spend more on communications services. According to the United States Census Bureau, the median household income in Alaska was 23% higher than the three-year United States national average from 2002 to 2004, and according to the Alaska Department of Revenue, in fiscal 2005, federal spending in Alaska is expected to increase 63% year over year. We believe there is a positive outlook for continued growth.

Experienced Management Team. Our experienced management team has a proven track record and has consistently expanded our business and improved our operations. Our senior management averages more than 25 years of experience in the communications industry and more than 20 years with our company.

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

     Deliver Industry Leading Customer Service. We have positioned ourselves as a customer service leader in the Alaska communications market. We reorganized our operations in January 2006 to more effectively focus our organization on our customers. We operate our own customer service department and maintain and staff our own call centers. We have empowered our customer service representatives to handle most service issues and questions on a single call. We prioritize our customer services to expedite handling of our most valuable customers' issues, particularly for our largest business customers. We believe our integrated approach to customer service, including setting up the service, programming various network databases with the customer's information, installation, and ongoing service, allows us to provide a customer experience that fosters customer loyalty.

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

     Expand Our Product Portfolio and Footprint in Alaska. Throughout our history, we have successfully added and expect to continue to add new products to our product portfolio. Management has a demonstrated history of evaluating potential new products for our customers, and we will continue to assess revenue-enhancing opportunities that create value for our customers. In addition to new services such as digital video recorders, HDTV, video-on-demand, and VoIP, we are also expanding the reach of our core products to new markets. Where feasible and where economic analysis supports geographic expansion of our network coverage, we expect to pursue opportunities to increase the scale of our facilities, enhance our ability to serve our existing customers' needs and attract new customers.

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

Alaskans continue to rely extensively on satellite-based long-distance transmission for intrastate calling between remote communities where investment in a terrestrial network would be uneconomic or impractical. Also, given the geographic isolation of Alaska's communities and lack, in many cases, of major civic institutions such as hospitals, libraries and universities, Alaskans are dependent on communications services to access the resources and information of large metropolitan areas in Alaska, the rest of the United States and elsewhere. In addition to satellite-based communications, the communications services infrastructure in Alaska includes fiber optic cables between Anchorage, Valdez, Fairbanks, Prudhoe Bay, Seward, Kenai/Soldotna, Palmer/Wasilla, Homer and Juneau, traditional copper wire, and digital microwave radio connecting Kenai, Soldotna and Homer on the Kenai Peninsula with Anchorage, and connecting most southeast Alaska communities with Juneau. For interstate and international communications, Alaska is connected to the Lower 48 States by three fiber optic cables.

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

AT&T's 1984 toll revenues were approximately 90% of those reported by all long distance carriers. The FCC's regulation of AT&T as a "dominant" carrier ended in 1995. By 2003, AT&T's revenues had declined to approximately 29% of all toll revenues. The two largest market entrants, MCI and Sprint, had obtained a 28% combined market share through 2003. BellSouth, Qwest, SBC Communications Inc. ("SBC"), and Verizon had obtained a 15% combined market share in 2003 as compared to 9% in 2000.

The communications industry stabilized in 2003 after a period of decline attributed to excess network capacity and high debt loads, but remains stagnant. Intense price competition continues, with continuing technological innovations threatening established services.

Significant merger and acquisition activity occurred in 2005 and early 2006, changing the competitive landscape and further blurring the distinctions between wire-line, mobile, long-distance and local communication services. Sprint merged with Nextel in August 2005, SBC acquired AT&T in November 2005, and Verizon and MCI merged in January 2006, and AT&T announced plans to acquire BellSouth Corp. in March 2006.

The FCC reports that approximately 2% of all consumer expenditures are devoted to telephone service. This percentage has remained relatively constant over the past 15 years, despite major changes in the industry and in telephone usage. Average annual expenditures for telephone service increased from $877 per household in 2000 to $956 in 2003.

The FCC reports that approximately 106 million U.S. households had telephone services as of March 2005, an increase of 26 million households since 1984. An estimated 92.4% of households and virtually all businesses in the United States subscribed to telephone service in July 2004. Approximately 91.4% of households subscribed to telephone service in 1984.

The FCC reports that primary lines in service in the United States have grown over time, averaging approximately 3% per year, which, until 2000, had historically reflected growth in the population and the economy. Since then, the number of lines provided by wireline carriers has declined. The FCC reports that consumer substitution of wireless service for wireline service, consumer elimination of second lines when they move from dial-up Internet service to broadband service and migration to alternative technologies such as VoIP may explain the decrease. The percentage of additional wirelines for households with telephone service has increased significantly, from approximately 3% in 1988 to approximately 26% in 2000, and decreased back to 16% in 2003.

The FCC reports that approximately $70.1 billion was derived from toll services in 2004 as compared to $78.6 billion in 2003. The decrease can be attributed to decreased billable minutes of use and decreased rates per minute of use. The FCC reports that total interstate switched access minutes have declined 25.5% from 2000 to 2004; from 566.9 billion to 422.5 billion, respectively. 2004 interstate minutes of use decreased 4.9% as compared to 444.1 billion minutes in 2003.

The interstate toll services consumer price index continued to reflect decreasing long-distance rates in 2004, dropping 8.7% as compared to 2003. Similarly, the intrastate toll services consumer price index dropped 6.6% in 2004 as compared to 2003. The overall consumer price index increased 3.3% in

2004. Average revenue per minute of long distance calling dropped from $0.32 in 1984, when competitive discount and promotional long distance plans were introduced, to $0.08 in 2003. This average price per minute represents a mix of international calling (an average of 20 cents per minute) and domestic interstate calling (an average of 7 cents per minute). The decline in prices since 1984 is more than 85% after adjusting for the impact of inflation.

International communications continues to be an important segment of the communications market. The FCC reports that the number of calls made from the United States to other countries increased from 200 million in 1980 to 7.4 billion in 2003, and that Americans spent approximately $9.7 billion on international telephone and private line services in 2003. Consistent with domestic toll rates per minute, international toll rates per minute have decreased significantly. On average, carriers billed 21 cents per minute for international calls in 2003, a decline of more than 84% since 1980. Five markets, Canada, Mexico, the United Kingdom, Germany, and India, accounted for approximately 37% of the international calls billed in the United States in 2003. AT&T, MCI, and Sprint combined accounted for 88% of the international service billed in the United States in 2003.

Growth in demand for data services is expected to continue to be a key component of industry revenue growth. We believe that the data communications business will eventually rival and perhaps become larger than the traditional voice telephony market. The continuing migration of voice and other traffic from analog to digital transmission including VoIP, and the growth in data attributed to broadband applications are expected to fuel the growth in data with inevitable industry realignment expected to continue.

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

We believe that federal and state legislators, courts and regulators will continue to influence the communications industry in 2006. Consummation of recent mergers between major BOCs and long-distance and wireless companies, the announcement by telephone companies of their intentions to provide video, the continued development of broadband content and IP-based voice products, the increasing acceptance of VoIP services, and the potential for future mergers continue to blur the distinction between product lines and competitors.

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

See "Part I -- Item I -- Business -- Regulation, Franchise Authorizations and Tariffs -- Long-Distance Services" for more information.

General. We supply a full range of common carrier long-distance and other communications products and services. We operate a modern, competitive communications network employing the latest digital transmission technology based upon fiber optic facilities within and between Anchorage, Fairbanks and Juneau, Alaska. Our facilities include two self-constructed and financed digital undersea fiber optic cables linking our Alaska terrestrial networks to the networks of other carriers in the Lower 49 States. We use satellite transponders to transmit voice and data traffic to remote areas of Alaska. We operate digital microwave systems to link Anchorage with the Kenai Peninsula, and our Prudhoe Bay Earth Station with Deadhorse. Digital microwave facilities are also used between our Fairbanks earth station and our Fairbanks distribution center. Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

We provide interstate and intrastate long-distance services throughout Alaska using our own facilities or facilities leased from other carriers. We also provide (or join in providing with other carriers) communications services to and from Alaska, Hawaii, the Lower 48 States, and many foreign nations and territories.

Products. Our long-distance services industry segment is engaged in the transmission of interstate and intrastate-switched message telephone service and Private Line and Private Network communications service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate, interstate and international direct dial, toll-free 800, 888, 877 and 866 services, our calling card, operator and enhanced conference calling, frame relay, SDN, ISDN technology based services, as well as terminating northbound MTS traffic for MCI, Sprint Nextel and several large resellers who do not have facilities of their own in Alaska. We also provide origination of southbound calling card and toll-free 800, 888, 877 and 866 toll services for MCI, Sprint Nextel, and other IXCs. We offer our message services to commercial, residential, and government subscribers. Subscribers generally may cancel service at any time. Toll, Private Line and Private Network, and related services account for approximately 42.6%, 42.4%, and 45.9% of our 2005, 2004 and 2003 revenues, respectively. Private Line and Private Network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.

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

We use SONET as a service delivery method for our terrestrial metropolitan area networks as well as our long-haul terrestrial and undersea fiber optic cable networks. As of December 31, 2005 we have completed interconnection of approximately 182 businesses and collocation facilities within the Anchorage, Juneau and Fairbanks metropolitan areas, as well as the 800-mile long

TransAlaska Pipeline System right of way that connects Valdez to Prudhoe Bay, Alaska. We currently connect Anchorage, Whittier, Juneau and Seattle through our AULP East undersea fiber network. We use SONET-based next generation multi-service nodes for purposes of delivering traditional time division multiplex services (at DS-0, DS-1 and DS-3 data rates) as well as next generation services, such as optical OC-n and Ethernet. We have expanded our digital cross-connect capacity through the addition of three large 3:1 cross connects located in Anchorage and Seattle.

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

Two additional earth stations in McGrath and Yakutat, Alaska were placed into service in 2005.

We use our DAMA facilities to serve 60 additional locations throughout Alaska. DAMA is a digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop thereby reducing satellite delay and capacity requirements while improving quality. In 1996, we obtained the necessary RCA and FCC approvals waiving prohibitions against construction of competitive facilities in certain rural Alaska communities, allowing for deployment of DAMA technology in 56 sites in rural Alaska on a demonstration basis. These prohibitions were removed by the FCC in 2003 allowing us to begin deploying earth stations in more locations in Alaska. In addition, 69 (for a total of 129) C-band facilities provide dedicated Internet access, Telehealth and Private Network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska. Our Network of 83 Ku- band facilities provide dedicated Internet access, Telehealth and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska, and in 10 locations in the Lower 48 States.

Our Anchorage, Fairbanks, and Juneau distribution centers contain electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to MCI, Sprint Nextel and other carriers to distribute our southbound traffic to the remaining 49 states and international destinations. In Anchorage, a Lucent Technologies Inc. ("Lucent") 5ESS digital host switch at our south Anchorage distribution center is connected by fiber to seven remote facilities that are collocated in or adjacent to the ILEC switching centers, to provide both local and long-distance service. A second 5ESS switch in our Anchorage distribution center provides toll tandem service. Our extensive metropolitan area fiber network in Anchorage supports cable television, Internet and telephony services. The Anchorage, Fairbanks, and Juneau facilities also include digital access cross-connect systems, frame relay data switches, Internet platforms, and in Anchorage and Fairbanks, collocation facilities for interconnecting and hosting equipment for other carriers. We also maintain an operator and customer service center in Wasilla, Alaska.

We have constructed a switching center and ILEC collocation offices in Fairbanks, and have installed a Lucent switch to enable the provisioning of local telephone access services in that market. Intrastate toll traffic originating in Fairbanks is routed to Anchorage and interstate toll traffic is routed to Seattle.

We utilize a Lucent switch in our Juneau distribution center and DLC equipment at collocation facilities at two of the Juneau ILEC central offices to provide local services to the Juneau market. Our collocation facilities enable UNE loop access to a portion of the Juneau ILEC's loop facilities.

We own and use two Lucent 5ESS switches in Anchorage and Seattle as toll tandem switches. The Anchorage switch serves as our primary long distance switch in Alaska, enabling additional network efficiencies.

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

We employ a packet data satellite transmission technology for the efficient transport of broadband data in support of our rural health and SchoolAccess(R) initiatives. We expect to further expand this network during 2006. An upgrade of the packet data satellite transmission equipment to a more bandwidth efficient modulation scheme was completed during the second quarter of 2005. In addition, our SchoolAccess(R) and rural wireless Internet service is partially provisioned over a satellite based digital video broadcast carrier that was converted to a more efficient modulation scheme during the second quarter of 2005. These projects reduce the requirement for new satellite transponder bandwidth to support expected growth in rural health, distance learning and rural Internet services.

Emerging technology that facilitates more efficient transport of fixed assigned point-to-point satellite transmissions became available during the third quarter of 2005. This technology allows fixed point-to-point transmissions between two earth stations to transmit at the same frequency. Successful implementation of this new technology will reduce the requirement for new satellite bandwidth to meet our needs as expected growth in demand for our services occurs. We are planning the use of this new technology to further increase the efficiency of bandwidth utilization for a portion of our satellite network.

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

Customers. We had approximately 85,300, 91,300, and 85,600 active Alaska long-distance message telephone service subscribers at December 31, 2005, 2004 and 2003, respectively. Approximately 10,200, 11,200 and 11,300 of these were business and government users at December 31, 2005, 2004 and 2003, respectively, and the remainder were residential customers.

The 2005 decreases are primarily due to the following:

     o A decrease in the total number of long-distance services subscribers in the market resulting from customers substituting cellular phone, prepaid calling card, VoIP and email usage for direct dial minutes,
     o A seasonal decrease in the number of customers with calling activity in 2005. The seasonal decrease was mitigated in 2004 by customers' enrollment in a certain calling plan, and
     o Non-revenue affecting adjustments to our customer database resulting from the implementation of a new customer service and provisioning information system.

The 2004 increase in our total customer count was primarily attributed to our successful efforts to acquire and retain customers due to popular product bundle offerings. The 2004 decrease in our business and government customer counts were primarily attributed to continuing competitive pressures in Anchorage and other markets we serve. Message telephone service revenues (excluding operator services and Private Line revenues) averaged approximately $10.4 million per month during 2005.

Equal access conversions have been completed in all communities where we serve with owned facilities. Equal access is in progress in several small communities where we are expanding our owned facilities. We estimate that we carry greater than 50% of combined business and residential traffic as a statewide average for both originating interstate and intrastate message telephone service.

A summary of our switched long-distance message telephone service traffic (in minutes) follows:

                                       Interstate Minutes
                             ---------------------------------------
                                                                                   Combined
                                                                                  Interstate
                                                                       Inter-     and Inter-
                                   South-        North-     Calling    national    national       Intra-        Total
For Quarter ended                  bound         bound        Card     Minutes     Minutes        Minutes      Minutes
-----------------------------------------------------------------------------------------------------------------------
                                                              (Amounts in thousands)
 March 31, 2003                   132,172        78,882       1,186     1,487      213,727        45,345       259,072
 June 30, 2003                    142,333        83,749       1,107     1,508      228,697        52,489       281,186
 September 30, 2003               159,439        96,512       1,055     1,514      258,520        55,918       314,438
 December 31, 2003                144,829       107,620       1,013     1,546      255,008        49,553       304,561
                             ------------------------------------------------------------------------------------------
     Total 2003                   578,773       366,763       4,361     6,055      955,952       203,305     1,159,257
                             ==========================================================================================

 March 31, 2004                   149,354        94,845         909     1,685      246,793        54,629       301,422
 June 30, 2004                    150,804        83,268         820     1,755      236,647        57,140       293,787
 September 30, 2004               164,019        82,190         767     1,776      248,752        62,055       310,807
 December 31, 2004                147,487        86,285         744     1,713      236,229        54,839       291,068
                             ------------------------------------------------------------------------------------------
     Total 2004                   611,664       346,588       3,240     6,929      968,421       228,663     1,197,084
                             ==========================================================================================

 March 31, 2005                   146,322        75,304         679     1,884      224,189        78,332       302,521
 June 30, 2005                    163,287        85,765         604     1,920      251,576        96,157       347,733
 September 30, 2005               178,301        94,142         530     1,901      274,874       101,718       376,592
 December 31, 2005                155,838        99,407         548     1,805      257,598        90,550       348,148
                             ------------------------------------------------------------------------------------------
     Total 2005                   643,748       354,618       2,361     7,510    1,008,237       366,757     1,374,994
                             ==========================================================================================

   --------------------------
   All minutes data were taken from our internal billing statistics reports.
   ---------------------------

We entered into a significant business relationship with MCI in 1993 that included the following agreements, among others.

     o We agreed to terminate all Alaska-bound MCI long-distance traffic and MCI agreed to terminate our long-distance traffic terminating in the Lower 49 States excluding Washington, Oregon and Hawaii.
     o The parties agreed to share certain communications network resources and various marketing, engineering and operating resources. We also carry MCI's 800, 888, 877 and 866 traffic originating in Alaska and terminating in the Lower 49 States and handle traffic for MCI's calling card customers when they are traveling in Alaska.

Concurrently with these agreements, MCI purchased approximately 31% of GCI's Common Stock and presently two representatives serve on GCI's Board. In conjunction with our acquisition of cable television companies in 1996, MCI purchased an additional two million shares at a premium to the then current market price for $13 million or $6.50 per share. MCI sold 4.5 million shares of GCI Class A common stock in 2002. On December 7, 2004 on behalf of GCI we repurchased 3,751,509 of GCI's Class A common shares at $8.33 per share and $10 million face value of GCI's Series C Preferred Stock from MCI. The aggregate amount of the equity repurchase totaled $41.3 million. At December 31, 2005, MCI owns approximately 2.1% of GCI's Common Stock.

Revenues attributed to MCI's message telephone traffic from these agreements (excluding Private Line and other revenues) in 2005, 2004 and 2003 totaled $55.3 million, $52.8 million and $57.8 million, or 12.5%, 12.4% and 14.8% of total revenues, respectively. The contract was amended in January 2005, extending its term to December 2009, with five, one year automatic extensions thereafter. The amendment reduced the rate to be charged by us for certain traffic over the extended term of the contract.

On July 21, 2002 MCI and substantially all of its active United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Chapter 11 allows a company to continue operating in the ordinary course of business in order to maximize recovery for the company's creditors and shareholders. On July 24, 2003, our contract to provide interstate and intrastate long-distance services to MCI was extended for a minimum of five years to July 2008. The agreement sets the terms and conditions under which we originate and terminate certain types of long-distance and data services in Alaska on MCI's behalf. In exchange for extending the term of this exclusive contract, MCI will receive a series of rate reductions implemented in phases over the life of the contract. On October 31, 2003, MCI's reorganization plan was approved by the United States Bankruptcy Court and MCI emerged from bankruptcy protection on April 20, 2004. On February 19, 2005 MCI entered into a new five-year contract with us to originate and terminate all of their Alaska traffic with rates that comply with new federal legislation. These rates will be reduced 3% annually for the next four years pursuant to such legislation.

On January 6, 2006 Verizon announced the completion and closing of its merger with MCI. We are unable to predict the impact that the merger with MCI will have upon us in the long-term, however given the materiality of MCI's revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

With the contracts and amendment described above, we believe that Verizon, our largest customer, will continue to make use of our services during the extended term. MCI was a major customer of our long-distance services industry segment through 2005.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our carrier customers by their customers. Pricing pressures, new program offerings, revised business plans, and market consolidation continue to evolve in the markets served by our carrier customers. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and we may have to respond to competitive pressures, consistent with federal law. We are unable to predict the effect of such changes on our business; however the loss of MCI as a customer, a material adverse change in our relationships with them, or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial position, results of operations or liquidity.

We provide various services to Dobson, Sprint Nextel, the State of Alaska, BP Alaska, Wells Fargo Bank Alaska, First National Bank of Alaska, and Alyeska Pipeline Service Company. Although these customers do not meet the threshold for classification as major customers, we do derive significant revenues and operating income from them. The loss of one or more of these customers or a material adverse change in our relationships with them could have a material adverse effect on our financial position, results of operations or liquidity. There are no other individual customers, the loss of which would have a material impact on our revenues or operating income.

We provided broadband, IP Data, Private Line and Private Network communications products and services, including SchoolAccess(R) and rural health Private Line facilities, to 403 commercial and government customers at the end of 2005. These products and services generated approximately 16.3%, 17.2% and 15.9% of total revenues during the years ended December 31, 2005, 2004 and 2003, respectively. Broadband services results, including SchoolAccess(R) and rural health, are included in the All Other category in the Consolidated Financial Statements included in Part IV of this report.

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

Historically, we have competed in the long-distance market by offering discounts from rates charged by our competitors and by providing desirable packages of services. Our favorable rate differential has been eroded in recent years due to lowering of prices by AT&T Alascom and entry of other competitors into the long-distance markets we serve. In addition, our competitors have also begun to offer their own packages of services. If competitors lower their rates further or develop more attractive packages of services, we may be forced to reduce our rates or add additional services, which would have a material adverse effect on our financial position, results of operations or liquidity.

Under the terms of the acquisition of Alascom by AT&T Inc., which were retained in the subsequent acquisition of AT&T by SBC, AT&T Alascom rates and services must mirror those offered by AT&T Inc., so changes in AT&T Inc. prices indirectly affect our rates and services. AT&T Inc.'s and AT&T Alascom's interstate prices are regulated under a price cap plan whereby their rate of return is not regulated or restricted. Price increases by AT&T Inc. and AT&T Alascom generally improve our ability to raise prices while price decreases pressure us to follow. We believe we have, so far, successfully adjusted our pricing and marketing strategies to respond to AT&T Inc. and other competitors' pricing practices. However, if competitors significantly lower their rates, we may be forced to reduce our rates, which could have a material adverse effect on our financial position, results of operations or liquidity.

On January 31, 2005 SBC and AT&T announced an agreement for SBC to acquire AT&T. The acquisition closed on November 18, 2005. AT&T shareholders received total consideration valued at $19.71 per share, or approximately $16 billion.

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

Wireless local number portability was enforced in November 2003. Consumers can now retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers. Some consumers now use wireless service as their primary voice phone service for local and long-distance calling.

VoIP is becoming more widely accepted as an alternative to wireline and wireless phone service. Strategy Analysis reported that VoIP subscribers in the United States were expected to grow from 3.3 million in February 2005 to over 5 million by the end of 2005. In-stat, a provider of research and consulting services, estimates that total worldwide VoIP cable telephony subscriber households will reach almost 7 million by the end of 2006. The Telecommunication Industry Association estimates that VoIP subscribers will grow to 26 million by 2008.

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

During the last 50 years, the cable television industry has experienced extensive growth and transformation. From initially offering clear reception of broadcast stations, cable has grown into a broadband provider of video, Internet and voice telephone services, expanding from analog technology to an increasingly digital platform. The NCTA reports that more than 27 million U.S. cable customers were reported to have subscribed to digital cable television service at the end of the third quarter of 2005. Kagan Research forecasts that growth will climb to approximately 31 million by the end of 2006.

The 1996 Telecom Act enabled cable television operators to undertake a multiyear upgrade of cable system infrastructure and lead in the transition from an analog platform to a broadband digital platform. Industry progress was made in 2005 to further deploy HDTV, video-on-demand, interactive and other new consumer-driven services that rely on the broadband digital platform.

Cable television operators and programmers began providing HDTV services in 2002. HDTV has been described by some analysts as the most dramatic change for viewers since the introduction of color television. The NCTA reports that as of December 2005, 96 million U.S. television households were passed by a cable system that offered HDTV, a growth of 151% since January 1, 2003, when HDTV was available to 37.5 million households. In addition, the amount of cable HDTV programming increased steadily, and now comes from a broader programming services group.

The NCTA reported that in December 2002, the consumer electronics and cable industries reached agreement on standards for the creation of digital cable ready equipment for the home. The FCC approved those standards in September 2003 and new sets are readily available in retail outlets that allow for one-way services. However, this first generation of standards does not address interactive two-way services, including, among other things, pay-per-view programming, video-on-demand, interactive program guides, interactive gaming, and interactive retailing. Customers must still use set-top boxes to receive those services.

Kagan Research estimates that 110.8 million occupied homes were passed by cable plant in January 2006. The FCC reports that the cable industry has upgraded more than 91% of its plant to 750MHz capacity or higher. The NCTA reported that more than 105 million households were reported to have been passed by activated two-way plant at the end of 2004. Industry analysts forecast that more than 116 million households will be passed by activated two-way plant by the end of 2006. These upgrades position cable companies to compete more effectively with their DBS competitors.

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

Kagan Research reports that while the number of basic cable TV subscribers remained flat in 2005, digital cable TV subscribers grew 21 percent from 22.9 million subscribers in the first quarter of 2004 to 27.6 million subscribers by the third quarter of 2005.

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

The most significant convergence of service offerings over cable plant continues to be the pairing of Internet service with other service offerings. Cable operators continue to build-out the broadband infrastructure that permits them to offer high-speed Internet access. The most popular way to access the Internet over cable is still through the use of a cable modem and personal computer. Virtually all of the major multiple system operators offer Internet access via cable modems in portions of their service areas. Like cable, the DBS industry is developing ways to bring advanced services to their customers. Many multichannel multipoint distribution service and private cable operators also offer Internet access services. In addition, broadband services providers continue to build advanced systems specifically to offer a bundle of services, including video, voice, and high-speed Internet access. We currently offer high-speed cable modem access in Anchorage, Barrow, Bethel, Cordova, Juneau, Eielson Air Force Base, Elmendorf Air Force Base, Fairbanks, Fort Richardson, Fort Wainwright, Homer, Kenai, Kodiak, Ketchikan, Nome, North Pole, Palmer, Petersburg, Seward, Sitka, Soldotna, Wasilla, Wrangell, and Valdez.

The cable industry has expanded its competitive offerings to include business and residential telephone services delivered over its fiber optic infrastructure. Cable-delivered telephone service is a natural extension of a network already capable of delivering digital and broadband services and products. Once upgraded to a two-way capability, a cable system can offer telephone service over the same cable line that already carries digital video, high speed Internet, and other advanced services to consumers. Cable operators are beginning to deploy VoIP telephony in addition to circuit-switched telephony offerings. Circuit-switched service requires large capital expenditures for switching equipment in addition to facility upgrades. VoIP is more modular and does not require the large upfront cost needed to deploy circuit-switched service. VoIP utilizes the data path already built, and allows for easy software changes and additions to service packages including innovative combinations of voice, data, and fax services. VoIP is already beginning to play a significant role in the extension of practically unlimited long distance calling. There are a number of VoIP providers operating today; among the more prominent are Vonage Holdings Corp., SkypeTM, AT&T, Google Inc., and SunRocket, Inc. The NCTA reports that cable-delivered residential telephone service subscribers in the United States totaled an estimated 3.5 million through the first quarter of 2005.

With digital transmissions and compression, cable operators are better able to offer a variety and quality of channels to rival DBS and video-on-demand. In 2000 we installed a commercial version of video-on-demand for the Anchorage hotel market and we are evaluating the feasibility of deploying a video-on-demand technology in the residential market. With this service, customers can access a wide selection of movies and other programming at any time, with digital picture quality. This is especially critical in light of recent pay-per-view developments. Pay-per-view providers are reducing the number of transponders as they migrate more quickly to serving the industry's video-on-demand needs. Our pay-per-view movie platform for general films and events has decreased from 22 channels in November 2005 to six channels in February 2006.

The NCTA estimated 2005 total cable industry revenue reached $69.5 billion, an approximate 35.5% increase from $51.3 billion in 2003. Operators face constant pressure to keep rate increases at a minimum. According to calculations by Kagan Research in July of 2005 the average monthly rate for basic cable services rose from $38.14 to $39.63, a 3.9% from 2004. Over the past several years, the FCC reports that operators have averaged annual rate increases in the 5% range. The FCC reports that cable operators attributed rate increases to increased programming costs, an increase in the number of video and non-video services offered, system upgrades, and general inflationary pressures. The escalation of programming costs continues to adversely impact the economics of cable operators. Programming costs are reported to be the largest cost item for major system operators and the fastest growing operating cost item for most. The NCTA reported that, on the basis of financial data supplied to them by nine cable operators, they found that these operators' yearly programming expenses, in the years from 2000 to end of 2004, increased by over 60% from $9.13 million to $14.65 million.

Kagan Research estimates that cable penetration of TV households totaled 58.7% at December 31, 2005. Our overall average penetration of residential homes passed was 56.0% at December 31, 2005.

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

See "Part I -- Item I -- Business -- Regulation, Franchise Authorizations and Tariffs -- Cable Services" for more information.

General. We are the largest operator of cable systems in Alaska, serving approximately 137,000 residential, commercial and government basic subscribers at December 31, 2005. Our cable television systems serve 40 communities and areas in Alaska, including the state's four largest urban areas, Anchorage, Fairbanks, the Mat-Su Valley and Juneau. Our statewide cable systems consist of 2,369 miles of installed cable plant having 450 to 625 MHz of channel capacity.

Products. Programming services offered to our cable television systems subscribers differ by system. The following information describes our service offerings as of December 31, 2005.

     Anchorage and Mat-Su Valley system. The Anchorage and Mat-Su Valley system, which is located in the urban center for Alaska, offers a basic analog service that includes approximately 19 channels and a fully addressable digitally delivered expanded basic service with 55 video programming channels and 47 digital music channels. This system also carries three digital tiers totaling 44 channels, four HD channels with the rental of an HD set-top converter, a five channel HD tier, digital video recorders, and over 75 channels of premium (including two foreign language channels and five HD channels) and pay-per-view products. Commercial subscribers such as hospitals, hotels and motels are charged negotiated monthly service fees. Apartment and other multi-unit dwelling complexes can receive service at a negotiated bulk rate with the opportunity for additional services on a tenant-pay basis.

     Fairbanks system. This system offers a basic analog service with 16 channels and a fully addressable digitally delivered expanded basic service with 53 channels. This system also carries three digital tiers totaling 35 channels, three HD channels with the rental of an HD set-top converter, a five channel HD tier, digital video recorders, and over 75 channels of premium (including two foreign language channels and five HD channels) and pay-per-view products.

     Juneau, Kenai, Ketchikan, and Soldotna systems. These systems offer a basic analog service with 13 to 18 channels and an additional analog tier (analog and digital delivery technologies are used in Ketchikan) with 41 to 48 channels. These systems also carry a digital programming tier with 18 to 30 special interest channels, 47 channels of digital music, and over 50 channels of digitally delivered premium and pay-per-view products.

     Sitka System. This location offers an advanced analog service with a 17 channel basic service, a 43 channel expanded basic service, eight channels of premium service (including one foreign language channel), five channels of pay-per-view and 31 music channels.

     Barrow, Bethel, Cordova, Kodiak, Kotzebue, Nome, Petersburg, Seward, Valdez and Wrangell systems. These systems offer a basic analog service with 12 to 15 channels and an additional analog tier (analog and digital delivery technologies are used in Kodiak) with 35 to 41 channels. These systems also carry 47 channels of digital music and over 56 channels of digitally delivered premium and pay-per-view products.

Facilities. Our cable television businesses are located in Alpine, Anchorage, Barrow, Bethel, Browerville, Chugiak, Cordova, Douglas, Eagle River, Eielson AFB, Elmendorf AFB, Fairbanks, Fort Greely, Fort Richardson, Fort Wainwright, Homer, Juneau, Kachemak, Kenai, Ketchikan, Kodiak, Kodiak Coast Guard Air Station, Kotzebue, Kuparuk, Mount Edgecombe, Nome, North Pole, Palmer, Petersburg, Peters Creek, Prudhoe Bay, Ridgeway, Saxman, Seward, Sitka, Soldotna, Valdez, Ward Cove, Wasilla, and Wrangell, Alaska. Our facilities include cable plant and head-end distribution equipment. Certain of our head-end distribution centers are collocated with customer service, sales and administrative offices.

Customers. Our cable systems passed approximately 215,000, 207,200 and 202,200 homes at December 31, 2005, 2004 and 2003, respectively, and served approximately 137,000, 134,700 and 134,400 basic subscribers at December 31, 2005, 2004 and 2003, respectively. Revenues derived from cable television services totaled $105.3 million, $101.4 million and $96.0 million in 2005, 2004 and 2003, respectively, representing approximately 23.8%, 23.9% and 24.6% of our total revenues in 2005, 2004 and 2003, respectively.

Competition. The 1996 Telecom Act removed barriers to telephone company or LEC entry into the video marketplace to facilitate competition between incumbent cable operators and telephone companies. At the time of the 1996 Telecom Act, it was expected that LECs would compete in the video delivery market and that cable operators would provide local telephone exchange service. One of the largest ILECs in Alaska has begun to offer video via IP technology, and another has announced plans to begin to offer the service. A few smaller LECs continue to offer, or are preparing to offer, multi-channel video programming distribution.

We believe our greatest source of competition comes from the DBS industry. Two major companies, DirecTV and Echostar are currently offering nationwide high-power DBS services. In the past, the majority of Alaska DBS subscribers were required to bear the cost of and install larger satellite dishes (generally three to six feet in diameter) because of the weaker satellite signals available in northern latitudes, particularly in communities surrounding, and north of, Fairbanks. In addition, the satellites had a relatively low altitude above the horizon when viewed from Alaska, making their signals subject to interference from mountains, buildings and other structures. Satellite placements have provided Alaska and Hawaii residents with a DBS package that requires a smaller satellite dish (typically 18 inches); however, a second larger dish is required if the subscriber wants to receive a channel line-up similar to that provided by our cable systems with HD programming. In addition to the dish and equipment cost deterrents, DBS signals are subject to degradation from atmospheric conditions such as rain and snow.

Our cable television systems face competition from alternative methods of receiving and distributing television signals, including digital video service over telephone lines, broadband IP based services, wireless and SMATV systems, and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, Internet services and home video products, including videotape cassette and video disks. Our cable television systems also face competition from potential overbuilds of our existing cable systems by other cable television operators and municipally owned cable systems.

Several ILECs in the Lower 48 and the largest ILEC in Alaska have engaged in marketing arrangements to provide DBS services along with local telephone and other services. Similar arrangements could be extended to other ILECs in the markets we serve in Alaska. In December, 2005 DirecTV launched a new satellite, permitting them to transmit a stronger signal and deliver local network programming in certain communities in Alaska. They now join EchoStar which in 2003 launched Anchorage local network programming for an additional fee. We will continue to strive to compete effectively by providing, at reasonable prices and in competitive bundles, a greater variety of communication services than are available off-air or through other alternative delivery sources. Additionally, we believe we offer superior technical performance and responsive community-based customer service.

In November 2003, the ILEC in the Mat-Su Valley launched digital video service over telephone lines in limited areas. Its product offerings and price points are similar to our product offerings. The ILEC in Ketchikan has indicated its intent to launch a similar service in early 2006.

Competitive forces will be counteracted by offering expanded programming through digital services and by providing high-speed data services. System upgrades have been completed to make our systems reverse activated, providing the necessary infrastructure to offer cable modem service to greater than 99% of our homes passed. Digital delivery technology is being utilized in all but one of our systems. In 2002, seven-year retransmission agreements were signed with Anchorage broadcasters. These agreements provide for the uplink/downlink of their signals into all our systems, and local programming for our customers.

High-speed data access competition takes two primary forms: cable modem access service and DSL service. Wireless services are also becoming more prevalent. DSL service provides Internet access to subscribers at data transmission speeds similar to cable modems over traditional telephone lines. Numerous companies, including telephone companies, have introduced DSL service, and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. Wireless, both from a fixed and mobile implementation, is becoming more available. Fixed wireless providers are using newer technologies to deliver broadband to subscribers. In 2005, ClearWire Corporation entered the Anchorage market providing wireless Internet access at downlink speeds up to 1.5 Mbps.

Wireless vendors in Anchorage continue to compete for broadband subscribers. In locations in the Lower 49 States, public organizations such as municipalities and education organizations have begun implementing mobile wireless broadband over specific geographic areas such as parks, campuses and major downtown business areas. Companies in the Lower 49 States, including telephone companies and ISPs, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their cable infrastructure, so these companies and others may deliver Internet services directly to customers over cable facilities. The FCC determined in March 2002 that cable system operators will not be required to provide such "open access" to others. See "Part I -- Item 1 -- Business -- Regulation, Franchise Authorizations and Tariffs -- Cable Services" for more information.

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

On December 30, 2004, we applied to the Regulatory Commission of Alaska to amend our certificates of convenience and public necessity to include areas where population growth has occurred and is likely to occur over the next five years. On April 8, 2005, the RCA granted the amendments to our certificates. The service area changes are in Anchorage, Bethel, Cordova, Fairbanks, Homer, Juneau-Douglas, Kenai, Soldotna, Sterling, Ketchikan, Kodiak, Kotzebue, Nome, Palmer-Wasilla, Petersburg, Seward, Sitka, Valdez and Wrangell.

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

Local Access Services

Industry. The FCC reported that there are approximately 1,300 companies that have historically provided local telephone service in the Unites States. The FCC further reports that end-user customers in the U.S. obtained local service as of December 31, 2004 by means of 145 million ILEC switched access lines and 33 million CLEC switched access lines.

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

The FCC further reported that approximately 60% of reported CLEC switched access lines serve residential and small business customers, compared to approximately 77% of ILEC lines. CLECs reported 15% of total residential and small business switched access lines, and 29% of the total medium and large business, institutional, and government customer access lines.

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

The FCC reported that ILECs provided 3% fewer UNE loops with switching to unaffiliated customers at the end of December 2004 than they reported six months earlier, and 3% fewer UNE loops without switching during the same period.

The FCC reports that at December 31, 2004 in the U.S., local telephone service was provided by CLECs to over 3.7 million coaxial cable connections, which constituted approximately 44% of the 8.5 million switched access lines provided by CLECs over their own local loop facilities.

In-stat estimates that worldwide cable telephony service revenues rose from $4.5 billion in 2004 to $5.6 billion in 2005, and projects revenues to reach $10 billion by 2009. During 2005 cable telephony deployments in the U.S. began to trend more heavily toward IP-based (both circuit-switched and non circuit-switched) technologies as more operators overcame technology platform integration and service deployment issues. The majority of cable-telephony subscribers reportedly rely on circuit-switched technology, however non circuit-switched technology is becoming increasingly popular due to expected provisioning cost savings as compared to circuit-switched technology. In-stat estimates that total worldwide VoIP cable telephony subscriber households will reach almost 7 million by the end of 2006. Cable telephony services continue to expand as cable television operators expand their bundled offerings of video, data, and voice into more markets. A significant driver for cable telephony is the bundling of telephony services with existing digital video and high-speed data services. We began deploying a cable telephony solution in the second quarter of 2004 that meets our needs and we believe meets the needs of our customers.

The communications industry has been burdened by regulatory uncertainty as a result of successive court reversals of the FCC's core local competition rules. In response to such court reversals and to remove uncertainty, the FCC adopted new rules for network unbundling obligations of ILECs in February 2005. See "Part I -- Item I -- Business -- Regulation, Franchise Authorizations and Tariffs -- Communications Operations" below for more information.

General. Our local exchange and exchange access services ("local access services") segment entered the local services market in Anchorage in 1997, providing services to residential, commercial, and government users. At December 31, 2005 we could access approximately 94%, 71% and 48% of Anchorage, Fairbanks, and Juneau area local loops, respectively, from our collocated remote facilities and DLC installations, excluding Wainwright and Eielson areas.

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

Our package offerings are competitively priced and include popular features, such as the following:

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

In April 2004 we successfully launched our DLPS deployment utilizing our Anchorage coaxial cable facilities. This delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC. To ensure the necessary equipment is available to us we have committed to purchase a certain number of broadband multi-media terminal adapters and other vendor equipment.

In Fairbanks and Juneau we employ Lucent Distinctive Remote Module switching systems (5ESS) and have collocated DLC systems adjacent to the ILEC's local switching office and within the ILEC's wire center to access unbundled loop network elements.

Customers. We had approximately 112,900, 112,100 and 106,100 local lines in service from Anchorage, Fairbanks, and Juneau, Alaska subscribers at December 31, 2005, 2004 and 2003, respectively. We began providing local access services in Fairbanks in 2001 and in Juneau in 2002. The 2005 line count consists of approximately 61% residential access lines and 36% business access lines, including 3% Internet service provider access lines. We ended 2005 with market share gains in substantially all market segments.

Revenues derived from local access services in 2005, 2004 and 2003 totaled $51.5 million, $47.0 million and $39.0 million, respectively, representing approximately 11.6%, 11.1% and 10.0% of our total revenues in 2005, 2004 and 2003, respectively.

Competition. In the local access services market the 1996 Telecom Act, judicial decisions, state and federal legislative and regulatory developments, and new technologies have increased the overall likelihood that barriers to local telephone competition will be reduced or removed. These initiatives include requirements that ILECs negotiate with entities, including us, to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILEC.

Wireless local number portability was enforced in November 2003. Consumers can now retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers. Some consumers now use wireless service as their primary voice phone service for local and long-distance calling.

The 1996 Telecom Act also provides ILECs with new competitive opportunities. We believe that we have certain advantages over these companies in providing communications services, including awareness by Alaskan customers of the GCI brand-name, our facilities-based communications network, and our prior experience in, and knowledge of, the Alaskan market.

Data obtained from the RCA indicates that there are 23 ILECs and 17 CLECs certified to operate in the State of Alaska. We compete against ACS, the ILEC in Anchorage, Juneau and Fairbanks. We also compete against AT&T Alascom in the Anchorage, Juneau and Fairbanks service areas. AT&T Alascom offers local exchange service only to residential customers through total service resale. ACS, through subsidiary companies, provides local telephone services in Fairbanks and Juneau, Alaska. These ACS subsidiaries were classified as Rural Telephone Companies under the 1996 Telecom Act, which entitled them to an exemption of certain material interconnection terms of the 1996 Telecom Act, until and unless such "rural exemption" were examined and discontinued by the RCA. On October 11, 1999, the RCA issued an order terminating rural exemptions for the ACS subsidiaries operating in the Fairbanks and Juneau markets so that we could compete with these companies in the provision of local telephone service pursuant to the terms of Section 251(c) of the 1996 Telecom Act. These rural exemptions limited the obligation of the ILECs in these markets to provide us access to UNEs at rates under the pricing standard established by the FCC. ACS appealed these decisions.

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

By letter, submitted also to the RCA, on January 12, 2004, we made a bona fide request for interconnection for the purposes of local access competition with MTA, under the provisions of the 1996 Telecom Act. We submitted this request to MTA on the grounds that it waived its rural exemption under the terms of Section 251(f)(1)(C) when it launched its new video service through its wholly owned subsidiary MTA Vision, Inc. in competition with our cable television service. MTA, however, refused to comply with the negotiation and arbitration provisions under the Act claiming that it still retains a rural exemption. We filed a complaint with the RCA to resolve this dispute, and the RCA conducted a public hearing on the matter on October 20, 2004. On February 22, 2005, the RCA released a ruling that MTA's rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we could negotiate and arbitrate interconnection with MTA. We tendered a new interconnection request to MTA on February 25, 2005 and proceeded with such negotiations. Negotiations were unsuccessful and an arbitration was requested on July 15, 2005.

Following our request for arbitration, MTA filed a petition with the RCA for a suspension or modification of its Section 251(c)(3) obligation to provision unbundled network elements (UNEs) as well as its other 251(c) obligations as they related to UNEs. The petition did not affect MTA's obligation to provide resale at wholesale rates under Section 251(c)(4). The RCA further granted a stay of the arbitration proceeding pending the outcome of MTA's petition. On December 20, 2005 the RCA granted MTA's petition for a three year period and arbitration as to MTA's remaining obligations recommenced. GCI has appealed the RCA's suspension and modification decision.

The arbitration was completed under the provisions of the 1996 Telecom Act in January 2006. On January 18, 2006 an Interconnection Agreement by arbitration was submitted to the RCA for approval. Such approval was granted on February 17, 2006. We intend to commence local service entry into the Mat-Su Valley during 2007.

On December 30, 2004, we applied to the RCA to amend GCI Cable, Inc.'s certificates to include areas where population growth has occurred and is likely to occur over the next five years. The service area changes are in Anchorage, Bethel, Cordova, Fairbanks, Homer, Juneau-Douglas, Kenai, Soldotna, Sterling, Ketchikan, Kodiak, Kotzebue, Nome, Palmer-Wasilla, Petersburg, Seward, Sitka, Valdez and Wrangell. On April 8, 2005, the RCA granted the amendment to the GCI Cable, Inc. certificate.

In January of 2005, we filed an application to amend GCC's local telephone certificate to provide local service to the service areas of Ketchikan Public Utilities, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative, Matanuska Telephone Cooperative, and the Glacier State service area, served by ACS of the Northland. To serve the entire service areas means that we were requesting to be authorized to serve all the communities within that service area. Some of these encompass many small villages and communities. In addition GCC requested certification to provide local service to the communities of Wrangell, Petersburg, Sitka, Seward, Bethel and Nome. For these communities we did not request to provide service to the entire local telephone service area, rather we requested to serve only the portion where we had cable plant.

Under Alaska State law, the RCA has six months from the time a complete application is filed to make a final decision. Upon filing a supplement to our application, this timeline commenced on March 23, 2005. On September 23, 2005, six months after our complete application was filed, the RCA issued an order granting certification where we had applied to serve the entire service area and extended its consideration of the remaining applications. The statutory deadline for the RCA to decide the remaining six locations was December 23, 2005. On December 10, the RCA requested further briefing in order to consider, under the terms of the 1996 Act, whether or not to require GCC to serve the entire service areas of the six locations. In that order, they stated they would be missing the statutory deadline and they did do so.

On January 10, 2006, on the basis of the missed deadline, GCC filed a complaint for a restraining order and declaratory ruling with the State Superior Court. A hearing on the preliminary injunction was set for Monday February 6, 2006. The RCA, however, released an order on February 2, 2006 approving the remaining amendments in our application but requiring us to serve the entire service areas of the locations for which we have applied. The complaint before the court was voluntarily withdrawn, without prejudice, by GCC on February 7, 2006.

We expect further competition in the marketplaces we serve as other companies may receive certifications. We expect further competition in business customer telephone access, Internet access, DSL and Private Line markets.

We continue to offer local exchange services to substantially all consumers in the Anchorage, Juneau and Fairbanks service areas, primarily through our own facilities and unbundled local loops leased from ACS. On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from the requirement that it provide access to unbundled network elements, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. GCI filed its opposition on January 9, 2006, and replies were filed on February 23, 2006. The FCC is required under statute to issue a decision by September 30, 2006, or on its own motion, in an additional 90 days. If a decision is not issued within the required timeframe, the petition is deemed granted. The ability to obtain unbundled network elements is an important element of our local exchange and exchange access services business, and the outcome of this proceeding could result in a change in our ability to access segments of the Anchorage market via the facilities of the ILEC and the cost of doing so. We cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision.

Our local services sales efforts continue to focus on increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sale opportunities. We sell our local services through telemarketing, direct mail advertising, up selling by our customer service personnel, and door-to-door selling.

See "Part I -- Item 1 -- Business -- Regulation, Franchise Authorizations and Tariffs -- Communications Operations" below for more information.

Internet Services

Industry. The Internet continues to expand at a significant rate. The Internet Systems Consortium reports that, worldwide, approximately 353 million web sites were hosted at the end of July 2005, an increase of 24% from 285 million at the end of July 2004. Jupiter Research reports that the number of U.S. households with a computer grew from 71.1 million in 2001 to a projected 80.8 million in 2004, which represents approximately 73% of U.S. households. Nielsen//NetRatings reports that an estimated 203.8 million Internet users existed in the U.S. in December 2005, representing approximately 68.1% of the total U.S. population.

The number of broadband Internet service users continues to grow while the number of dial-up service users continues to decrease. Nielsen NetRatings reports that more than 54% of home users subscribed to broadband Internet connections at the end of 2004. We believe high-speed Internet access will likely become the dominant access method for residential Internet users as broadband becomes more widely available, more flexibly priced, and as new kinds of entertainment, content and services emerge.

The FCC reported that high-speed lines (those that provide services at speeds exceeding 200 kbps in at least one direction) connecting homes and businesses to the Internet in the U.S. increased by 17% during the second half of 2004, from
32.5 million to 37.9 million lines, compared to a 15% increase, from 28.2 million to 32.5 million lines, during the first half of 2004. Approximately 35.3 million of the 37.9 million total lines served residential and small business subscribers, a 17% increase from the 30.1 million lines reported six months earlier.

The FCC further reported that of the 37.9 million high-speed lines, 28.9 million provided advanced services, i.e., services at speeds exceeding 200 kbps in both directions. Advanced services lines increased 23% from 23.5 million lines to
28.9 million lines during the second half of 2004. Approximately 26.4 million of the 28.9 million advanced services lines served residential and small business subscribers.

Cable modem Internet access continues to be the primary means of accessing the Internet in the United States over broadband networks. DSL service, the most significant broadband competitor to cable modem service, is being rapidly deployed. DSL providers have recognized having voice, data and video capabilities are essential for future customer growth and retention and have invested significantly in DSL architectures. Extensive expansion of fiber facilities either to the node or home by regional ILECS have begun. Analysts believe that all operators have more incentive to upgrade networks and have potentially higher returns due to the potential for new sources of revenue from digital cable, telephony and other products that are made possible from such upgrades.

The FCC reports that U.S. DSL subscribers totaled 13.8 million in December 2004. High-speed asymmetric DSL lines in service increased by 45% during 2004. Cable's offering of high-speed Internet access was reported by the FCC to have grown 30% during 2004, to 21.4 million lines.

The FCC reports that high-speed connections to end users by means of satellite or terrestrial wireless technologies increased by 50% in the U.S. during 2004, to approximately 0.5 million. High-speed connections by means of fiber or powerline connections were reported to increase by 16%, to approximately 0.7 million.

Industry analysts believe that broadband deployment will continue to bring valuable new services to consumers and advance many other objectives, such as improving education and advancing economic opportunities. With an estimated 73 million basic cable households in the United States and an estimated 21 million households subscribing to cable modem service, broadband cable Internet access growth is expected to continue as new advanced services are deployed.

On December 3, 2004 President Bush signed into law a three-year moratorium on Internet access taxes. Analysts believe that keeping the Internet free of such taxes will create an environment for innovation and will ensure that electronic commerce will remain a vital and growing part of the economy of the United States.

See "Part I -- Item I -- Business -- Regulation, Franchise Authorizations and Tariffs -- Internet Services" below for more information.

General. Our Internet services division entered the Internet services market in 1998, providing retail services to residential, commercial, and government users and providing wholesale carrier services to other ISPs. We were the first provider in Anchorage to offer commercially available DSL products.

Products. We primarily offer three types of Internet access for residential use: dial-up, fixed wireless and high-speed cable modem Internet access. Our residential high-speed cable modem Internet service offers up to 10 Mbps access speeds as compared with up to 56 kbps access through standard copper wire dial-up modem access. Our fixed wireless product is available in 129 communities with plans to expand to 13 more in 2006. Three distinct products are offered; 56 kbps, 256 kbps, and 256 kbps for multiple computers. We provide 24-hour customer service and technical support via telephone or online. An entry-level cable modem service also offers free data transfer up to one gigabyte per month at a rate of 64 Kbps and can be connected 24-hours-a-day, 365-days-a-year, allowing for real-time information and e-mail access. This product acts as a dialup replacement and upgrade since it is always connected and provides more efficient data transfer. Cable modems use our coaxial cable plant that provides cable television service, instead of the traditional ILEC copper wire. Coaxial cable has a much greater carrying capacity than telephone copper wire and can be used to simultaneously deliver both cable television (analog or digital) and Internet access services.

At the end of 2003 we launched an initiative to increase the speed of our entry level broadband cable modem level service from 512 kbps to 1 mbps for new and current customers in Anchorage, Kenai/Soldotna and the Mat-Su Valley. The initiative was completed in September 2004. This new service level was available in Fairbanks in December of 2004 and Juneau in January 2005. In September 2005 we introduced a line of broadband products for customers with our bundled local, long distance and cable entertainment that provide much higher speeds and unlimited downloads. Additional cable modem service packages tailored to high-use residential and commercial Internet users are also available.

We currently offer several Internet service packages for commercial use: dial-up access, DSL, fixed wireless, T-1 and fractional T-1 leased line, frame relay, multi-megabit and high-speed cable modem Internet access. Our business high-speed cable modem Internet service offers access speeds ranging from 512 kbps to 2.4 Mbps, free monthly data transfers of up to 30 gigabytes and free 24-hour customer service and technical support. Our DSL offering can support speeds of up to 1.5 mbps over the same copper line used for phone service. Business services also include a personalized web page, domain name services, and e-mail.

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

Facilities. The Internet is an interconnected global public computer network of tens of thousands of packet-switched networks using the Internet protocol. The Internet is effectively a network of networks routing data throughout the world. We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes the following:

         o    Our Anchorage facilities are connected to multiple Internet access points in Seattle through multiple, diversely routed networks.
         o    We use multiple routers on each end of the circuits to control the flow of data and to provide resiliency.
         o Our Anchorage facility consists of routers, a bank of servers that perform support and application functions, database servers providing authentication and user demographic data, layer 2 gigabit switch fabrics for intercommunications and broadband services (cable modem, wireless and DSL), and access servers for dial-in users.
         o SchoolAccess(R) Internet service delivery to over 210 schools in rural Alaska and 32 schools in Montana, New Mexico and Arizona is accomplished by three variations on primary delivery systems:
                  o In communities where we have terrestrial interconnects or provide existing service over regional earth stations, we have configured intermediate distribution facilities. Schools that are within these service boundaries are connected locally to one of those facilities.
                  o In communities where we have extended communications services via our DAMA earth station program, SchoolAccess(R) is provided via a satellite circuit to an intermediate distribution facility at the Eagle River Earth Station.
                  o In communities or remote locations where we have not extended communications services, SchoolAccess(R) is provided via a dedicated (usually on premise) VSAT satellite station. The VSAT connects to an intermediate distribution facility located in Anchorage.

Our dedicated Internet access and IP data services are delivered to a router located at the service point. Our Internet management platform constantly monitors this router and continual communications are maintained with all of the core and distribution routers in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access routers, servers and layer 2 switches, permitting changes in configuration without the need to physically be at the service point. This management platform allows us to offer outsourced network monitoring and management services to commercial businesses. Many of the largest commercial networks in the state of Alaska use this service, including the state government.

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

Customers. We had approximately 93,900, 101,600 and 95,700 total active residential and commercial Internet subscribers at December 31, 2005, 2004 and 2003, respectively. Included in these totals were approximately 77,400, 65,500 and 46,000 active residential and commercial cable modem Internet subscribers at December 31, 2005, 2004 and 2003, respectively. Revenues derived from Internet services totaled $30.0 million, $26.0 million and $19.8 million, in 2005, 2004 and 2003, respectively, representing approximately 6.8%, 6.1% and 5.1% of our total revenues in 2005, 2004 and 2003, respectively.

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

Competition. The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, service packages, the types of services offered, the technologies used, customer service, billing services, perceived quality, reliability and availability. As of December 31, 2005, we competed with more than eight Alaska based Internet providers, and competed with other domestic, non-Alaska based providers that provide national service coverage. Several of the providers have substantially greater financial, technical and marketing resources than we do.

ACS and other Alaska telephone service providers are providing competitive high-speed DSL services over their telephone lines in direct competition with our high-speed cable modem service. DBS providers and others provide wireless high speed Internet service in competition with our high-speed cable modem services. Competitive local fixed wireless providers are providing service in certain of our markets. Clearwire Corporation has introduced a nomadic wireless product the Anchorage market based on pre-802.16 technology. It offers competitive Internet services up to 1.5 Mbps.

Niche providers in the industry, both local and national, compete with certain of our Internet service products, such as web hosting, list services and email.

Other Services

We provide other services that are not reported in the Long-Distance, Cable, Local Access or Internet Services segments. These services include Network Solutions, Broadband and wireless services, and are included in the All Other category in the Consolidated Financial Statements included in Part IV of this report.

Network Solutions. We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services through our Network Solutions business. We also supply integrated voice and data communications systems incorporating interstate and intrastate digital Private Lines, point-to-point and multipoint Private Network and small earth station services. Our Network Solutions revenues totaled $32.4 million, $36.9 million and $28.0 million in the years ended December 31, 2005, 2004 and 2003, respectively, or approximately 7.3%, 8.7% and 7.2% of total revenues, respectively. Presently, there are a number of competing companies in Alaska that actively sell and maintain data and voice communications systems.

Our ability to integrate communications networks and data communications equipment has allowed us to maintain our market position based on "value added" support services rather than price competition. These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

Broadband Services. Our Broadband services revenue, including our SchoolAccess(R) and Rural Health initiatives, totaled $28.1 million, $30.2 million and $25.2 million in the years ended December 31, 2005, 2004 and 2003, respectively, or approximately 6.3%, 7.1% and 6.4% of total revenues, respectively. Presently, there are several competing companies in Alaska that actively sell broadband services.

Our ability to provide end-to-end broadband services solutions has allowed us to maintain our market position based on "value added" products and services rather than solely based on price competition. These services are blended with other transport and software products into unique customer solutions, including SchoolAccess(R) and Rural Health applications such as video conferencing and unique web content services.

Cellular Services. We offer cellular services by reselling Dobson's services. We offer wireless local access services over our own facilities, and have purchased PCS and LMDS wireless broadband licenses in FCC auctions covering markets in Alaska. Our wireless services revenue totaled $7.1 million, $3.4 million and $3.3 million in the years ended December 31, 2005, 2004 and 2003, respectively, or approximately 1.6%, 0.8% and 0.9% of total revenues, respectively.

We closed a 10-year distribution agreement with Dobson in 2004 allowing us to resell Dobson cellular services. We provide limited wireless local access and Internet services using our own facilities. We compete against Dobson, ACS, Alaska DigiTel, and resellers of those services in Anchorage and other markets. We announced on December 7, 2005 that GCI reached a definitive agreement to invest $29.5 million in Alaska DigiTel. In exchange for the investment, GCI will receive a majority equity interest in Alaska DigiTel but will not own voting control of the venture. The transaction is subject to customary closing conditions, including documentation and regulatory approvals. MTA filed a petition with the FCC against GCI's application in February 2006. We are not able to determine at this time when the transaction will close. See "Part I --
Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Alaska Digitel Acquisition" above for more information.

Mobile wireless telephone service subscriptions were reported by the FCC to have increased 8% during the second half of 2004 to approximately 181 million, and increased by 15% for the full twelve-month period ending December 31, 2004. Despite rate reductions, wireless revenues are reported to have continued to grow faster than subscribers due to increased call length and more subscriptions to premium services.

The wireless communications industry continues to experience significant consolidation. In October 2004 Cingular Wireless LLC, a joint venture between SBC Communications Inc. and BellSouth Corp., reported that it completed its previously announced merger with AT&T Wireless Services Inc. Dobson acquired its Anchorage wireless properties in a 2003 asset exchange with AT&T Wireless. Dobson has acquired wireless companies and negotiated roaming arrangements that give it a national presence. Mergers and joint ventures in the industry have created large, well-capitalized competitors with substantial financial, technical, marketing and other resources. These competitors may be able to offer nationwide services and plans more quickly and more economically than we can, and obtain roaming rates that are more favorable than those that we obtain. The largest three wireless providers are reported to hold almost 75% of the U.S. wireless market.

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

Our Alaska United projects consist, in part, of deploying land-based and undersea fiber optic cable facilities between Anchorage, Juneau, Seward, Valdez, and Whittier, Alaska, Seattle, Washington, and Warrenton, Oregon. The engineered routes pass over wetlands and other environmentally sensitive areas. We believe our construction methods used for buried cable have a minimal impact on the environment. The agencies, among others, that are involved in permitting and oversight of our cable deployment efforts are the United States Army Corps of Engineers, National Marine Fisheries Service, United States Fish and Wildlife Service, United States Coast Guard, National Oceanic and Atmospheric Administration, Alaska Department of Natural Resources, and the Alaska Office of the Governor-Governmental Coordination. We are unaware of any violations of federal, state or local regulations or permits pertaining to preservation or protection of the environment.

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

Patents, Trademarks and Licenses

We do not hold patents, franchises or concessions for communications services or local access services. We do hold registered service marks for the Digistar(R) logo and letters GCI(R), and for the terms SchoolAccess(R), Alaska United Fiber Optic Cable System(R), MDConnect(R), and GCI Hypernet(R). The Communications Act of 1934 gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications. We hold licenses through our long-distance services industry segment for our satellite and microwave transmission facilities for provision of long-distance services.

We acquired a license for use of a 30-MHz block of spectrum for providing PCS services in Alaska. We are required by the FCC to provide adequate broadband PCS service to at least two-thirds of the population in our licensed areas within 10 years of being licensed. The PCS license had an initial duration of 10 years. At the end of the license period, a renewal application was filed. Licenses may be revoked and license renewal applications may be denied for cause. The PCS license was renewed effective August 30, 2005 for an additional 10-year term under FCC rules.

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

By letter submitted to the RCA on January 12, 2004, we made a bona fide request for interconnection for the purposes of local access competition with MTA, under the provisions of the 1996 Telecom Act. We submitted this request to MTA on the grounds that it waived its rural exemption under the terms of Section 251(f)(1)(C) when it launched its new video service through its wholly owned subsidiary MTA Vision, Inc. in competition with our cable television service. MTA, however, refused to comply with the negotiation and arbitration provisions under the Act claiming that it still retains a rural exemption. We filed a complaint with the RCA to resolve this dispute, and the RCA conducted a public hearing on the matter on October 20, 2004. On February 2, 2005, the RCA ruled that MTA's rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we may negotiate and arbitrate interconnection with MTA. Negotiations ensued and a petition for suspension and modification of its obligations to provide access to UNEs was filed by MTA. Following such proceeding and arbitration, an arbitrated Interconnection Agreement was filed for approval on January 18, 2006. See "Part I -- Item I -- Business, Local Access Services- Competition" for more information.

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

Access to Unbundled Network Elements. On March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit issued a decision affirming in part, vacating in part, and remanding in part the FCC's Triennial Review Order, in which the FCC reviewed its regulations governing access that ILECs must make available to competitors to unbundled network elements pursuant to Section 251(c) of the 1996 Telecom Act. On February 4, 2005, the FCC issued its Order responding to the Court's remand. Though the FCC adopted new standards that generally curb access to certain ILEC high capacity loop and transport facilities, we do not believe that any of these standards are met for the markets we serve. The FCC also eliminated access to mass market switching, which we self-provision and we have generally not relied on stand-alone access to this network element. The outcome of either requests for reconsideration to the FCC or further court appeals could result in a change in our cost of serving new and existing markets via the facilities of the ILEC or via wholesale offerings. In addition, the regulatory classification of services that are transmitted over facilities may impact the extent to which we will be permitted access to such facilities. The ability to obtain unbundled network elements is an important element of our local exchange and exchange access services business. We cannot predict the extent to which the existing rules will be sustained in the face of additional legal action and the scope of any further rules that are yet to be determined by the FCC.

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

An arbitration proceeding to revise the interconnection agreement with ACS for the Anchorage service area went to hearing before the RCA, with such hearing ending November 13, 2003. On June 25, 2004, the RCA issued a comprehensive decision setting forth new rates for unbundled network elements, resale, and terms and conditions for interconnection in the Anchorage arbitration. Significantly, the RCA raised the loop rate in Anchorage to $19.15 but subsequently reduced the loop rate on reconsideration to $18.64. The RCA also issued other various arbitration rulings adverse to us, including adopting ACS' non-recurring and collocation cost models. On December 7, 2004, the Commission issued a final order approving an interconnection agreement. We have appealed various Commission arbitration rulings.

On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from the requirement that it provide access to unbundled network elements, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. GCI filed its opposition on January 9, 2006, and replies are due on February 23, 2006. The FCC is required under statute to issue a decision by September 30, 2006, or on its own motion, in an additional 90 days. If a decision is not issued within the required timeframe, the petition is deemed granted. The ability to obtain unbundled network elements is an important element of our local exchange and exchange access services business, and the outcome of this proceeding could result in a change in our ability to access segments of the Anchorage market via the facilities of the ILEC and the cost of doing so. We cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision.

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

Universal Service. We have qualified under FCC regulations as a competitive "eligible telecommunications carrier," or ETC, with respect to our provision of local telephone service in Anchorage, Fairbanks, and Juneau. ETCs are entitled to receive subsidies paid by the Universal Service Fund. If we do not continue to qualify for this status in Anchorage, Fairbanks and/or Juneau, or if we do not qualify for this status in other rural areas where we propose to offer new services, we would not receive this subsidy and our net cost of providing local telephone services in these areas would be materially adversely affected.

In addition, the FCC had previously referred issues concerning the designation of ETCs, portability of support, and the basis for calculating support to a Federal-State Joint Board on Universal Service. On February 27, 2004, the Joint Board issued a recommendation, adopted by the FCC on February 25, 2005, that, among other things, established minimum requirements to guide ETC designations. We do not believe that the adopted changes, as reported, will have a material effect on our operations. In addition, the FCC has opened proceedings to review the administration of the universal service fund and the method for calculating support amounts. We cannot predict any further changes that may be adopted, but future regulatory action, court appeals, or legislative action could affect the subsidy and result in a change in our net costs of providing local telephone services in new and existing markets.

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

In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers and to govern the terms under which content providers and applications are delivered by all broadband network operators.

In an October 6, 2003 decision, the United States Court of Appeals for the Ninth Circuit reversed an FCC decision defining high-speed Internet over cable as an "information service" not subject to local cable-franchise fees, like cable service is, or any explicit requirements for "open access," as telecommunications service is. If Internet access requirements are imposed on cable operators, it could burden the capacity of cable systems and complicate our own plans for providing expanded Internet access services. These access obligations could adversely affect our financial position, results of operations or liquidity. The Supreme Court affirmed the FCC's decision on June 27, 2005.

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

Financial Information about our Foreign and Domestic Operations and Export Sales

Although we have several agreements to help originate and terminate international toll traffic, we do not have foreign operations or export sales. We conduct our operations throughout the western contiguous United States and Alaska and believe that any subdivision of our operations into distinct geographic areas would not be meaningful. Revenues associated with international toll traffic were $2.6 million, $2.9 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Seasonality

Long-distance services segment revenues (primarily those derived from our other common carrier customers) have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. The cable, local access and Internet services segments do not exhibit significant seasonality. Our ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

Customer-Sponsored Research

We have not expended material amounts during the last three fiscal years on customer-sponsored research activities.

Backlog of Orders and Inventory

As of December 31, 2005 and 2004, our long-distance services segment had a backlog of Private Line orders of approximately $76,000 and $74,000, respectively, which represents recurring monthly charges for Private Line and broadband services. As of December 31, 2005 and 2004, we had a backlog of equipment sales orders of approximately $0 and $468,000, respectively for services included in the All Other category described in note 12 to the "Notes to Consolidated Financial Statements" included in Part II of this Report. We expect that all of the Private Line orders in backlog at the end of 2005 will be delivered during 2006.

Geographic Concentration and Alaska Economy

We offer voice and data communications and video services to customers primarily in the State of Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska. The economy of the State of Alaska is dependent upon natural resource industries, in particular oil production, as well as investment earnings (including earnings from the State of Alaska Permanent Fund), tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. Oil revenues are the second largest source of state revenues, following funds from investment sources. The slow economic recovery in the Lower 48 States appears to have dampened demand for services provided by our large common carrier customers. To the extent that these customers experience reduced demand for traffic destined for and originating in Alaska, it could adversely affect our common carrier traffic and associated revenues. See "Part I -- Item 1A -- Risk Factors -- Our business is currently geographically concentrated in Alaska," and "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about the effect of geographic concentration and the Alaska economy on us.

Employees

We employed 1,262 persons as of January 31, 2006, and we are not party to union contracts with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

Other

No material portion of our businesses is subject to renegotiation of profits or termination of contracts at the election of the federal government.

Item 1A.  Risk Factors.

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

We believe that the greatest source of potential competition for video services could come from the DBS industry. We also are subject to competition from providers of digital video over telephone lines in the Mat-Su Valley and in Ketchikan in 2006. With the addition of Anchorage local broadcast stations, increased marketing, ILEC and DBS alliances, and emerging technologies creating new opportunities, competition from these sources has increased and will likely continue to increase. The changing nature of technology and of the DBS business may result in greater satellite coverage within the State of Alaska. The resulting increase in competition may adversely affect our market share and results of operations from our cable services segment.

Local Telephone Services. In the local telephone market, we compete against ACS (the ILEC), in Anchorage, Juneau and Fairbanks. We plan to provide local telephone service in other locations in the future where we would face other competitors. In the local telephone services market, the 1996 Telecom Act, judicial decisions, state and federal legislative and regulatory developments, and new technologies have increased the overall likelihood that barriers to local telephone competition will be substantially reduced or removed. These initiatives include requirements that local exchange carriers negotiate with entities, including us, to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to unbundled network elements, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILEC. We have been able to obtain interconnection, access and related services from the LECs, at rates that allow us to offer competitive services. However, if we are unable to continue to obtain these services and access at acceptable rates, our ability to offer local telephone services, and our revenues and net income, could be materially adversely affected. To date, we have been successful in capturing a significant portion of the local telephone market in the locations where we are offering these services. However, there can be no assurance that we will continue to be successful in attracting or retaining these customers.

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

With respect to our high-speed cable modem service, ACS and other Alaska telephone service providers are providing competitive high-speed Internet access over their telephone lines. DBS providers and others also provide wireless high-speed Internet service in competition with our high-speed cable modem services. Competitive local fixed wireless providers are providing service in certain of our markets as is a national WiMax based provider in Anchorage with plans for Juneau and Fairbanks. WiMax is a standards-based wireless technology that provides high-throughput broadband connections over long distances. WiMax can be used for a number of applications, including last mile broadband connections, hotspots and cellular backhaul, and high-speed enterprise connectivity for business.

Niche providers in the industry, both local and national, compete with certain of our Internet service products, such as web hosting, list services and email.

Our business is subject to extensive governmental legislation and regulation. Applicable legislation and regulations and changes to them could adversely affect our business, financial position, results of operations or liquidity.

Local Telephone Services. Our success in the local telephone market depends on our continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are just and reasonable and that are based on the cost of providing these services. Our local telephone services business faces the risk of the impact of the implementation of current regulations and legislation, unfavorable changes in regulation or legislation or the introduction of new regulations. Our ability to enter into the local telephone market depends on our negotiation or arbitration with local exchange carriers to allow interconnection to the carrier's existing local telephone network, to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to unbundled network elements. In many Alaska markets, it also depends on our ability to gain interconnection at economic costs, and in some of these markets, it further depends on our ability to have the rural exemption for certain carriers terminated, so these carriers are obligated to provide access to unbundled network elements at economic costs. Future arbitration and rural exemption proceedings with respect to new or existing markets could result in a change in our cost of serving these markets via the facilities of the ILEC or via wholesale offerings.

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

For the year ended December 31, 2005, we provided long-distance services (excluding private lines and other revenue) to MCI, Dobson, and Sprint Nextel which generated combined revenues of approximately 18.6% of our total revenues for 2005. These customers are free to seek out long-distance communications services from our competitors upon expiration of their contracts (in December 2009 in the case of MCI (Verizon beginning January 2006); in 2014 in the case of Dobson; and in March 2007 in the case of Sprint Nextel) or earlier upon the occurrence of certain contractually stipulated events including a default, the occurrence of a force majeure event, or a substantial change in applicable law or regulation under the applicable contract. Additionally, the contracts provide for periodic reviews to assure that the prices paid by MCI and Sprint Nextel for their services remain competitive.

Mergers and acquisitions in the communications industry are relatively common. If a change in control of Dobson or Sprint Nextel were to occur, and in the case of the change in control of MCI (to Verizon as of January 2006), such change in control would not permit them to terminate their existing contracts with us, but could in the future result in the termination of or a material adverse change in our relationships with MCI, Dobson or Sprint Nextel.

In addition, MCI's, Dobson's and Sprint Nextel's need for our long-distance services depends directly upon their ability to obtain and retain their own long-distance and wireless customers and upon the needs of those customers for long-distance services.

The loss of one or more of MCI, Dobson or Sprint Nextel as customers, a material adverse change in our relationships with either of them or a material loss of or reduction in their long-distance customers would have a material adverse effect on our financial position, results of operations and liquidity.

Our businesses are currently geographically concentrated in Alaska. Any deterioration in the economic conditions in Alaska could have a material adverse effect on our financial position, results of operations or liquidity.

We offer voice and data communication and video services to customers primarily in the State of Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon natural resource industries, in particular oil production, as well as tourism, and government spending including substantial amounts for the United States military. Any deterioration in these markets could have an adverse impact on the demand for communication and cable television services and on our results of operations and financial condition. In addition, the customer base in Alaska is limited. Alaska has a population of approximately 655,000 people, approximately 41% of whom are located in the Anchorage area. We have already achieved significant market penetration with respect to our service offerings in Anchorage and in other locations in Alaska.

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

We offer wireless mobile services by distributing other providers' wireless mobile services. We offer wireless local telephone services over our own facilities, and have purchased personal communications system, or PCS, and local multipoint distribution system, or LMDS, wireless broadband licenses in FCC auctions covering markets in Alaska. GCI entered into an agreement to acquire a substantial ownership interest in Alaska Digitel (see "Part I -- Item 1 -- Business -- Historical Development of our Business During the Past Fiscal Year -- Alaska Digitel acquisition" for more information.) We have fewer subscribers to our wireless services than to our other service offerings. The geographic coverage of our wireless services is also smaller than the geographic coverage of our other services. Some of our competitors offer or propose to offer an integrated bundle of communications, entertainment and information services, including wireless services. If we are unable to expand and further develop our wireless services, we may not be able to meet the needs of customers who desire packaged services, and our competitors who offer these services would have an advantage. This could result in the loss of market share for our other service offerings.

As a PCS and LMDS licensee, we are subject to regulation by the FCC, and must comply with certain build-out and other conditions of the licenses, as well as with the FCC's regulations governing the PCS and LMDS services. The conditions of our PCS licenses required us to satisfy certain build-out requirements on or before June, 2005. In February 2005 we submitted a filing to the FCC supporting our compliance with such requirements, and the FCC renewed the license effective August 30, 2005, for an additional 10-year license term.

Our efforts to deploy DLPS may be unsuccessful, in which case the margins on our local telephone services business will not improve and we will not recover any capital investment that we have made in DLPS.

An element of our business strategy is to deploy voice telephone service utilizing our hybrid fiber coax cable facilities. In April 2004 we successfully launched our DLPS deployment utilizing our Anchorage coaxial cable facilities. DLPS allows us to utilize our own cable facilities to provide local access to our customers and avoid paying local loop charges to the ILEC. To continue to successfully deploy this service, we must integrate new technology with our existing facilities and modify our operating procedures to timely detect and effect repairs of our outside plant network. The long-term viability of this service depends on the adoption of industry-wide standards for the sending and receiving of voice communications over cable facilities and the availability of the equipment necessary to provide the service at a cost-effective price. The deployment of this service requires a substantial capital investment by us. If we are unable to successfully deploy DLPS to a sufficiently large portion of our customer base, we will not be able to recover all of the capital investment we may make and the margins on our local telephone services business will not improve.

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

We serve many rural and remote Alaska locations solely via satellite communications. Each of our C and Ku-band satellite transponders is backed up on the same spacecraft with multiple backup transponders. The primary spacecraft we use to provide voice, data and internet services to our rural Alaska customers is PanAmSat's Galaxy XR, but we also lease capacity on two other spacecraft for services we provide, SES Americom's AMC-7 and AMC-8. On Galaxy XR, we use 7 C-band transponders.

Galaxy XR experienced a failure August 3, 2004 of its secondary xenon ion propulsion system (XIPS) that maintains the satellite's proper orbital position. The primary XIPS failed in February 2004. The satellite is now using its backup bi-propellant thrusters to maintain its orbital position. These thrusters are a space flight proven technology. The failure of the primary and secondary XIPS had no short term impact on service to our customers. PanAmSat, the owner and operator of Galaxy XR, believes the satellite has sufficient fuel to continue normal operations until April 2008. The terms of our Galaxy XR transponder purchase agreement extends through March 2012. PanAmSat intends to replace the satellite before its estimated end-of-life. We purchased a warranty with the original agreement to cover a loss of this nature. We have had an agreement in place that provides backup transponder capacity on the Galaxy XIII satellite in the event of a catastrophic failure of Galaxy XR.

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

The Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board, and the Nasdaq National Market have required changes in corporate governance practices of public companies. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls over financial reporting and have our auditor attest to such evaluation. We expect to incur ongoing costs to comply with these rules and regulations, as well as increased legal and financial compliance costs.

We recently identified a material weakness in our internal control over financial reporting.

Based on our evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005, we identified a material weakness resulting from an ineffective review of a new unified billing and provisioning system that we implemented in September 2005. Please see our Evaluation of Disclosure Controls and Procedures in Item 9A below for a more detailed description of this weakness and the steps that we have taken to correct it. Because our systems, processes and internal controls change over time, we cannot assure you that we will not identify other deficiencies in the future.

We must apply a direct value method to determine the fair value of our cable certificate assets for purposes of impairment testing on an annual basis. Impairment testing may result in a material, non-cash write-down of our cable certificate or goodwill assets and could have a material adverse impact on our results of operations.

Under Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," we must test our goodwill and other intangible assets with indefinite lives for impairment at least annually. On September 29, 2004, the SEC issued SEC Staff Announcement Topic "Use of the Residual Method to Value Acquired Assets Other than Goodwill," requiring us to apply no later than January 1, 2005 a direct value method to determine the fair value of our intangible assets with indefinite lives other than goodwill for purposes of impairment testing. We must also recognize previously unrecognized intangible assets, if any, in the determination of fair value for impairment testing purposes. Our cable certificate assets are our only indefinite-lived assets other than goodwill as of December 31, 2005. Our cable certificate assets were originally valued and recorded using the residual method. Impairment testing of our cable certificate assets in future periods under Statement of Financial Accounting Standard No. 142 must use a direct value method pursuant to such SEC

Staff Announcement, which may result in a material, non-cash write-down of our cable certificate assets and could have a material adverse impact on our results of operations.

Our significant debt could adversely affect our business and prevent us from fulfilling our obligations under our senior notes.

We have and will continue to have a significant amount of debt. On December 31, 2005, we had total debt of approximately $476.5 million. Our high level of debt could have important consequences, including the following:

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

As of December 31, 2005, our executive officers and directors and their affiliates owned approximately 8.9% of GCI's combined outstanding Class A and class B common stock, representing approximately 28.1% of the combined voting power of that stock. These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to GCI's Board.

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

Item 1B.  Unresolved Staff Comments

There are no written staff comments on Exchange Act reports issued more than 180 days before the end of the fiscal year covered by this report that the issuer believes to be material and that remain unresolved as of the filing date of this report.

Item 2.  Properties

General. Our properties do not lend themselves to description by character or location of principal units. Our investment in property, plant and equipment in our consolidated operations consisted of the following at December 31:

                                                                                    2005          2004
                                                                             ------------------------------
         Telephone distribution systems                                             64.9%         59.0%
         Cable television distribution systems                                      22.9%         22.9%
         Support equipment                                                           9.8%          6.7%
         Property and equipment under capital leases                                 0.1%          6.9%
         Construction in progress                                                    1.0%          3.0%
         Transportation equipment                                                    0.7%          0.9%
         Land and buildings                                                          0.6%          0.6%
                                                                             ------------------------------
              Total                                                                100.0%        100.0%
                                                                             ==============================

These properties are used by our operating segments at December 31, 2005 as follows: long-distance services, 40.6%; cable services, 24.2%; local access services, 11.0%; Internet services, 5.2%; and all other, 19.0%.

These properties consist primarily of switching equipment, satellite earth stations, fiber-optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Substantially all of our properties secure our Senior Credit Facility. See note 7 to the "Notes to Consolidated Financial Statements" included in Part II of this Report for more information.

Our construction in progress totaled $8.3 million at December 31, 2005, consisting of long-distance, cable, local and Internet services, and support systems projects that were incomplete at December 31, 2005. Our construction in progress totaled $22.5 million at December 31, 2004, consisting of long-distance, cable, local and Internet services, and support systems projects that were incomplete at December 31, 2004.

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

We entered into a purchase and lease-purchase option agreement in August 1995 for the acquisition of satellite transponders on the PanAmSat Galaxy XR satellite to meet our long-term satellite capacity requirements. The purchase and lease-purchase option agreement provided for the interim lease of transponder capacity on the PanAmSat Galaxy IX satellite through the delivery of the purchased transponders on Galaxy XR in March 2000. The lease was repaid and terminated in 2005 as part of the refinancing of our senior credit facility.

Effective June 30, 2001, we acquired, through the issuance of preferred stock, a controlling interest in the corporation (now wholly owned) owning the 800-mile fiber optic cable system that extends from Prudhoe Bay, Alaska to Valdez, Alaska via Fairbanks.

We lease our long-distance services industry segment's executive, corporate and administrative facilities in Anchorage, Fairbanks and Juneau, Alaska. Our operating, executive, corporate and administrative properties are in good condition. We consider our properties suitable and adequate for our present needs and they are being fully utilized.

Cable Services. The cable systems serve 40 communities and areas in Alaska including Anchorage, Fairbanks, the Mat-Su Valley, and Juneau, the state's four largest urban areas. As of December 31, 2005, the Cable Systems consisted of approximately 2,369 miles of installed cable plant having between 450 to 625 MHz of channel capacity. Our principal physical assets consist of cable television distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems and customer drop equipment for each of our cable television systems.

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

The total investment in property, plant and equipment has increased from $499.8 million at January 1, 2001 to $814.9 million at December 31, 2005, including construction in progress and not including deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required in the future to meet the growing demand for communications, Internet and entertainment services and to continually modernize and improve such services to meet competitive demands.

Our capital expenditures for 2001 through 2005 were as follows (in millions):

       2001        $ 65.6
       2002        $ 65.1
       2003        $ 62.5
       2004        $ 112.6
       2005        $ 81.2

We project capital expenditures of $80 million to $90 million for 2006. We have made capital and operating purchase commitments totaling approximately $15.5 million at December 31, 2005. A majority of the expenditures are expected to expand, enhance and modernize our current networks, facilities and operating systems, and to develop other businesses.

During 2005, we funded our normal business capital requirements substantially through internal sources and, to the extent necessary, from external financing sources. We expect expenditures for 2006 to be financed in the same manner.

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

Item 4. Submissions of Matters to a Vote of Security Holders

Omitted per General Instruction I(1)(a) and (b) of Form 10-K.



                                     Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

All issued and outstanding shares of GCI, Inc.'s Class A common stock are held by GCI and are not publicly traded. GCI's Class A and Class B common stock are publicly traded.

Dividends

GCI and GCI, Inc. have never paid cash dividends on their common stock and have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by GCI's Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing bank loan agreements contain provisions that limit payment of dividends on common stock, other than stock dividends (See note 7 to the "Consolidated Financial Statements" included in Part II of this Report for more information).

Stock Transfer Agent and Registrar

Mellon Investor Services is GCI's stock transfer agent and registrar.

Item 6.  Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations over the past five years.

                                                                                Years ended December 31,
                                                             ----------------------------------------------------------------
                                                                2005         2004         2003         2002         2001
                                                                ----         ----         ----         ----         ----
                                                                    (Amounts in thousands except per share amounts)
     Revenues                                               $   443,026       424,826      390,797      367,842      357,258
     Net income before income taxes and cumulative
       effect of a change in accounting principle           $    36,835        38,715       26,160       12,322        8,659
     Cumulative effect of a change in accounting
       principal, net of income tax benefit of $367 in
       2003                                                 $       ---           ---         (544)         ---          ---
     Net income                                             $    20,831        21,252       15,542        6,663        4,589
     Total assets                                           $   873,775       849,191      763,020      738,782      734,679
     Long-term debt, including current portion              $   475,840       437,137      345,000      357,700      351,700
     Obligations under capital leases, including
       current portion                                      $       672        39,661       44,775       46,632       47,282
     Total stockholder's equity                             $   243,620       228,604      246,271      230,497      224,380
     Dividends declared per common share                    $      0.00          0.00         0.00         0.00         0.00

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

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to unbilled revenues, Cost of Goods Sold (exclusive of depreciation and amortization shown separately) ("Cost of Goods Sold") accruals, allowance for doubtful accounts, depreciation, amortization and accretion periods, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our "Cautionary Statement Regarding Forward-Looking Statements."

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

As of January 1, 2005 financial information for Broadband services is not included in the long-distance services segment but is included in the "All Other" category. Segment and All Other category data for the years ended December 31, 2004 and 2003 have been reclassified to reflect the change.

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

                                                                                          Percentage Change (1)
                                                                                          -----------------
                                                                                          2005         2004
                                                       Year Ended December 31,             vs.          vs.
                                                       -----------------------
                                                    2005        2004         2003         2004         2003
                                                    ----        ----         ----         ----         ----
Statement of Operations Data:
  Revenues:
    Long-distance services segment                  42.6%       42.4%        45.9%         4.9%        0.3%
    Cable services segment                          23.8%       23.9%        24.6%         3.8%        5.7%
    Local access services segment                   11.6%       11.0%        10.0%         9.6%       20.4%
    Internet services segment                        6.8%        6.1%         5.1%        15.4%       30.9%
    All other                                       15.2%       16.6%        14.4%        (4.2%)      24.7%
                                                -----------------------------------------------------------------
      Total revenues                               100.0%      100.0%       100.0%         4.3%        8.7%
  Selling, general and administrative expenses      34.9%       34.7%        35.5%         4.8%        6.2%
  Restructuring charge                               0.4%        0.0%         0.0%           NM          NM
  Bad debt expense (recovery)                        0.2%       (0.3%)        0.0%       200.6%     (503.4%)
  Impairment charge                                  0.0%        0.0%         1.4%           NM          NM
  Depreciation and amortization expense             16.7%       14.8%        13.5%        17.9%       19.1%
      Operating income                              17.3%       17.9%        17.6%         1.0%       10.8%
      Net income before income taxes and
        cumulative effect of a change in
        accounting principle in 2003                 8.3%        9.1%         6.7%        (4.9%)      48.0%
      Net income before cumulative effect of a
        change in accounting principle in 2003       4.7%        5.0%         4.1%        (2.0%)      32.1%
      Net income                                     4.7%        5.0%         4.0%        (2.0%)      36.7%
Other Operating Data:
Long-distance services segment operating
   income (2)                                       49.6%       46.1%        44.7%        12.8%        3.4%
Cable services segment operating income (3)         22.2%       26.1%        26.3%       (11.8%)       5.0%
Local access services segment operating loss
   (4)                                              (8.7%)     (12.1%)      (15.8%)       20.7%        7.9%
Internet services segment operating income (5)      28.7%       23.5%        11.5%        40.5%      169.1%

   --------------------------
(1)Percentage change in underlying data.
(2)Computed by dividing total external long-distance services segment operating income by total external long-distance services segment revenues.
(3)Computed by dividing total external cable services segment operating income by total external cable services segment revenues.
(4)Computed by dividing total external local access services segment operating loss by total external local access services segment revenues.
(5)Computed by dividing total external Internet services segment operating income by total external Internet services segment revenues.
NM - Not meaningful.
   --------------------------

Year Ended December 31, 2005 ("2005") Compared To Year Ended December 31, 2004 ("2004")

Overview of Revenues and Cost Of Goods Sold
Total revenues increased 4.3% from $424.8 million in 2004 to $443.0 million in 2005. Increased revenue in each of our segments was partially off-set by decreased revenue in All Other Services. See the discussion below for more information by segment and for All Other Services.

Total Cost of Goods Sold decreased 3.4% from $139.6 million in 2004 to $134.9 million in 2005. Increases in cable services and Internet services segments and All Other Services Cost of Goods Sold were partially off-set by decreased long-distance services and local access services segment Cost of Goods Sold. See the discussion below for more information by segment and for All Other Services.

Long-Distance Services Segment Overview
Long-distance services segment revenue represented 42.6% of consolidated revenues in 2005. Our provision of interstate and intrastate long-distance services, and private line and leased dedicated capacity services accounted for 90.4% of our total long-distance services segment revenues during 2005.

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

After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, are recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized. During 2005 and 2004 we realized approximately $3.3 million and $4.2 million, respectively, of the MCI credit against amounts payable for services received from MCI.

The remaining unused MCI credit totaled approximately $370,000 at December 31, 2005. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

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

In January 2006 Verizon Communications, Inc. and MCI, our major customer, completed their merger. While this merger has not had a material adverse effect on our financial position, results of operations and liquidity, we are unable to predict the long-term outcome this merger will have upon us. However, given the materiality of MCI's revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our common carrier customers by their customers. Pricing pressures, new program offerings, business failures, and market and business consolidations continue to evolve in the markets served by our other common carrier customers. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures, consistent with federal law. Additionally, disruption in the economy resulting from terrorist attacks and other attacks or acts of war could affect our carrier customers. We are unable to predict the effect on us of such changes. However, given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 4.9% to $188.8 million in 2005. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                        Year Ended December 31,          Percentage
                                                                        2005              2004             Change
                                                                   --------------    -------------    ----------------
   Common carrier message telephone services                      $    89,916            81,873             9.8%
   Residential, commercial and governmental message
     telephone services                                                36,607            39,045            (6.2%)
   Private line and private network services                           44,055            42,885             2.7%
   Lease of fiber optic cable system capacity                          18,173            16,160            12.5%
                                                                   --------------    -------------    ----------------
     Total long-distance services segment revenue                  $  188,751           179,963             4.9%
                                                                   ==============    =============    ================

Common Carrier Message Telephone Services Revenue
The increase in message telephone service revenues from our other common carrier customers in 2005 resulted from a 20.4% increase in wholesale minutes carried to
1.1 billion minutes.

The 2005 increase in message telephone service revenues from other common carriers was partially off-set by a 7.7% decrease in the average rate per minute on minutes carried for other common carriers primarily due to a change in the composition of traffic resulting from one of our common carrier customer contracts.

Residential, Commercial, and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial, and governmental customers follow:

                                                      Year Ended December 31,                Percentage
                                                     2005                  2004                 Change
                                               ------------------    ------------------    ----------------
   Retail minutes carried                        301.9 million         305.9 million             (1.3%)
   Average rate per minute (1)                      $0.130                $0.131                 (0.8%)

   ---------------
   1 Residential, commercial, and governmental message telephone services revenues excluding plan fees associated with the carriage of data services divided by the retail minutes carried.

We had 85,300 and 91,300 active residential, commercial and governmental customers at December 31, 2005 and 2004, respectively. An active customer is a subscriber who has had calling activity during December 2005 and 2004, respectively. The decrease is primarily due to the following:
     o A decrease in the total number of long-distance services subscribers in the market resulting from customers substituting cellular phone, prepaid calling card, VoIP, and email usage for direct dial minutes,
     o A seasonal decrease in the number of customers with calling activity in 2005. The seasonal decrease was mitigated in 2004 by customers' enrollment in a certain calling plan, and
     o Non-revenue affecting adjustments to our customer database resulting from the implementation of a new customer service and provisioning information system.

The decrease in message telephone service revenues from residential, commercial, and governmental customers in 2005 is primarily due to a decrease in the minutes carried for these customers and a decrease in the number of active residential, commercial, and governmental customers billed.

Fiber Optic Cable System Capacity Lease Revenue
The increase in fiber optic cable system capacity lease revenues is primarily due to a lease of capacity on the AULP East fiber optic cable system resulting in increased monthly revenue of approximately $430,000 starting in July 2004 and the resolution of a billing matter with a certain customer in 2005 which resulted in revenue recognition of $417,000. The increase is partially off-set by rate decreases in 2005 as compared to 2004 and disconnection of a customer in May 2005.

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment Cost of Goods Sold decreased 16.8% to $38.3 million in 2005 primarily due to the following:

     o In November 2005, we received $9.1 million upon the settlement of four separate claims with AT&T and AT&T Alascom, Inc. ("Alascom") pursuant to a master agreement,
     o Recognition of a $501,000 refund received in 2005 from a vendor due to a rate overcharge in 2001 and 2002,
     o Reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.048 per minute for originating and terminating interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows, and
     o We performed an analysis of circuit costs directly contributing to long-distance services segment and Broadband services revenues and, as a result, decreased the allocation of Cost of Goods Sold to the long-distance services segment by $1.1 million in 2005. Broadband services Cost of Goods Sold included in the All Other category was increased an equal amount in 2005.

The decrease in long-distance services segment Cost of Goods Sold is partially off-set by the following:

     o   A 14.9% increase in minutes carried to 1.4 billion minutes in 2005,
     o Receipt of a $1.2 million refund in 2004 from an intrastate access cost pool that previously overcharged us for access services, and
     o A $472,000 credit received in 2004 from a vendor due to a rate overcharge.

Long-distance Services Segment Operating Income
Long-distance services segment operating income increased 12.8% to $93.6 million from 2004 to 2005 primarily due to the 4.9% increase in long-distance services segment revenue to $188.8 million in 2005 and a 16.8% decrease in long-distance services segment Cost of Goods Sold to $38.3 million as discussed above.

The increase in long-distance services segment operating income was partially off-set by the following:

     o A 2.3% increase in long-distance services segment selling, general and administrative expenses to $32.3 million in 2005,
     o Recognition of $584,000 as the long-distance services segment's portion of the restructuring charge discussed below, and
     o A 16.4% increase in long-distance services segment depreciation and amortization expense to $26.3 million in 2005 as compared to 2004 primarily due to our investment in long-distance services segment equipment and facilities placed into service during 2004 for which a full year of depreciation was recorded in 2005, and our investment in long-distance services segment equipment and facilities placed into service during 2005 for which a partial year of depreciation was recorded in 2005.

Cable Services Segment Overview
Cable services segment revenues represented 23.8% of consolidated revenues in 2005. Our cable systems serve 40 communities and areas in Alaska, including the state's four largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley and the Kenai Peninsula. On February 1, 2005 we acquired all of the assets of Barrow Cable TV, Inc. ("BCTV") for approximately $1.6 million. The BCTV asset purchase resulted in approximately 950 additional subscribers and approximately 1,100 additional homes passed.

We generate cable services segment revenues from four primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and one-time events, such as sporting events;
(2) equipment rentals and installation; (3) cable modem services (shared with our Internet services segment); and (4) advertising sales.

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

We increased rates charged for certain cable services in eleven communities, including three of the state's four largest population centers, Anchorage, the Matanuska-Susitna Valley, and Fairbanks. The rate increases are primarily effective in January 2006 and increased approximately 5% for those customers who experienced an adjustment.

Cable Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our cable services segment follow:

                                                             December 31,               Percentage
                                                         2005             2004            Change
                                                    -------------    -------------    ----------------
   Basic subscribers                                    137,000          134,700            1.7%
   Digital programming tier
      subscribers                                        53,700           46,100           16.5%
   Cable modem subscribers                               77,400           65,500           18.2%
   Homes passed                                         215,000          207,200            3.8%

A basic cable subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets or digital programming tiers purchased. Digital programming tier subscribers are a sub-set of basic subscribers. A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be basic subscribers though basic cable service is not required to receive cable modem service.

The increases in digital programming tier subscribers and cable modem subscribers are primarily due to customers migrating to bundled product offerings that include digital programming and cable modem service.

The components of cable services segment revenues are as follows (amounts in thousands):

                                                                        Year Ended December 31,          Percentage
                                                                        2005              2004             Change
                                                                   --------------    -------------    ----------------
   Programming services                                           $    75,632            73,665              2.7%
   Cable modem services (cable services segment's allocable
     share)                                                            13,399            12,790              4.8%
   Equipment rental and installation fees                              11,351             9,777             16.1%
   Advertising sales                                                    3,948             4,343             (9.1%)
   Other                                                                  963               862             11.7%
                                                                   --------------    -------------    ----------------
     Total cable services segment revenue                         $   105,293           101,437              3.8%
                                                                   ==============    =============    ================

Average gross revenue per average basic subscriber per month increased $2.71 or 4.3% in 2005.

The increase in programming services revenue is primarily due to an increase in basic and digital programming tier subscribers in 2005. The increase in cable services segment's allocable share of cable modem revenue is primarily due to growth in cable modem subscribers. Partially offsetting this increase was a decrease in the percentage of cable modem revenues allocated to our cable services segment of approximately $803,000. The decrease in the allocation primarily resulted from excluding revenues from certain features from allocable revenues. The increase in equipment rental and installation fees revenue is primarily caused by the increased use of digital distribution technology. The decrease in advertising sales revenue in 2005 is primarily caused by Olympic and political advertising in 2004 that did not recur in 2005.

Cable services segment Cost of Goods Sold increased 11.0% to $29.9 million in 2005 primarily due to a $407,000 refund received in 2004 from a supplier retroactive to August 2003, an arrangement with a supplier in which we earned a $328,000 rebate in 2004 upon us meeting a specified goal, and programming cost increases in 2005 for certain of our cable programming service offerings.

Cable Services Segment Operating Income
Cable services segment operating income decreased 11.8% to $23.4 million from 2004 to 2005 primarily due to the following:

     o The 11.0% increase in Cost of Goods Sold to $29.9 million in 2005 described above,
     o A 6.4% increase in cable services segment selling, general and administrative expenses to $29.9 million in 2005 primarily due to an increase in labor costs and contract labor and contract services expenses,
     o Recognition of $302,000 as the cable services segment's portion of the restructuring charge discussed further below, and

     o A 10.8% increase in cable services segment depreciation and amortization expense to $21.0 million in 2005 as compared to 2004 primarily due to our investment in cable services segment equipment and facilities placed into service during 2004 for which a full year of depreciation was recorded in 2005, and our investment in cable services segment equipment and facilities placed into service during 2005 for which a partial year of depreciation was recorded in 2005.

The decrease in Cable services segment operating income was partially off-set by the 3.8% increase in cable services segment revenues to $105.3 million in 2005 described above.

MSO Operating Statistics
Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services segment's facilities.

Our capital expenditures by standard reporting category for the year ended December 31, 2005 and 2004 follows (amounts in thousands):

                                                             2005              2004
                                                        --------------    -------------
    Customer premise equipment                         $    18,600            16,772
    Upgrade/rebuild                                         11,761             9,476
    Line extensions                                          3,877             1,752
    Scalable infrastructure                                  2,702             4,979
    Support capital                                            935             1,427
    Commercial                                                 331               574
                                                        --------------    -------------
    Sub-total                                               38,206            34,980
    Remaining reportable segments and
      All Other capital expenditures                        42,945            77,599
                                                        --------------    -------------
                                                       $    81,151           112,579
                                                        ==============    =============

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment's facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At December 31, 2005 and 2004 we had 123,500 and 122,700 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At December 31, 2005 and 2004 we had 236,300 and 208,300 revenue generating units, respectively.

Local Access Services Segment Overview
Local access services segment revenues represented 11.6% of consolidated revenues in 2005. We generate local access services segment revenues from three primary sources: (1) business and residential basic dial tone services; (2) business private line and special access services; and (3) business and residential features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges.

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

Our local access services segment faces significant competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest ILEC in Alaska, and from Alascom in Anchorage for residential services. Alascom has received certification from the RCA to provide local access services in Fairbanks and Juneau. We believe our approach to developing, pricing, and providing local access services and bundling different business segment services will allow us to be competitive in providing those services.

In April 2004 we successfully launched our DLPS deployment utilizing our Anchorage coaxial cable facilities. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC. We plan to continue to deploy additional DLPS lines during the year ended December 31, 2006.

On September 23, 2005 and again on February 2, 2006, the RCA issued orders granting us certification to serve the service areas of Ketchikan Public Utilities, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative, Matanuska Telephone Cooperative, the Glacier State area served by ACS of the Northland, Wrangell, Petersburg, Sitka, Seward, Bethel and Nome.

We plan to offer service in these new areas using a combination of methods. To a large extent, we plan to use our existing cable network to deliver local services. Where we do not have cable plant, we may use wireless technologies and resale of other carrier's services. We may lease portions of an existing carrier's network or seek wholesale discounts, but our application is not dependent upon access to either unbundled network elements ("UNEs") of the ILEC's network or wholesale discount rates for resale of ILEC services.

On June 25, 2004, the RCA issued a comprehensive decision setting forth new rates for UNEs, resale, and terms and conditions for interconnection in the Anchorage arbitration. Significantly, the RCA raised the loop rate in Anchorage to $19.15 but subsequently reduced the loop rate on reconsideration to $18.64. The RCA also issued other various arbitration rulings adverse to us, including adopting ACS' non-recurring and collocation cost models. On December 7, 2004, the Commission issued a final order approving an interconnection agreement. We have appealed various Commission arbitration rulings.

On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from the requirement that it provide access to UNEs, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. We filed our opposition on January 9, 2006, and replies are due on February 23, 2006. The FCC is required under statute to issue a decision by September 30, 2006, or on its own motion, in an additional 90 days. If a decision is not issued within the required timeframe, the petition is deemed granted. The ability to obtain UNEs is an important element of our local exchange and exchange access services business, and the outcome of this proceeding could result in a change in our ability to access segments of the Anchorage market via the facilities of the ILEC and the cost of doing so. We cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision.

By letter, submitted also to the RCA, on January 12, 2004, we made a bona fide request for interconnection for the purposes of local access competition with MTA, under the provisions of the 1996 Telecom Act. We submitted this request to MTA on the grounds that it waived its rural exemption under the terms of Section 251(f)(1)(C) when it launched its new video service through its wholly owned subsidiary MTA Vision, Inc. in competition with our cable television service. MTA, however, refused to comply with the negotiation and arbitration provisions under the Act claiming that it still retains a rural exemption. We filed a complaint with the RCA to resolve this dispute, and the RCA conducted a public hearing on the matter on October 20, 2004. On February 22, 2005, the RCA released a ruling that MTA's rural exemption for the areas served by MTA Vision, Inc. had been lifted and that we could negotiate and arbitrate interconnection with MTA. We tendered a new interconnection request to MTA on February 25, 2005 and proceeded with such negotiations. Negotiations were unsuccessful and an arbitration was requested on July 15, 2005.

Following our request for arbitration, MTA filed a petition with the RCA for a suspension or modification of its Section 251(c)(3) obligation to provision UNEs as well as its other 251(c) obligations as they related to UNEs. The petition did not effect MTA's obligation to provide resale at wholesale rates under
Section 251(c)(4). The RCA further granted a stay of the arbitration proceeding pending the outcome of MTA's petition. On December 20, 2005 the RCA granted MTA's petition for a three year period and arbitration as to MTA's remaining obligations recommenced. We have appealed the RCA's suspension and modification decision.

The arbitration was completed under the provisions of the 1996 Telecom Act in January 2006. On January 18, 2006 an Interconnection Agreement by arbitration was submitted to the RCA for approval. Such approval was granted on February 17, 2006. We intend to commence local service entry into the Mat-Su Valley during 2007.

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

Local Access Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our local services segment follow:

                                                              December 31,              Percentage
                                                         2005             2004            Change
                                                    -------------    -------------    ----------------
   Total lines in service                               112,900          112,100            0.7%
   DLPS lines in service                                 22,000            8,000          175.0%

A line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. We estimate that our 2005 and 2004 total lines in service represent a statewide market share of approximately 26% and 24%, respectively.

Our access line mix follows:

                                                             December 31,
                                                         2005            2004
                                                     ------------    -----------
   Residential customers                                 61%              60%
   Business customers                                    36%              35%
   Internet access customers                              3%               5%

At December 31, 2005 and 2004 approximately 86% and 85%, respectively, of our lines are provided on our own facilities and leased local loops. At December 31, 2005 and 2004 approximately 6% of our lines are provided using the UNE platform delivery method.

Local access services segment revenues increased 9.6% in 2005 to $51.5 million primarily due to the following:

     o   Growth in the average number of lines in service, and
     o   $2.3 million increase in support from the Universal Service Program.

Local access services segment Cost of Goods Sold decreased 2.5% to $28.4 million in 2005 primarily due to cost savings resulting from the increased deployment of DLPS lines in 2005.

The decrease in local access services segment Cost of Goods Sold is partially off-set by growth in the average number of lines in service and the increased costs resulting from the RCA's Anchorage UNE arbitration settlement order in June 2004 which increased the UNE lease rate payable to ACS from $14.92 to $18.64 per line per month beginning on June 25, 2004. Additionally, the UNE lease rates payable to ACS in Fairbanks and Juneau increased from $19.19 to $23.00 and $16.71 to $18.00, respectively, as of January 1, 2005.

Local Access Services Segment Operating Loss
Local access services segment operating loss decreased 20.7% to $4.5 million from 2004 to 2005 primarily due to the 9.6% increase in revenue to $51.5 million in 2005 discussed above and the 2.5% decrease in Cost of Goods Sold to $28.4 million discussed above.

The decrease in operating loss was partially off-set by the following:
     o A 8.4% increase in local access services segment selling, general and administrative expenses to $19.9 million in 2005 primarily due to an increase in interconnect rates resulting from a renewed Anchorage interconnection agreement beginning in November 2004 and increased labor costs,
     o Recognition of $194,000 as the local access services segment's portion of the restructuring charge discussed further below, and
     o A 45.8% increase in local access services segment depreciation and amortization expense to $7.2 million in 2005 as compared to 2004 primarily due to our investment in local access services segment equipment and facilities placed into service during 2004 for which a full year of depreciation was recorded in 2005, and our investment in local access services segment equipment and facilities placed into service during 2005 for which a partial year of depreciation was recorded in 2005.

The local access services segment operating results are negatively affected by the allocation of all of the benefit of access cost savings to the long-distance services segment. If the local access services segment received credit for the access charge reductions recorded by the long-distance services segment, the local access services segment operating loss would have improved by approximately $6.8 million and $7.1 million in 2005 and 2004, respectively and the long-distance services segment operating income would have been reduced by equal amounts.

Internet Services Segment Overview
Internet services segment revenues represented 6.8% of consolidated revenues in 2005. We generate Internet services segment revenues from three primary sources:
(1) access product services, including commercial, Internet service provider, and retail dial-up access; (2) network management services; and (3) Internet services segment's allocable share of cable modem revenue (a portion of cable modem revenue is also recognized by our cable services segment).

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

Internet Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our Internet services segment follow:

                                                      December 31,               Percentage
                                                 2005             2004             Change
                                             ------------     ------------    ---------------
   Cable modem subscribers                      77,400           65,500             18.2%
   Dial-up subscribers                          16,500           36,100            (54.3%)
                                             ------------     ------------    ---------------
     Total Internet subscribers                 93,900          101,600             (7.6%)
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

The decrease in dial-up subscribers is primarily due to subscribers converting to our cable modem service and non-revenue affecting adjustments to our customer database resulting from the implementation of a new customer service and provisioning information system.

Total Internet services segment revenues increased 15.4% to $30.0 million in 2005 primarily due to a 19.9% increase in its allocable share of cable modem revenues to $13.7 million in 2005 as compared to 2004. The increase in cable modem revenues is primarily due to growth in cable modem subscribers and a decrease in the percentage of cable modem revenues allocated to our cable services segment resulting in a $803,000 increase in the Internet services segment's allocable share of cable modem revenues. The decrease in the allocation primarily resulted from removing certain features from the allocation calculation. Additionally, in 2004 the Internet services segment sold services to Broadband services (included in the All Other category) and all of the revenue was eliminated from the Internet services segment. In 2005 Broadband services and Internet services are operating under a revenue-share agreement that has resulted in an allocation of revenue between the Internet services segment and the All Other category. Internet services segment revenue would have been $28.6 million and $26.0 million in 2005 and 2004, respectively, if the change in the external revenue distribution had not occurred.

Internet services Cost of Goods Sold increased 7.8% to $7.5 million in 2005 associated with increased Internet services segment revenues.

Internet Services Segment Operating Income
Internet services segment operating income increased 40.5% to $8.6 million from 2004 to 2005 primarily due to the 15.4% increase in Internet services segment revenues to $30.0 million in 2005 as described above.

The operating income increase is partially off-set by the following:

     o The 7.8% increase in Cost of Goods Sold to $7.5 million as described above,
     o A $172,000 increase in selling, general and administrative expenses to $9.5 million,
     o Recognition of $152,000 as the Internet services segment's portion of the restructuring charge discussed further below, and
     o A 18.8% increase in Internet services segment depreciation and amortization expense to $4.0 million in 2005 as compared to 2004 primarily due to our investment in Internet services segment equipment and facilities placed into service during 2004 for which a full year of depreciation was recorded in 2005, and our investment in Internet services segment equipment and facilities placed into service during 2005 for which a partial year of depreciation was recorded in 2005.

All Other Overview
Revenues reported in the All Other category as described in note 12 in the accompanying "Notes to Consolidated Financial Statements" include our Broadband services, managed services, product sales, and cellular telephone services.

Revenues included in the All Other category represented 15.2% of total revenues in 2005.

We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer. The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year. On March 24, 2005, the lessee announced that they had signed a contract with a competitor to build a microwave system to run parallel with our fiber optic cable system. The lessee may utilize the microwave system in place of or in addition to our fiber optic cable system. We have received notice from the lessee of their intent to amend our agreement. We have agreed with the lessee that the agreement may be canceled by either party with 60 days written notice. Revenue associated with this agreement totals approximately $13.2 million per year. We are unable to predict the financial impact of this event on our results of operations, financial position and cash flows. However, we believe that operating income from sales or leases of capacity and provision of other services on this fiber optic cable system to other customers will partially offset operating income reductions that may result if our contract is changed or cancelled.

All Other Revenues and Cost of Goods Sold
All Other revenues decreased 4.2% to $67.5 million in 2005 primarily due to $6.4 million earned in 2004 from an equipment sale and installation project and a $1.4 million decrease in product sales revenue primarily due to the sale of products to certain customers in 2004 that did not recur in 2005. The decrease in All Other revenues is partially off-set by a 11.3% increase in managed services revenues to $31.6 million primarily due to special project revenue earned in 2005 for services sold to two customers and a 109.1% increase in revenues from our cellular telephone services to $7.1 million resulting from increased promotion of our digital cellular telephone service.

All Other revenues would have decreased from $70.5 million in 2004 to $68.9 million in 2005 if we had not changed the allocation of external revenue between our Internet services segment and Broadband services. In 2004 all of a certain revenue stream was retained by Broadband services and the associated internal Cost of Goods Sold purchased from the Internet services segment was eliminated from the All Other category. In 2005 Broadband services and Internet services operate under a revenue-share agreement that has resulted in an allocation of the revenue between the Internet services segment and the All Other category.

All Other Cost of Goods Sold increased 0.8% to $30.8 million in 2005 primarily due to increased costs associated with managed services and cellular telephone services revenues. The increase in All Other Cost of Goods Sold is partially off-set by $5.8 million in costs in 2004 associated with an equipment sale and installation project and a $1.2 million decrease in costs associated with product sales revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 4.8% to $154.5 million in 2005 primarily due to a $3.3 million increase in labor and health insurance costs resulting from an increased number of employees during the majority of 2005 as compared to 2004 and a $2.6 million increase in our company-wide success sharing bonus accrual. The increase is partially off-set by a $1.2 million write-off in 2004 of previously capitalized mobile wireless network costs upon finalization of a long-term distribution agreement. As a percentage of total revenues, selling, general and administrative expenses increased to 34.9% in 2005 from 34.7% in 2004, due to an increase in selling, general and administrative expenses without a proportional increase in revenues.

Restructuring Charge
On August 22, 2005 we committed to a reorganization plan to more efficiently meet the demands of technological and product convergence by realigning along customer lines rather than product lines. Effective January 1, 2006 we will be reorganized under Consumer, Commercial, Network Access and Managed Broadband segments, replacing the Long Distance, Cable, Local Access and Internet services segments. The reorganization plan included integration of several functions resulting in the layoff of 76 employees by November 30, 2005. In 2005 we recognized a restructuring charge of approximately $2.0 million for workforce reduction costs across all functions. The restructuring charge has been allocated to our reportable segments as follows (amounts in thousands):

    Reportable segment:
      Long-distance services                    $   584
      Cable services                                302
      Local access services                         194
      Internet services                             152
                                                 ---------
                                                  1,232
    All other                                       735
                                                 ---------
         Total restructuring charge             $ 1,967
                                                 =========

Our estimate of the total costs to be incurred under this plan is $2.1 million.

Bad Debt Expense (Recovery)
Bad debt expense (recovery) increased approximately 200.5% to a net expense of $1.1 million in 2005. The increase is primarily due to allowances established for certain Broadband services customers and a decrease in the realization of the MCI credit through a reduction to bad debt expense, as further discussed above in "Long Distance Services Segment Overview," to $3.3 million in 2005 from $4.2 million in 2004. The remaining unused MCI credit is $370,000 at December 31, 2005.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 17.9% to $74.1 million in 2005. The increase is primarily due to the following:

     o Our $122.9 million investment in equipment and facilities placed into service during 2004 for which a full year of depreciation was recorded in 2005,
     o The $95.3 million investment in equipment and facilities placed into service during the year ended December 31, 2005 for which a partial year of depreciation was recorded in 2005, and
     o A $1.6 million increase in depreciation expense during 2005 due to the decreased useful life of our satellite transponders resulting from the failure of the propulsion system on the Galaxy XR satellite.

Other Expense, Net
Other expense, net of other income, increased 6.2% to $39.7 million in 2005 primarily due to following:

     o As described further in "Liquidity and Capital Resources" below, we finalized a $215.0 Amended and Restated Senior Secured Credit Facility in August 2005 to replace our May 21, 2004 Senior Credit Facility resulting in the following increased expenses:
         o We recognized a $2.8 million Loss on Early Extinguishment of Debt in 2005 resulting from termination of our Satellite Transponder Capital Lease,
         o We recognized approximately $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees in 2005 because a portion of the Amended Senior Credit Facility was a substantial modification of the May 21, 2004 Senior Credit Facility, and

         o An increase in interest expense of approximately $2.9 million in 2005 due to an increase in the outstanding balance owed on the new facility.
     o An increase in interest expense of approximately $4.4 million in 2005 on our new Senior Notes due to an increase in the outstanding balance owed, and
     o An increase in interest expense of approximately $1.1 million in 2005 due to construction period interest expense capitalization in 2004.

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

Income tax expense was $16.0 million in 2005 and $17.5 million in 2004. The change is primarily due to an increase in income tax expense in 2004 resulting from a true-up of the deferred tax assets and liabilities associated primarily with fixed assets and net operating loss carryforwards. Our effective income tax rate decreased from 45.1% in 2004 to 43.4% in 2005 due to adjustments to deferred tax assets and liabilities balances in 2004. Partially offsetting this decrease were increases in nondeductible entertainment expenses in 2005.

At December 31, 2005, we have (1) tax net operating loss carryforwards of approximately $164.2 million that will begin expiring in 2009 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.0 million available to offset regular income taxes payable in future years. We utilized federal tax net operating loss carryforwards of approximately $13.4 million in 2005. We estimate that we will utilize federal tax net operating loss carryforwards of $35.0 million to $37.0 million in 2006. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382. See note 10 in the accompanying "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Report.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 42% to 44% in the year ended December 31, 2006.

Year Ended December 31, 2004 ("2004") Compared To Year Ended December 31, 2003 ("2003")

Overview of Revenues and Cost of Goods Sold
Total revenues increased 8.7% from $390.8 million in 2003 to $424.8 million in 2004. All of our segments and All Other Services contributed to the increase in total revenues. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 11.3% from $125.4 million in 2003 to $139.6 million in 2004. Increases in cable services, local access services, and Internet services segments and All Other Services Cost of Goods Sold were partially off-set by decreased long-distance services segment Cost of Goods Sold. See the discussion below for more information by segment.

Long-Distance Services Segment Overview
Long-distance services segment revenue in 2004 represented 42.4% of consolidated revenues. Our provision of interstate and intrastate long-distance services, private line and leased dedicated capacity services, and broadband services accounted for 91.0% of our total long-distance services segment revenues during 2004. Please refer to our discussion of the 2005 results of operations for more information about the long-distance services segment.

Long-distance Services Segment Revenues
Total long-distance services segment revenues increased 0.3% to $180.0 million in 2004. The components of long-distance services segment revenues are as follows (amounts in thousands):

                                                                        Year Ended December 31,          Percentage
                                                                        2004              2003             Change
                                                                   --------------    -------------    ----------------
   Common carrier message telephone services                      $    81,873            91,700           (10.7%)
   Residential, commercial and governmental message
     telephone services                                                39,045            39,701            (1.7%)
   Private line and private network services                           42,885            37,123            15.5%
   Lease of fiber optic cable system capacity                          16,159            10,876            48.6%
                                                                   --------------    -------------    ----------------
     Total long-distance services segment revenue                 $   179,962           179,400             0.3%
                                                                   ==============    =============    ================

Common Carrier Message Telephone Services Revenue
The 2004 decrease in message telephone service revenues from other common carriers (principally MCI) resulted from the following:

     o A 10.0% decrease in the average rate per minute on minutes carried for other common carriers primarily due to the decreased average rate per minute as agreed to in the June 2004 amendment of our contract to provide interstate and intrastate long-distance services to a certain other common carrier customer and in the July 2003 extension of our contract to provide interstate and intrastate long-distance services to MCI,
     o A $708,000 credit given to a certain other common carrier customer in the fourth quarter of 2004 resulting from a rate per minute overcharge in 2004 and 2003, and
     o A $411,000 increase in 2004 as compared to 2003 in a discount given to a certain other common carrier customer which started in the third quarter of 2003.

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

Residential, Commercial and Governmental Message Telephone Services Revenue Selected key performance indicators for our offering of message telephone service to residential, commercial and governmental customers follow:

                                                          Year Ended December 31,                 Percentage
                                                      2004                     2003                 Change
                                               ----------------------    ------------------    ----------------
   Retail minutes carried                         305.9 million           284.3 million              7.6%
   Average rate per minute (1)                        $0.131                  $0.138                (5.1%)

   ------------------------------------
   1 Residential, commercial, and governmental message telephone services revenues excluding plan fees associated with the carriage of data services divided by the retail minutes carried.

We had 91,300 and 85,600 active residential, commercial and governmental customers at December 31, 2004 and 2003, respectively. An active customer is a subscriber who has had calling activity during December 2004 and 2003, respectively.

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

Long-distance Services Segment Cost of Goods Sold
Long-distance services segment Cost of Goods Sold decreased 2.0% to $46.0 million in 2004 primarily due to reductions in access costs due to distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $.010 and $.061 per minute for interstate and intrastate traffic, respectively. We expect cost savings to continue to occur as long-distance traffic originated, carried, and terminated on our own facilities grows.

The decrease in the long-distance services segment Cost of Goods Sold is partially off-set by the following: o A 7.6% increase in retail minutes carried,
     o   A 1.9% increase in wholesale minutes carried,
     o A $2.3 million refund ($1.9 million after deducting certain direct costs) in 2003 from a local exchange carrier in respect of its earnings that exceeded regulatory requirements that did not recur in 2004, and
     o In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. Our favorable adjustments decreased to $2.2 million in 2004 from $3.4 million in 2003.

Long-distance Services Segment Operating Income
Long-distance services segment operating income increased 3.4% to $83.0 million from 2003 to 2004 primarily due to the following:

     o The 0.3% increase in long-distance services segment revenues to $180.0 million in 2004,
     o The 2.0% decrease in long-distance services segment costs of goods sold to $46.0 million in 2004, as discussed above,
     o Bad debt recovery increased $1.9 million to a net recovery of $3.1 million in 2004. The 2004 increase is primarily due to realization of approximately $4.2 million of the MCI credit through a reduction to bad debt expense in 2004, as further discussed in the "Long Distance Service Overview" in the section above titled "Year Ended December 31, 2005 Compared To Year Ended December 31, 2004." We realized approximately $2.8 million of the MCI credit through a reduction to bad debt expense in 2003, and
     o In 2003, we reported an impairment charge of $5.4 million representing the remaining net book value recorded for our North Pacific Cable asset as further described in the "Impairment Charge" section below.

The long-distance services segment operating income increase was partially off-set by the following:

     o A 3.7% increase in long-distance services segment selling, general and administrative expenses to $31.6 million primarily due to an approximately $1.0 million increase in fiber repair expenses in 2004 compared to 2003. The increase in fiber repair expenses is the result of the repair of AULP East in July 2004 with a total repair cost of approximately $311,000 and the reversal of an accrual for estimated fiber repair costs of $700,000 in 2003, and
     o A 28.8% increase in long-distance services segment depreciation and amortization expense to $22.6 million in 2004 as compared to 2003 primarily due to our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2003 for which a full year of depreciation was recorded in the year ended December 31, 2004, and our investment in long-distance services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a partial year of depreciation was recorded in the year ended December 31, 2004.

Cable Services Segment Overview
Cable services segment revenues in 2004 represented 23.9% of consolidated revenues. Please refer to our discussion of the 2005 results of operations for more information about the cable services segment.

Cable Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our cable services segment follow:

                                                             December 31,               Percentage
                                                         2004             2003            Change
                                                    -------------    -------------    ----------------
   Basic subscribers                                    134,700          134,400            0.2%
   Digital programming tier subscribers                  46,100           34,900           32.1%
   Cable modem subscribers                               65,500           46,600           42.4%
   Homes passed                                         207,200          202,200            2.5%

The increases in digital programming tier subscribers and cable modem subscribers are primarily due to customers migrating to bundled product offerings that include digital programming and cable modem service.

The components of cable services segment revenues are as follows (amounts in thousands):

                                                                       Year Ended December 31,           Percentage
                                                                        2004              2003             Change
                                                                   --------------    -------------    ----------------
   Programming services                                           $    73,665            73,206             0.6%
   Cable modem services (cable services segment's allocable
     share)                                                            12,790            10,927            17.0%
   Equipment rental and installation fees                               9,777             7,796            25.4%
   Advertising sales                                                    4,343             3,262            33.1%
   Other                                                                  862               813             6.0%
                                                                   --------------    -------------    ----------------
     Total cable services segment revenue                         $   101,437            96,004             5.7%
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

Cable Services Segment Operating Income
Cable services segment operating income increased $1.3 million to $26.5 million from 2003 to 2004 primarily due to the 5.7% increase in cable services segment revenues to $101.4 million in 2004, partially off-set by the following:

     o The 3.7% increase in cable services segment Costs of Goods Sold to $27.0 million in 2004, as described above,
     o A $999,000 increase in cable services segment selling, general and administrative expenses to $28.1 million primarily due to a $408,000 increase in labor and employee benefits costs, and
     o A 11.3% increase in cable services segment depreciation and amortization expense to $19.0 million in 2004 as compared to 2003 primarily due to our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2003 for which a full year of depreciation was recorded in the year ended December 31, 2004, and our investment in cable services segment equipment and facilities placed into service during the year ended December 31, 2004 for which a partial year of depreciation was recorded in the year ended December 31, 2004.

MSO Operating Statistics
Our operating statistics include capital expenditures and customer information from our cable services segment and the components of our local access services and Internet services segments which offer services utilizing our cable services segment's facilities.

Our capital expenditures by standard reporting category for the year ended December 31, 2004 and 2003 follows (amounts in thousands):

                                                             2004              2003
                                                        --------------    -------------
    Customer premise equipment                         $    16,772            10,713
    Upgrade/rebuild                                          9,476             3,800
    Scalable infrastructure                                  4,979             2,221
    Line extensions                                          1,752             1,270
    Support capital                                          1,427               503
    Commercial                                                 574               705
                                                        --------------    -------------
    Sub-total                                               34,980            19,212
    Remaining reportable segments and
      All Other capital expenditures                        76,824            43,267
                                                        --------------    -------------
                                                       $   111,804            62,479
                                                        ==============    =============

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment's facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At December 31, 2004 and 2003 we had 122,700 and 121,900 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At December 31, 2004 and 2003 we had 208,300 and 180,400 revenue generating units, respectively.

Local Access Services Segment Overview
During 2004 local access services segment revenues represented 11.0% of consolidated revenues. Please refer to our discussion of the 2005 results of operations for more information about the local access services segment.

Local Access Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our local services segment follow:

                                                             December 31,                Percentage
                                                         2004             2003             Change
                                                    -------------    -------------    ----------------
   Total lines in service                               112,100          106,100            5.7%
   DLPS lines in service                                  8,000              ---               NA

A line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. We estimate that our 2004 and 2003 total lines in service represent a statewide market share of approximately 24% and 22%, respectively.

Our access line mix follows:

                                                           December 31,
                                                       2004             2003
                                                    -----------    -------------
   Residential customers                                60%              58%
   Business customers                                   35%              35%
   Internet access customers                             5%               7%

At December 31, 2004 and 2002 approximately 85% and 86%, respectively, of our lines are provided on our own facilities and leased local loops. At December 31, 2004 and 2003 approximately 6% and 5%, respectively, of our lines are provided using the UNE platform delivery method.

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

Internet Services Segment Overview
During 2004 Internet services segment revenues represented 6.1% of consolidated revenues. Please refer to our discussion of the 2005 results of operations for more information about the Internet services segment.

Internet Services Segment Revenues and Cost of Goods Sold
Selected key performance indicators for our Internet services segment follow:

                                                      December 31,               Percentage
                                                 2004             2003             Change
                                             ------------     ------------    ---------------
   Cable modem subscribers                      65,500           46,000            42.4%
   Dial-up subscribers                          36,100           49,600           (27.2%)
                                             ------------     ------------    ---------------
     Total Internet subscribers                101,600           95,600             6.3%
                                             ============     ============    ===============

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

Internet Services Segment Operating Income
Internet services segment operating income increased 168.8% to $6.1 million from 2003 to 2004 primarily due to the 30.9% increase in Internet services segment revenues to $26.0 million in 2004 partially off-set by the 19.3% increase in Internet services segment Cost of Goods Sold to $7.0 million in 2004, and a $788,000 increase in selling, general and administrative expenses to $9.4 million. The increase in selling, general and administrative expenses is due to an approximately $771,000 increase in labor and employee benefits costs.

All Other Overview
Revenues included in the All Other category represented 16.6% of total revenues in 2004. Please refer to our discussion of the 2005 results of operations for more information about the All Other category.

All Other Revenues and Cost of Goods Sold
All Other revenues increased 24.7% to $70.5 million in 2004. The increase is primarily due to the following:

     o $6.4 million in special project revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor in 2004,
     o Increased monthly revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor,
     o Revenue generated from our contract to provide services to the State of Alaska starting in the first quarter of 2004, o Special project revenue for services sold to the State of Alaska,
     o An increased number of circuits leased to rural hospitals, health clinics, and rural school districts to both existing and a new customer resulting in increased revenue of $2.2 million, and
     o A $2.7 million increase in special project revenue for services sold to the federal government.

The increase described above is partially off-set by a $685,000 decrease in product sales revenue to $2.2 million in 2004. The decrease is due to sales of product to two customers in 2003 that were not repeated in 2004.

All Other Cost of Goods Sold increased 33.8% to $30.5 million in 2004. The increase in All Other Cost of Goods Sold is primarily due to the following:
     o A $5.7 million increase to $5.8 million in costs associated with special project revenue earned from our fiber system that transits the Trans Alaska oil pipeline corridor in 2004,
     o Costs associated with increased monthly revenue earned from our recurring service contracts in 2004,
     o A 26.8% increase to $8.2 million in costs associated with the increased revenue generated from circuits leased to rural hospitals, health clinics, and rural school districts and
     o   Costs associated with the special project revenue described above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.2% to $147.4 million in 2004 primarily due to the following:

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

The increases described above are partially off-set by a $4.1 million decrease in our company-wide success sharing bonus accrual. As a percentage of total revenues, selling, general and administrative expenses decreased to 34.7% in 2004 from 35.5% in 2003, primarily due to an increase in revenues without a corresponding increase in selling, general and administrative expenses.

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

Impairment Charge
In 2003, we reported an impairment charge of $5.4 million in our long-distance services segment which equaled the remaining net book value recorded for our North Pacific Cable asset. In 1991 we purchased one DS-3 of capacity on a fiber optic cable system owned by AT&T. This fiber optic cable system is a spur off of a trans-Pacific fiber optic cable system owned by another group. We used our owned capacity to carry traffic to and from Alaska and the Lower 48 States. The section of the North Pacific Cable in which we owned capacity was taken out of service in January 2004 due to a billing dispute between AT&T and the owner of the trans-Pacific cable system causing us to re-route certain of our traffic. We were relieved of all future obligations required by our purchase agreement and ceased payment of maintenance and vessel standby costs totaling approximately $324,000 per year that would otherwise be payable over the remaining life of the system. The AULP West fiber optic cable system we built was put into service in June 2004 and provides us with route diversity and redundancy in excess of that previously provided by the North Pacific Cable.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 19.1% to $62.9 million in 2004. The increase is primarily attributed to our $45.8 million investment in equipment and facilities placed into service during 2003 for which a full year of depreciation was recorded in 2004, and the $122.9 million investment in equipment and facilities placed into service during 2004 for which a partial year of depreciation was recorded in 2004.

Other Expense, Net
Other expense, net of other income, decreased 12.1% to $37.4 million in 2004 primarily due to a $7.9 million decrease in interest expense in 2004 on our new Senior Credit Facility due to a decrease in the average outstanding balance owed on our new Senior Credit Facility and a decreased average new Senior Credit Facility interest rate as compared to 2003.

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

Fluctuations in Fourth Quarter Results of Operations

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 (amounts in thousands):

                                                           First       Second       Third       Fourth       Total
                                                          Quarter     Quarter      Quarter     Quarter       Year
                                                       ------------ ----------- ------------ ----------- ------------
       2005
       Total revenues                                 $   106,510     110,665      113,761      112,090     443,026
       Operating income                               $    16,778      18,059       18,361       23,332      76,530
       Net income                                     $     4,663       5,284        2,285        8,599      20,831

       2004
       Total revenues                                 $   108,916     103,786      106,622      105,502     424,826
       Operating income                               $    19,449      19,264       21,443       15,950      76,106
       Net income                                     $     1,925       7,725        9,295        2,307      21,252

The following describes unusual or infrequently occurring items recognized in the following quarters of 2005 and 2004:

     o In the fourth quarter of 2005, we recognized a decrease in Cost of Goods Sold upon the receipt of $9.1 million from the settlement of four separate claims with AT&T and Alascom pursuant to a master agreement,
     o In the third quarter of 2005 we recognized a restructuring charge of approximately $1.9 million for workforce reduction costs across all functions. An additional restructuring charge of $73,000 was recognized in the fourth quarter of 2005,
     o In the first, second, third and fourth quarters of 2005 we recognized approximately $893,000, $996,000, $1.4 million and $0, respectively, in recoveries of bad debt expense for uncollected accounts due from MCI. In the first, second, third and fourth quarters of 2004 we recognized approximately $1.2 million, $1.1 million, $1.1 million and $824,000, respectively, in recoveries of bad debt expense for uncollected accounts due from MCI,
     o In the third quarter of 2005 we recognized a $2.8 million Loss on Early Extinguishment of Debt resulting from termination of our Satellite Transponder Capital Lease,

     o In the third quarter of 2005 we recognized approximately $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees because a portion of the Amended Senior Credit Facility was a substantial modification of the May 21, 2004 Senior Credit Facility,
     o In first quarter of 2004 we paid bond call premiums totaling $6.1 million to redeem our old Senior Notes, o In first quarter of 2004 we recognized $2.3 million in unamortized old Senior Notes fee expense as a result of redeeming our old Senior Notes, and
     o GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity and balances. In the fourth quarter of 2004 we recognized an approximately $3.1 million increase in income tax expense resulting from a true-up of the deferred tax assets and liabilities associated primarily with fixed assets and net operating loss carryforwards.

Liquidity and Capital Resources

Cash flows from operating activities totaled $109.4 million for the year ended December 31, 2005 as compared to $102.6 million for the year ended December 31, 2004. The 2005 increase is primarily due to a $5.4 million reduction in the amount owed to a related party and increased cash flow from our long-distance services, local access services, and Internet services segments, partially off-set by decreased cash flows from our cable services segment and All Other Services.

Other sources of cash during the year ended December 31, 2005 included $38.8 million in borrowings on our Amended Senior Credit Facility, as discussed below, and $4.0 million from GCI's issuance of its Class A common stock. Other uses of cash during the year ended December 31, 2005 included expenditures of $79.8 million for property and equipment, including construction in progress, $39.0 million in capital lease obligation repayments, the purchase of $15.9 million of GCI common stock on GCI's behalf, and the $6.6 million repurchase of the remaining 4,314 shares of GCI's Series B preferred stock on GCI's behalf.

Working capital totaled $76.5 million at December 31, 2005, a $37.4 million increase as compared to $39.1 million at December 31, 2004. The increase is primarily due to the $10.0 million decrease in due to related party, the $9.1 million received in December 2005 upon settlement of the litigation with AT&T, a $5.7 million increase in the current deferred tax asset for the net operating loss carryforward we expect to utilize during the year ended December 31, 2006, and the $4.6 million decrease in the portion of our Senior Credit Facility classified as current maturity at December 31, 2005 as compared to December 31, 2004 due to the amendment of our Senior Credit Facility discussed below. The increases are partially off-set by a $2.6 million increase in accrued payroll primarily due to an increased accrual for company-wide success sharing bonus costs.

Net receivables increased $850,000 from December 31, 2004 to December 31, 2005 primarily due to the following:
     o An increase in trade receivables from our residential, commercial and governmental message telephone service customers resulting from the implementation of a new customer service and provisioning information system. After our September 1, 2005 implementation we delayed the issuance of some customer invoices. Our bill processing returned to normal in December 2005 and we expect the net receivables balance to decrease accordingly,
     o An increase in trade receivables for broadband services provided to hospitals and health clinics, and
     o   An increase in the Universal Service Program trade receivable.

The increase was partially off-set by the timing of payments on trade receivables from a certain large customer and receipt of payment in 2005 for a special project included in net receivables at December 31, 2004.

Senior Notes
We have outstanding Senior Notes of $316.3 million at December 31, 2005. We pay interest of 7.25% on the Senior Notes and they are due in 2014. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the life of the Senior Notes.

The Senior Notes are not redeemable prior to February 15, 2009. At any time on or after February 15, 2009, the Senior Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

          If redeemed during the twelve month period
          commencing February 1 of the year indicated:        Redemption Price
          ------------------------------------------------- --------------------
          2009                                                     103.625%
          2010                                                     102.417%
          2011                                                     101.208%
          2012 and thereafter                                      100.000%

We may, on or prior to February 17, 2007, at our option, use the net cash proceeds of one or more underwritten public offerings of our qualified stock to redeem up to a maximum of 35% of the initially outstanding aggregate principal amount of our Senior Notes at a redemption price equal to 107.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, thereon to the date of redemption, provided that not less than 65% of the principal amount of the Senior Notes originally issued remain outstanding following such a redemption.

The Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt in most circumstances unless the result of incurring debt does not cause our leverage ratio to exceed 6.0 to one. The Senior Notes do not allow debt under the Amended Senior Credit Facility to exceed the greater of (and reduced by certain stated items):

     o   $250 million, reduced by the amount of any prepayments, or
     o 3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and certain of its subsidiaries.

The Senior Notes limit our ability to make cash dividend payments.

In 2004 we conducted a Consent Solicitation and Tender Offer for our old Senior Notes which were replaced by our current Senior Notes. The total redemption cost was $186.1 million. The premium to redeem our old Senior Notes was $6.1 million (excluding interest cost of $1.3 million) and was recognized as a loss on early extinguishment of debt, a component of Other Income (Expense), during the year ended December 31, 2004 in our Consolidated Statements of Operations.

Semi-annual interest payments of approximately $11.6 million were paid in February 2005 and August 2005. The next semi-annual interest payment is due February 2006.

We were in compliance with all Senior Notes loan covenants at December 31, 2005.

Amended Senior Credit Facility
We have an outstanding Amended Senior Credit Facility of $159.2 million at December 31, 2005. On August 31, 2005 our April 2004 Senior Credit Facility was amended and restated. The Amended Senior Credit Facility includes a $160.0 million term loan and a $55.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. Our term loan is fully drawn and we have letters of credit outstanding totaling $5.5 million at December 31, 2005, which leaves $49.5 million available to draw under the revolving credit facility if needed. We have not borrowed under the revolving credit facility in 2005. Our Amended Senior Credit Facility is due in 2012.

Proceeds from the amendment were used to pay down our previous Senior Credit Facility and to pay off our Satellite Transponder Capital Lease with the remainder used to pay financing fees. Outstanding principal of $35.8 million on the Satellite Transponder Capital Lease was repaid, and we incurred a $2.8 million charge due to the early termination of the capital lease which is classified as Loss on Early Extinguishment of Debt during the year ended December 31, 2005 in our Consolidated Statements of Operations.

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

                            Total Leverage             Applicable
                          Ratio (as defined)             Margin
                        --------------------------    -------------
                         > 3.75                          0.175%
                         -
                         > 3.25 but < 3.75               0.150%
                         -
                         > 2.75 but < 3.25               0.125%
                         -
                         < 2.75                          0.100%

The commitment fee we are required to pay on the unused portion of the commitment was reduced to 0.375%.

The Amended Senior Credit Facility increased our allowed Total Leverage Ratio (as defined) limit to 4.50:1.0 and our Senior Debt Ratio (as defined) limit to 2.25:1.0. Our Fixed Charge Coverage Ratio (as defined) must be less than 1.0:1.0.

The amendment was a substantial modification of our April 2004 Senior Credit Facility and we therefore recognized $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees during the year ended December 31, 2005 in our Consolidated Statements of Operations. Deferred loan fees of $362,000 were determined not to be a substantial modification and continue to be amortized over the life of the Amended Senior Credit Facility.

In connection with the Amended Senior Credit Facility, we paid bank fees and other expenses of $946,000 during the year ended December 31, 2005.

Borrowings under the Amended Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. We were in compliance with all Amended Senior Credit Facility loan covenants at December 31, 2005.

As of December 31, 2005 maturities of long-term debt under the Amended Senior Credit Facility were as follows (amounts in thousands):

              Years Ending December 31,
             --------------------------
             2006                         $    1,600
             2007                              1,600
             2008                              1,600
             2009                              1,600
             2010                              1,600
             2011 and thereafter             151,200
                                           ------------
                                          $  159,200
                                           ============

Capital Expenditures
Our expenditures for property and equipment, including construction in progress, totaled $79.8 million and $111.8 million during the years ended December 31, 2005 and 2004, respectively. Our capital expenditures requirements in excess of approximately $25 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2006 expenditures for property and equipment for our core operations, including construction in progress, to total $80.0 million to $90.0 million, depending on available opportunities and the amount of cash flow we generate during 2006.

Planned capital expenditures over the next five years include those necessary for maintenance of existing facilities, growth of our long-distance, local exchange, cable and Internet facilities, improving network integrity, continuing deployment of DLPS, adding new products, and introducing new facilities and automation to reduce costs.

To ensure the necessary equipment is available to us as we expand our DLPS service delivery method we have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters and other vendor equipment. The agreement has a remaining outstanding commitment at December 31, 2005 of $6.9 million of which approximately $3.8 million, $2.7 million, and $400,000 are expected to be paid during the years ended December 31, 2006, 2007 and 2008, respectively.

Share Repurchases
In May 2005 we repurchased the remaining 4,314 shares of GCI's Series B preferred stock on GCI's behalf for a total purchase price of $6.6 million. The 4,314 preferred shares were convertible into 777,297 shares of GCI's Class A common stock and the transaction price represented an equivalent Class A common stock purchase price of $8.50 per share. The repurchase of GCI's Series B preferred stock on their behalf was not part of GCI's buyback program discussed below.

GCI's Board of Directors has authorized a common stock buyback program for the repurchase of GCI's Class A and Class B common stock in order to reduce GCI's outstanding shares of Class A and Class B common stock. We pay for the stock repurchases on GCI's behalf. GCI's Board of Directors authorized GCI and GCI obtained permission from our lenders for up to $30.0 million of repurchases through December 31, 2005. GCI is authorized to continue its stock repurchases of up to $5.0 million per quarter indefinitely, to purchase an additional $10.0 million during the six months ended June 30, 2006, and to use stock option exercise proceeds to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases. During the year ended December 31, 2005 we repurchased 1,721,112 shares of GCI's Class A common stock on GCI's behalf at a cost of approximately $16.1 million. GCI expects to continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of GCI's Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC rule 10b-18.

To ensure the necessary equipment is available to us as we expand our DLPS service delivery method we have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters and other vendor equipment. The agreement has a remaining outstanding commitment at December 31, 2005 of $6.9 million of which approximately $3.8 million, $2.7 million, and $400,000 are expected to be paid during the years ended December 31, 2006, 2007 and 2008, respectively.

Other Expenditures
We have an agreement with Alaska Airlines, Inc. ("Alaska Airlines") to offer our residential and business customers who make qualifying purchases from us the opportunity to accrue mileage awards in the Alaska Airlines Mileage Plan. The agreement as amended requires the purchase of Alaska Airlines miles during the year ended December 31, 2005 and in future years. The agreement has a remaining commitment at December 31, 2005 totaling $10.8 million.

GCI agreed to invest approximately $29.5 million in exchange for a substantial majority equity interest in Alaska DigiTel, a small Alaska PCS provider. The existing owners will retain a minority ownership interest and voting control of a portion of Alaska DigiTel and GCI has agreed to purchase the remainder. The exact percentage and dollar amounts for GCI's interest in DigiTel will vary in proportion to the amount the existing owners elect to retain, but GCI expects to own between 75% and 85% after completion of the transaction. The transaction is based on a post closing enterprise valuation of $37.0 million for Alaska DigiTel. On GCI's behalf we will fund the transaction from cash on hand, by drawing down additional debt, or a combination of the two. MTA filed a petition with the FCC against GCI's application in February 2006. The DigiTel transaction requires certain regulatory approvals and we are uncertain when it will close.

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

We believe that we will be able to meet our liquidity and capital requirements, and fixed charges during the upcoming year through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources. Should cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities, capital expenditures will likely be reduced.

New Accounting Standards

For a discussion of our new accounting standards see note 1(af) in the accompanying "Notes to Consolidated Financial Statements" included in Part II,
Item 8 of this Report.

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

Those policies considered to be critical accounting policies for the year ended December 31, 2005 are described below.

     o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We also maintain an allowance for doubtful accounts based on our assessment of the likelihood that our customers will satisfactorily comply with rules necessary to obtain supplemental funding from the Universal Service Administration Company ("USAC") for services provided by us under our packaged communications offerings to rural hospitals, health clinics and school districts. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers' compliance with USAC rules. If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required. If their financial condition improves or they emerge successfully from reorganization proceedings, allowances may be reduced. Such allowance changes could have a material effect on our consolidated financial condition and results of operations.

     o We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141, "Business Combinations." Goodwill and indefinite-lived assets such as our cable certificates are not amortized but are subject, at a minimum, to annual tests for impairment and quarterly evaluations of whether events and circumstances continue to support an indefinite useful life as required by SFAS No. 142, "Goodwill and Other Intangible Assets." Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount as required by SFAS No. 142. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of the applicability of quoted market prices in active markets and, if quoted market prices are not available and/or are not applicable, how the acquired asset will perform in the future using a discounted cash flow analysis. Estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates. In assessing the fair value of goodwill and other intangibles, we may consider other information to validate the reasonableness of our valuations including third-party assessments. These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets. Our cable certificate and goodwill assets are our only indefinite-lived intangible assets and because of the significance of our cable certificate and goodwill assets to our consolidated balance sheet, our annual and quarterly impairment analyses and quarterly evaluations of remaining useful lives are critical. Any changes in key assumptions about the business and its prospects, changes in market conditions or other externalities, or recognition of previously unrecognized intangible assets for impairment testing purposes could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

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

     o GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity and balances. Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $67.2 million associated with income tax net operating losses that were generated from 1992 to 2003, and that expire from 2009 to 2025. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $2.0 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, GCI determined that approximately $20.0 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with its December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2005 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, share-based payments, and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 in the accompanying "Notes to Consolidated Financial Statements."

Geographic Concentration and the Alaska Economy

We offer voice and data telecommunication and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and of our operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues. In fiscal 2005 the State of Alaska reported that oil revenues, federal funding and investment revenues supplied 38%, 22% and 31%, respectively, of the state's total revenues. In fiscal 2006 state economists forecast that Alaska's oil revenues, federal funding and investment revenues will supply 40%, 27% and 24%, respectively, of the state's total projected revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of
0.917 million barrels produced per day in fiscal 2005. The state forecasts the production rate to decline from 0.865 million barrels produced per day in fiscal 2006 to 0.800 million barrels produced per day in fiscal 2016.

Market prices for North Slope oil averaged $43.43 in fiscal 2005 and are forecasted to average $57.30 in fiscal 2006. The closing price per barrel was $64.13 on January 26, 2006. To the extent that actual oil prices vary materially from the state's projected prices, the state's projected revenues and deficits will change. Every $1 change in the price per barrel of oil is forecasted to result in an approximately $50.0 million change in the state's fiscal 2006 revenue. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the state's revenue forecast.

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

Should new oil discoveries or developments not materialize or the price of oil become depressed, the long term trend of continued decline in oil production from the Prudhoe Bay area is inevitable with a corresponding adverse impact on the economy of the state, in general, and on demand for telecommunications and cable television services, and, therefore, on us, in particular. Periodically there are renewed efforts to allow exploration and development in the Arctic National Wildlife Refuge ("ANWR"). The United States Energy Information Agency has estimated that it could take nine years to begin oil field drilling after approval of ANWR exploration.

Deployment of a natural gas pipeline from the State of Alaska's North Slope to the Lower 48 States has been proposed to supplement natural gas supplies. A competing natural gas pipeline through Canada has also been proposed. The economic viability of a natural gas pipeline depends upon the price of and demand for natural gas. Either project could have a positive impact on the State of Alaska's revenues and could provide a substantial stimulus to the Alaska economy. In October 2004 both houses of Congress passed and the President signed legislation allowing loan guarantees of up to $18.0 billion, certain favorable income tax provisions and tax credits, and expedited permitting and judicial review for the construction of an Alaska natural gas pipeline. To support the construction of a natural gas pipeline, the governor of the State of Alaska has announced that he believes the state must assume some level of shipper risk, serve as an equity partner or both. The State of Alaska is in contract negotiations with ConocoPhillips, BP and ExxonMobil to construct a natural gas pipeline. The State of Alaska has announced that it reached an agreement with ConocoPhillips, BP and ExxonMobil on the base fiscal contract terms. Ultimate approval of any contract is uncertain as it must be approved by the Alaska legislature.

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

The United States Army Corps of Engineers awarded a construction contract in 2002 for test bed facilities. The contract is reported to contain basic requirements and various options that could amount to $250 million in construction, or possibly more, if all items are executed. Construction began on the Fort Greely test bed in 2002. The first ground-based missile interceptor was placed in an underground silo on July 22, 2004. The Missile Defense Agency is reported to expect to continue emplacing interceptors in 2006.

Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years.

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 664,000 people. The State of Alaska's population is distributed as follows:

     o   42% are located in the Municipality of Anchorage,
     o   13% are located in the Fairbanks North Star Borough,
     o   11% are located in the Matanuska-Susitna Borough,
     o   8% are located in the Kenai Peninsula Borough,
     o   5% are located in the City and Borough of Juneau, and
     o The remaining 21% are located in other communities across the State of Alaska.

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

Seasonality

Long-distance services segment revenues (primarily those derived from our other common carrier customers) have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. The cable, local access and Internet services segments do not exhibit significant seasonality. Our ability to implement construction projects is also hampered during the winter months because of cold temperatures, snow and short daylight hours.

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

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with our certain known contractual obligations as of December 31, 2005.

                                                                    Payments Due by Period
                                               ----------------------------------------------------------------
                                                             Less than 1    1 to 3       4 to 5    More Than 5
                                                    Total        Year        Years       Years        Years
                                               ------------- ----------- ------------ ------------ ------------
                                                                    (Amounts in thousands)
   Long-term debt                             $    479,550        1,725       3,425         3,200      471,200
   Interest on long-term debt                      197,200       23,200      46,400        46,400       81,200
   Capital lease obligations, including
     interest                                        1,478          252         516           516          194
   Operating lease commitments                      79,532       19,359      24,254        15,875       20,044
   Purchase obligations                             26,322       15,753      10,569           ---          ---
   Other                                            29,500       29,500         ---           ---          ---
                                               ------------- ----------- ------------ ------------ ------------
     Total contractual obligations            $    813,582       89,789      85,164        65,991      572,638
                                               ============= =========== ============ ============ ============

For long-term debt included in the above table, we have included principal payments on our Amended Senior Credit Facility and on our Senior Notes. Interest on amounts outstanding under our Amended Senior Credit Facility is based on variable rates and therefore the amount is not determinable. Our Senior Notes require semi-annual interest payments of $11.6 million through August 2014. For a discussion of our Senior Notes see note 7 in the accompanying "Notes to Consolidated Financial Statements." For discussion of our Amended Senior Credit Facility see note 7 in the accompanying "Notes to Consolidated Financial Statements."

For a discussion of our capital and operating leases, see note 16 in the accompanying "Notes to Consolidated Financial Statements."

Purchase obligations include a remaining commitment to purchase a certain number of outdoor, network powered multi-media adapters, indoor multi-media adapters, cable modems, and cable modem termination systems of $6.9 million and a remaining $10.8 million commitment for our Alaska Airlines agreement as further described in note 16 in the accompanying "Notes to Consolidated Financial Statements." The contracts associated with these commitments are non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $15.5 million which are not included in our Consolidated Balance Sheets at December 31, 2005, because the goods had not been received or the services had not been performed at December 31, 2005. The open purchase orders are cancelable.

Other consists of GCI's commitment to acquire a substantial equity interest in DigiTel for approximately $29.5 million as further described in note 17 in the accompanying "Notes to Consolidated Financial Statements."

Regulatory Developments

See "Part I -- Item 1 -- Business, Regulation, Franchise Authorizations and Tariffs" for more information about regulatory developments affecting us.

Inflation

We do not believe that inflation has a significant effect on our operations.

Audit Committee

GCI's Audit Committee, composed entirely of independent directors (as such term is prescribed by Nasdaq Stock Market Rule 4200(a)(15)), meets periodically with our independent auditors and management to review our financial statements and the results of audit activities. GCI's Audit Committee, in turn, reports to GCI's Board of Directors on the results of its review and recommends the selection of independent auditors.

GCI's Audit Committee has approved the independent auditor to provide the following services:

     o Audit (audit of financial statements filed with the SEC, quarterly reviews, comfort letters, consents, review of registration statements, accounting consultations);
     o Audit-related (employee benefit plan audits and accounting consultation on proposed transactions); and
     o Income tax services (review of corporate and partnership income tax returns, and consultations regarding income tax matters).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Amended Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 1.50% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of December 31, 2005, we have borrowed $159.2 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $1,592,000 of additional gross interest cost on an annualized basis.

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 101.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Based on that evaluation we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). Because of this material weakness, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

(b) Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting, because of the following material weakness associated with our accounting for credits and other adjustments to customer accounts receivable balances, as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During 2005, our system development controls associated with the introduction of our new customer billing system did not operate effectively. Specifically, the original configuration of certain settings in the new system resulted in errors in processing credits and other adjustments to customer accounts receivable balances. As a result, material misstatements of revenue and accounts receivable occurred during the fourth quarter of 2005 and were corrected prior to the issuance of our 2005 consolidated financial statements.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein (Item 8).

(c) Remediation of Material Weakness in Internal Control Over Financial
Reporting

Subsequent to December 31, 2005, we have corrected the unified system configuration settings so that credits and other adjustments are properly recorded. We will continue to monitor vigorously the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

(d) Changes in Internal Control Over Financial Reporting

On September 1, 2005 we implemented a new unified billing system. The implementation of the new system has resulted in certain changes to our processes and procedures affecting internal control over financial reporting during the fourth quarter of 2005. We have committed substantial internal and external resources to revise and document processes and related internal controls.

The conversion to the new system is still recent. Due to the complexities of implementing a new billing system across multiple segments and products, we expect to continue to experience a period of stabilization and fine-tuning for several months. We recognize that this continues to be a complex transition that will require close monitoring and evaluation. We believe we have the processes and appropriate management in place to effectively manage this transition.

Other than as expressly noted above in this Item 9A, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We may enhance, modify, and supplement internal controls and disclosure controls and procedures based on experience.

Internal controls are a system designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of its financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.  Other Information

None

                                    Part III

Items 10, 11, 12, 13 and 14 are omitted per General Instruction I(1)(a) and (b) of Form 10-K.

                                     Part IV

Item 15.  Exhibits, Consolidated Financial Statement Schedules

     (l) Consolidated Financial Statements Page No.

           Included in Part II of this Report:
                  Report of Independent Registered Public Accounting Firm                                   102

                  Consolidated Balance Sheets, December 31, 2005 and 2004                                   103 -- 104

                  Consolidated Statements of Operations,
                     Years ended December 31, 2005, 2004 and 2003                                           105

                  Consolidated Statements of Stockholder's Equity,
                     Years ended December 31, 2005, 2004 and 2003                                           106

                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 2005, 2004 and 2003                                           107

                  Notes to Consolidated Financial Statements                                                108 -- 141

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

     (3) Exhibits                                                                                           142

             Report of Independent Registered Public Accounting Firm


The Board of Directors
GCI, Inc.

We have audited the accompanying consolidated balance sheets of GCI, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GCI, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.




/signed/ KPMG LLP
Anchorage, Alaska
March 15, 2006

                                                    GCI, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)                                                                                December 31,
                            ASSETS                                                                 2005         2004
-----------------------------------------------------------------------------------------     ------------ ------------
Current assets:
  Cash and cash equivalents                                                                  $    44,362       31,452
                                                                                              ------------ ------------

  Receivables                                                                                     78,279       74,429
  Less allowance for doubtful receivables                                                          5,317        2,317
                                                                                              ------------ ------------
     Net receivables                                                                              72,962       72,112

  Deferred income taxes, net                                                                      19,596       13,893
  Prepaid expenses                                                                                 8,347        7,907
  Property held for sale                                                                           2,312        2,282
  Inventories                                                                                      1,556        1,215
  Notes receivable from related parties                                                              922          475
  Other current assets                                                                             2,572        2,429
                                                                                              ------------ ------------
     Total current assets                                                                        152,629      131,765
                                                                                              ------------ ------------

Property and equipment in service, net of depreciation                                           453,008      432,249
Construction in progress                                                                           8,337       22,505
                                                                                              ------------ ------------
     Net property and equipment                                                                  461,345      454,754
                                                                                              ------------ ------------

Cable certificates                                                                               191,565      191,241
Goodwill                                                                                          42,181       41,972
Other intangible assets, net of amortization                                                       6,201        6,265
Deferred loan and senior notes costs, net of amortization of $1,451 and $2,602 at
  December 31, 2005 and 2004, respectively                                                         8,011       10,341
Notes receivable from related parties                                                              2,544        3,345
Other assets                                                                                       9,299        9,508
                                                                                              ------------ ------------
     Total other assets                                                                          259,801      262,672
                                                                                              ------------ ------------
       Total assets                                                                          $   873,775      849,191
                                                                                              ============ ============

See accompanying notes to consolidated financial statements.


                                      103                            (Continued)

                                                     GCI, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                           (Continued)

             (Amounts in thousands)
                                                                                                                December 31,
               LIABILITIES AND  STOCKHOLDER'S EQUITY                                                         2005          2004
          -----------------------------------------------------------------------------------------     ------------- ------------
          Current liabilities:
            Current maturities of obligations under long-term debt and capital leases                  $      1,769       6,407
            Accounts payable                                                                                 23,217      28,742
            Accrued payroll and payroll related obligations                                                  17,925      15,350
            Deferred revenue                                                                                 16,439      16,253
            Accrued interest                                                                                  9,588       8,747
            Accrued liabilities                                                                               6,814       6,760
            Subscriber deposits                                                                                 361         437
            Due to related party                                                                                ---      10,004
                                                                                                        ------------- ------------
              Total current liabilities                                                                      76,113      92,700

          Long-term debt                                                                                    474,115     436,969
          Obligations under capital leases, excluding current maturities                                        ---      32,750
          Obligation under capital lease due to related party, excluding current maturity                       628         672
          Deferred income taxes, net of deferred income tax asset                                            69,753      49,111
          Other liabilities                                                                                   9,546       8,385
                                                                                                        ------------- ------------
              Total liabilities                                                                             630,155     620,587
                                                                                                        ------------- ------------

          Stockholder's equity:
           Class A common stock (no par).  Authorized 10 shares; issued .1 shares at December 31,
             2005 and 2004                                                                                  206,622     206,622
          Paid-in capital                                                                                    10,840       5,677
          Retained earnings                                                                                  26,158      16,305
                                                                                                        ------------- ------------

              Total stockholder's equity                                                                    243,620     228,604
                                                                                                        ------------- ------------
          Commitments and contingencies

              Total liabilities and stockholder's equity                                               $    873,775     849,191
                                                                                                        ============= ============
             See accompanying notes to consolidated financial statements.

                                              GCI, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


(Amounts in thousands)                                                       2005              2004             2003
                                                                         -------------     ------------     -------------
Revenues                                                                $  443,026           424,826          390,797

Cost of goods sold (exclusive of depreciation and amortization
   shown separately below)                                                 134,861           139,563          125,383
Selling, general and administrative expenses                               154,462           147,360          138,693
Restructuring charge                                                         1,967               ---              ---
Bad debt expense (recovery)                                                  1,080            (1,074)            (178)
Impairment charge                                                              ---               ---            5,434
Depreciation and amortization expense                                       74,126            62,871           52,767
                                                                         -------------     ------------     -------------
  Operating income                                                          76,530            76,106           68,698
                                                                         -------------     ------------     -------------

Other income (expense):
  Interest expense                                                         (34,116)          (27,828)         (35,366)
  Loss on termination of capital lease and early extinguishment of
      debt                                                                  (2,797)           (6,136)             ---
  Amortization and write-off of loan and senior notes fees                  (3,406)           (3,790)          (7,732)
  Interest income                                                              624               363              560
                                                                         -------------     ------------     -------------
     Other expense, net                                                    (39,695)          (37,391)         (42,538)
                                                                         -------------     ------------     -------------

   Net income before income taxes and cumulative effect of a
      change in accounting principle                                        36,835            38,715           26,160

Income tax expense                                                          16,004            17,463           10,074
                                                                         -------------     ------------     -------------
      Net income before cumulative effect of a change in
         accounting principle                                               20,831            21,252           16,086

Cumulative effect of a change in accounting principle, net of
  income tax benefit of $367                                                   ---               ---             (544)
                                                                         -------------     ------------     -------------

         Net income                                                     $   20,831            21,252           15,542
                                                                         =============     ============     =============

See accompanying notes to consolidated financial statements.

                                                   GCI, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                         YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                        Shares of                                        Accumulated
                                                         Class A      Class A                Retained       Other
                                                         Common       Common       Paid-in   Earnings    Comprehensive
(Amounts in thousands, except share amounts)              Stock        Stock       Capital   (Deficit)   Income (Loss)      Total
                                                       -----------------------------------------------------------------------------
Balances at December 31, 2002                              100      $ 206,622       44,904    (20,489)       (540)         230,497
Components of comprehensive income:
  Net income                                               ---            ---          ---     15,542         ---           15,542
  Change in fair value of cash flow hedge, net of
     change in income tax effect of $175                   ---            ---          ---        ---         232              232
                                                                                                                         -----------
      Comprehensive income                                                                                                  15,774
                                                       -----------------------------------------------------------------------------
Balances at December 31, 2003                              100        206,622       44,904     (4,947)       (308)         246,271
                                                       -----------------------------------------------------------------------------

Components of comprehensive income:
  Net income                                               ---            ---          ---     21,252         ---           21,252
  Change in fair value of cash flow hedge, net of
     change in income tax effect of $207                   ---            ---          ---        ---         308              308
                                                                                                                         -----------
      Comprehensive income                                                                                                  21,560
Distribution to General Communication, Inc.                ---            ---      (39,227)       ---         ---          (39,227)
                                                       -----------------------------------------------------------------------------
Balances at December 31, 2004                              100        206,622        5,677     16,305         ---          228,604

Net income                                                 ---            ---          ---     20,831         ---           20,831
Distribution to General Communication, Inc.                ---            ---          ---    (10,978)        ---          (10,978)
Contribution from General Communication, Inc.              ---            ---        5,163        ---         ---            5,163
                                                       -----------------------------------------------------------------------------
Balances at December 31, 2005                              100      $ 206,622       10,840     26,158         ---          243,620
                                                       =============================================================================

 See accompanying notes to consolidated financial statements.

                                                          GCI, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands)                                                                    2005           2004            2003
                                                                                      -----------    -----------     -----------
Cash flows from operating activities:
   Net income                                                                        $   20,831         21,252          15,542
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       74,126         62,871          52,767
     Deferred income tax expense                                                         14,936         16,515           9,135
     Amortization of loan and senior notes fees                                           3,406          3,790           7,732
     Loss on termination of capital lease  and early extinguishment of debt               2,797          6,136             ---
     Bad debt expense (recovery), net of write-offs                                       2,175            363          (1,084)
     Tax benefit on stock options exercised                                                 922          1,730             538
     Deferred compensation                                                                  681            657             689
     Compensatory stock options                                                             546            390           1,076
     Impairment charge                                                                      ---            ---           5,434
     Cumulative effect of a change in accounting principle, net                             ---            ---             544
     Other noncash income and expense items                                               1,906          1,033             720
     Change in operating assets and liabilities                                         (12,925)       (12,143)         (5,990)
                                                                                      -----------    -----------    ------------
       Net cash provided by operating activities                                        109,401        102,594          87,103
                                                                                      -----------    -----------    ------------

Cash flows from investing activities:
   Purchases of property and equipment, including construction period interest          (79,789)      (111,804)        (62,479)
   Proceeds from sales of assets                                                          1,995          1,190             ---
   Purchases of intangible assets and other assets                                       (1,881)        (4,692)         (6,249)
   Purchases of and additions to property held for sale                                    (240)          (626)           (138)
   Notes receivable issued to related parties                                               (18)           (52)            (99)
   Payments received on notes receivable from related parties                               350          2,607              74
   Refund of deposit                                                                        ---            699             ---
                                                                                      -----------    -----------    ------------
       Net cash used in investing activities                                            (79,583)      (112,678)        (68,891)
                                                                                      -----------    -----------    ------------

Cash flows from financing activities:
   Repayments of capital lease obligations                                              (38,989)        (5,114)         (1,857)
   Borrowings on Senior Credit Facility                                                  38,831         20,000             ---
   Net distribution to General Communication, Inc.                                      (12,077)       (41,263)         (1,632)
   Payment upon early termination of capital lease                                       (2,797)           ---             ---
   Payment of debt issuance costs                                                        (1,076)        (8,274)         (3,528)
   Repayment of Senior Credit Facility                                                     (800)       (63,832)        (12,700)
   Issuance of new Senior Notes                                                             ---        315,720             ---
   Repayment of old Senior Notes                                                            ---       (180,000)            ---
   Payment of bond call premiums                                                            ---         (6,136)            ---
                                                                                      -----------    -----------    ------------
       Net cash provided by (used in) financing activities                              (16,908)        31,101         (19,717)
                                                                                      -----------    -----------    ------------
       Net increase (decrease) in cash and cash equivalents                              12,910         21,017          (1,505)
       Cash and cash equivalents at beginning of year                                    31,452         10,435          11,940
                                                                                      -----------    -----------    ------------

       Cash and cash equivalents at end of year                                      $   44,362         31,452          10,435
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

        (a)  Business
             We offer the following services:
             o Long-distance telephone service between Alaska and the remaining
               United States and foreign countries,
             o Cable television services throughout Alaska,
             o Facilities-based competitive local access services in Anchorage,
               Fairbanks, and Juneau, Alaska,
             o Internet access services,
             o Origination and termination of traffic in Alaska for certain common carriers,
             o Private line and private network services,
             o Managed services to certain commercial customers,
             o Broadband services, including our SchoolAccess(R) offering to rural school districts and a similar offering to rural hospitals and health clinics,
             o Sales and service of dedicated communications systems and related equipment,
             o Lease and sales of capacity on our fiber optic cable systems used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services within Alaska and between Alaska and the remaining United States and foreign countries,
             o Distribution of white and yellow pages directories to residential and business customers in certain markets we serve and on-line directory products, and
             o Resale of cellular telephone services and sale of cellular telephone handsets and accessories.

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

        (e)  Accounts Receivable and Allowance for Doubtful Receivables
             Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers' compliance with USAC rules. We review our allowance for doubtful accounts methodology at least annually. During the review process we consider a change to our methodology if there are any changes to these factors.

             Depending upon the type of account receivable our allowance is calculated using a pooled basis with an allowance for all accounts greater than 120 days past due, a specific identification method,

                                      108                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

             or a combination of the two methods. When a specific identification method is used past due balances over 90 days old and balances less than 90 days old but potentially uncollectible due to bankruptcy or other issues are reviewed individually for collectibility. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

        (f)  Inventories
             Inventories of merchandise for resale and parts are stated at the lower of cost or market. Cost is determined using the average cost method.

        (g)  Property and Equipment
             Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. Construction in progress represents distribution equipment and systems and support equipment and systems not placed in service on December 31, 2005 that management intends to place in service during 2006.

             Depreciation is computed on a straight-line basis based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:

                           Asset Category                                              Asset Lives
                  ---------------------------------------------------------------    ----------------
                  Telephony distribution equipment and systems and fiber optic         10-20 years
                    cable systems
                  Cable television distribution equipment and systems                  3-10 years
                  Support equipment and systems                                        3-10 years
                  Transportation equipment                                             5-10 years
                  Property and equipment under capital leases                          12-15 years

             Amortization of property and equipment under capital leases is included in Depreciation and Amortization Expense on the Consolidated Statements of Operations.

             Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of retirements, sales or other dispositions of property and equipment.

        (h)  Long-lived Assets to be Disposed of
             Long-lived assets to be disposed of by sales, including those of discontinued operations, if any, are measured at the lower of carrying amount or fair value less cost to sell, if applicable. We classify a long-lived asset to be disposed of other than by sale as held and used until it is disposed of. We classify a long-lived asset to be sold as held for sale in the period in which all of certain criteria established by Statement of Financial Accounting Standard ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-lived Assets" are met. We do not depreciate or amortize long-lived assets to be sold.

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

                                      109                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

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

             The cost of our Personal Communication Services license and related financing costs were capitalized as an amortizable intangible asset. The associated assets were placed into service during 2000 and the recorded cost of the license and related financing costs are being amortized over a 40-year period using the straight-line method. All other amortizable intangible assets are being amortized over 2 to 20 year periods using the straight-line method.

        (j)  Impairment of Intangibles, Goodwill, and Long-lived Assets
             Cable certificate assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset is its new accounting basis. Impairment testing of our cable certificate assets as of December 31, 2005 and 2004 used a direct value method.

             Our goodwill assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill asset over the implied fair value of that asset. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

        (k)  Amortization and Write-off of Loan and Senior Notes Fees
             Debt issuance costs are deferred and amortized using the straight-line method, which approximates the interest method, over the term of the related debt and notes. Amortization costs are reported as a component of Other Income (Expense) in the Consolidated Statements of Operations.

             If a refinancing or amendment of a debt instrument is a substantial modification, all or a portion of the applicable debt issuance costs are written-off and included in Amortization and Write-off of Loan and Senior Notes Fees in the Consolidated Statements of Operations.

                                      110                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

        (l)  Other Assets
             Other Assets primarily include long-term deposits and prepayments, a performance bond, and non-trade accounts receivable. The performance bond of $2.6 million and $2.5 million at December 31, 2005 and 2004, respectively, is a restricted asset.

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

        (o)  Asset Retirement Obligations
             We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred in Other Liabilities on the Consolidated Balance Sheets. When the liability is initially recorded, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement. Upon adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003, we recorded the cumulative effect of accretion and depreciation expense as a cumulative effect of a change in accounting principle of approximately $544,000, net of income tax benefit of $367,000.

             In March 2005, the FASB issued FASB Interpretation ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143." FIN 47 clarifies that a conditional asset retirement obligation must be recognized as a liability if the fair value of the liability can be reasonably estimated. We adopted FIN 47 on December 31, 2005 and it did not have a material effect on our results of operations, financial position and cash flows.

             The majority of our asset retirement obligation is the estimated cost to remove telephony distribution equipment and support equipment from leased property.

                                      111                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

             Following is a reconciliation of the beginning and ending aggregate carrying amount of our liability for asset retirement obligation (amounts in thousands):

                    Balance at December 31, 2003                                               $ 2,005
                    Liability incurred during the year ended December 31, 2004                     775
                    Accretion expense for the year ended December 31, 2004                         242
                    Liability settled                                                               (6)
                    Other                                                                          (45)
                                                                                                -------
                         Balance at December 31, 2004                                            2,971
                    Liability incurred during the year ended December 31, 2005                      41
                    Accretion expense for the year ended December 31, 2005                         198
                                                                                                -------
                         Balance at December 31, 2005                                          $ 3,210
                                                                                                =======

             During the years ended December 31, 2005 and 2004 we recorded additional capitalized costs of $41,000 and $775,000, respectively, in Property and Equipment in Service, Net of Depreciation.

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

             We have recorded a liability for the estimated obligation under the contract as of December 31, 2005 and 2004. We estimated the amount of the obligation based on the amount of mileage awards purchased through December 31, 2005 and 2004 in comparison to the required minimum commitment. We have recorded the expense for the miles purchased from Alaska Airlines in Selling, General and Administrative expenses for each of our benefiting segments.

        (q)  Revenue Recognition
             All revenues are recognized when the earnings process is complete in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104, "Revenue Recognition" as follows:

             o Revenues generated from long-distance service usage and plan fees, Internet service excess usage, and managed services are recognized when the services are provided,
             o Cable television service package fees, local access and Internet service plan fees, and private line telecommunication revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,
             o Certain of our cellular services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from cellular service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of cellular handsets and accessories are recognized when title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon

                                      112                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

                 activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,
             o   The majority of our equipment sale transactions involve the sale of communications equipment with no other services
                 involved. Such equipment is subject to standard manufacturer warranties and we do not manufacture any of the equipment we sell. In such instances the customer takes title to the equipment generally upon delivery. We recognize revenue for such transactions when title passes to the customer and the revenue is earned and realizable pursuant to the provisions of SAB 101 and SAB 104. On certain occasions we enter into agreements to sell and satisfactorily install or integrate telecommunications equipment for a fixed fee. Customers may have refund rights if the installed equipment does not meet certain performance criteria. We defer revenue recognition until we have received customer acceptance per the contract or agreement, and all other required revenue recognition elements have been achieved. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements,
             o Technical services revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contracts,
             o Revenues from telephone and yellow-page directories are recognized ratably during the period following publication, which typically begins with distribution and is complete in the month prior to publication of the next directory,
             o   Other revenues are recognized when the service is provided, and
             o We recognize unbilled revenues when the service is provided based upon minutes of use processed or established rates, net of credits and adjustments.

        (r)  Payments Received from Suppliers
             Our cable services segment occasionally receives reimbursements for costs to promote suppliers' services, called cooperative advertising arrangements. The supplier payment is classified as a reduction of selling, general and administrative expenses if it reimburses specific, incremental and identifiable costs incurred to resell the suppliers' services. Excess consideration, if any, is classified as a reduction of cost of sales and services.

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

        (s)  Advertising Expense
             We expense advertising costs in the year during which the first advertisement appears. Advertising expenses were approximately $3,188,000, $3,281,000 and $3,727,000 for the years ended December
             31, 2005, 2004 and 2003, respectively.

        (t)  Leases
             We account for capital and operating leases as lessee as required by SFAS No. 13, "Accounting for Leases" and in subsequently issued amendments and interpretations of SFAS No. 13. Scheduled operating lease rent increases are amortized over the lease term on a straight-line basis. Contingent rent expense results from increases in the Consumer Price Index. Rent holidays are recognized on a straight-line basis over the operating lease term (including any rent holiday period).

             Leasehold improvements are amortized over the shorter of their economic lives or the lease term. We may amortize a leasehold improvement over a term that includes assumption of a lease renewal

                                      113                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

             if the renewal is reasonably assured. Leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements made by us and funded by landlord incentives or allowances under an operating lease are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

        (u)  Interest Expense
             Interest costs incurred during the construction period of significant capital projects, such as construction of an undersea fiber optic cable system, are capitalized. We capitalized interest cost of approximately $1.1 million and $403,000 during the years ended December 31, 2004 and 2003, respectively, during the construction of the AULP West fiber optic cable system. No interest was capitalized during the year ended December 31, 2005.

        (v)  Income Taxes
             Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for their future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent that the benefits are more likely to be realized than not. Deferred tax assets are reduced by a valuation allowance if it is likely that all or a portion of them will not be realized. GCI, Inc. and its wholly-owned subsidiaries file corporate income tax returns as part of the GCI consolidated group of companies.

        (w)  Costs Associated with Exit or Disposal Activities
             We record exit or disposal costs when they are incurred and can be measured at fair value. The recorded liability is subsequently adjusted for changes in estimated cash flows.

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

        (y)  Stock Option Plan
             At December 31, 2005, GCI had one stock-based employee compensation plan, which is described more fully in note 11. We account for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We use the intrinsic-value method and compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25.

                                      114                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

             Our employees and employees of our subsidiaries are eligible to participate in the Option Plan. Expenses associated with the grant of options to employees are recorded pursuant to the provisions of APB Opinion No. 25 and Interpretive Releases 1 and 2 of SAB Topic 1B1, which amounts were not material for the years ended December 31, 2005, 2004 and 2003.

             We have adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS
             148. See note 1(af) for discussion of SFAS No. 123R, "Share-Based Payment."

             Stock-based employee compensation cost is reflected over the options' vesting period of generally five years and compensation cost for options granted prior to January 1, 1996 is not considered. The following table illustrates the effect on net income for the years ended December 31, 2005, 2004 and 2003, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands):

                                                                               2005         2004         2003
                                                                           ------------ ------------ ------------
                Net income after cumulative effect of a change in         $   20,831       21,252       15,542
                 accounting principle in 2003, as reported
                Total stock-based employee compensation expense
                 included in reported net income, net of related tax
                 effects                                                         287          215          630
                Total stock-based employee compensation expense
                 under the fair-value based method for all awards,
                 net of related tax effects                                   (1,876)      (2,047)      (1,981)
                                                                           ------------ ------------ ------------
                    Pro forma net income after cumulative effect of
                    a change in accounting principle in 2003              $   19,242       19,420       14,191
                                                                           ============ ============ ============

             The calculation of total stock-based employee compensation expense under the fair-value based method includes weighted-average assumptions of a risk-free interest rate, volatility, an expected life, and dividend distributions.

        (z) Stock Options and Stock Warrants Issued for Non-employee Services Stock options and warrants issued in exchange for non-employee services pursuant to the provisions of SFAS 123, EITF 96-3 and EITF 96-18 are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

                                      115                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       (aa)  Use of Estimates
             The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include allowance for doubtful receivables, valuation allowances for deferred income tax assets, depreciable lives of assets, the carrying value of long-lived assets including goodwill, and the accrual of cost of goods sold. Actual results could differ from those estimates.

       (ab)  Concentrations of Credit Risk
             Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. At December 31, 2005 and 2004, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments at one highly rated financial institution.

             We have one major customer, MCI (see note 12). There is increased risk associated with this customer's accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for MCI, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

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

       (ad) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others Certain of our customers have guaranteed levels of service and we account for these guarantees according to FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." We accrue for guarantees as they become probable and estimable.

       (ae)  Exchanges of Nonmonetary Assets
             The cost of a nonmonetary asset or service acquired in exchange for another nonmonetary asset or service is based upon the fair value of the asset surrendered to obtain it unless the fair value is not determinable or the transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange. If the exceptions apply we value the transaction using

                                      116                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

             the recorded amount (after reduction, if appropriate, for an indicated impairment of value) of the nonmonetary asset or service relinquished. A gain or loss may be recognized on the exchange.

       (af)  New Accounting Standards
             In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," requiring all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. After consideration of the SEC's April 2005 amendment of the SFAS No. 123R compliance dates, SFAS No. 123R is effective for annual periods beginning after June 15, 2005, or December 15, 2005 for small business issuers. As of January 1, 2006, we will apply SFAS No. 123R and applicable FASB Staff Positions ("FSP") using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after January 1, 2006 for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. In March 2005 the SEC issued SAB No. 107 expressing the SEC staff's view regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and regarding the valuation of share-based payment arrangements for public companies. In August 2005 the FASB staff issued FASB Staff Position ("FSP") FAS 123(R)-1 regarding the recognition and measurement requirements of freestanding financial instruments originally issued as employee compensation. In October 2005 the FASB staff issued FSP FAS 123(R)-2 regarding guidance on application of grant date as defined in SFAS 123. In November 2005 the FASB staff issued FSP FAS 123(R)-3 which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. In February 2006 the FASB staff issued FSP FAS 123(R)-4 to require evaluation of the probability of occurrence of a contingent cash settlement event in determining whether the underlying options or similar instruments issued as employee compensation should be classified as liabilities or equity. We estimate the application of SFAS No. 123R and other applicable guidance will result in an increase in our compensation cost for all share-based payments of approximately $2.5 million to $3.0 million during the year ended December 31, 2006.

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

             In December 2004 the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to

                                      117                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

             eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will adopt SFAS 153 on January 1, 2006 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

             In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. We will adopt SFAS No. 155 on January 1, 2007 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

       (ag)  Reclassifications
             Reclassifications have been made to the 2004 and 2003 financial statements to make them comparable with the 2005 presentation.

(2) Consolidated Statements of Cash Flows Supplemental Disclosures Changes in operating assets and liabilities consist of (amounts in thousands):

          Year ended December 31,                                           2005             2004              2003
                                                                       -------------    -------------     ------------
          Increase in accounts receivable                             $    (5,824)          (4,976)          (16,549)
          (Increase) decrease in prepaid expenses                            (609)           2,529            (1,830)
          (Increase) decrease in inventories                                   27              298            (1,113)
          (Increase) decrease in other current assets                         179             (706)           (1,158)
          Increase (decrease) in accounts payable                          (5,525)          (5,391)            2,465
          Increase (decrease) in accrued payroll and payroll
             related obligations                                            2,963           (2,195)            5,724
          Increase (decrease) in deferred revenue                             460           (5,022)            2,985
          Increase (decrease) in due to related party                      (5,432)           3,746             1,387
          Increase in accrued interest                                        841              102               707
          Increase (decrease) in accrued liabilities                           97             (659)            1,927
          Decrease in subscriber deposits                                     (76)            (214)             (238)
          Increase (decrease) in components of other long-term
             liabilities                                                      (26)             345              (297)
                                                                       -------------    -------------     ------------
                                                                      $   (12,925)         (12,143)           (5,990)
                                                                       =============    =============     ============

       We paid interest totaling approximately $33,077,000, $28,581,000 and $34,441,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

       GCI, Inc., as a wholly-owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion of an income tax payment and refund reflects the consolidated group's activity. We paid income taxes totaling $133,000 and $205,000 during the years ended December 31, 2005 and 2004, respectively. We paid no income taxes during the year ended December 31, 2003. We received no income tax refunds during the years ended December 31, 2005, 2004 and 2003.

                                      118                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       We recorded $922,000, $1,730,000 and $538,000 during the years ended December 31, 2005, 2004 and 2003, respectively, in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

 (3)   Receivables and Allowance for Doubtful Receivables
       Receivables consist of the following at December 31, 2005 and 2004 (amounts in thousands):

                                                       2005          2004
                                                    ----------    ----------
           Trade                                   $  75,370        71,034
           Employee                                      215           277
           Other                                       2,694         3,118
                                                    ----------    ----------
             Total receivables                     $  78,279        74,429
                                                    ==========    ==========

       Following are the changes in the allowance for doubtful receivables during the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

                                                                     Additions            Deductions
                                                              -----------------------    ------------
                                             Balance at        Charged to  Charged to     Write-offs      Balance
                                             beginning          costs and     Other         net of       at end of
          Description                         of year           expenses    Accounts      recoveries        year
          ------------------------------    ------------      ------------ ----------    ------------    ----------
             December 31, 2005             $   2,317              4,366        ---           1,366          5,317
                                            ============      ============ ==========     ===========    ==========

             December 31, 2004             $   1,954              3,136        ---           2,773          2,317
                                            ============      ============ ==========     ===========    ==========

             December 31, 2003             $  14,010              2,640        ---          14,696          1,954
                                            ============      ============ ==========     ===========    ==========

       As further described in note 12, during the year ended December 31, 2003 we reached a settlement agreement for pre-petition amounts owed to us by MCI. The remaining pre-petition accounts receivable balance owed by MCI after this settlement was removed from our Consolidated Balance Sheets in 2003. During the years ended December 31, 2005, 2004 and 2003 we utilized approximately $3.3 million, $4.2 million and $2.8 million, respectively, of the MCI credit against amounts otherwise payable for services received from MCI.

(4)    Net Property and Equipment in Service
       Net property and equipment in service consists of the following at December 31, 2005 and 2004 (amounts in thousands):

                                                                                            2005         2004
                                                                                        ------------ ------------
             Land and buildings                                                        $     4,987        4,061
             Telephony distribution systems                                                528,213      440,050
             Cable television distribution systems                                         186,482      170,843
             Support equipment                                                              80,035       50,211
             Transportation equipment                                                        5,929        6,648
             Property and equipment under capital leases                                       900       50,992
                                                                                        ------------ ------------
                                                                                           806,546      722,805
             Less accumulated depreciation                                                 353,310      269,626
             Less accumulated amortization                                                     228       20,930
                                                                                        ------------ ------------
               Net property and equipment in service                                   $   453,008      432,249
                                                                                        ============ ============

(5)    Intangible Assets
       As of December 31, 2005 cable certificates and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at

                                      119                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       December 31, 2005. The remaining useful lives of our cable certificates and goodwill were evaluated as of December 31, 2005 and events and circumstances continue to support an indefinite useful life.

       No intangible assets subject to amortization have been impaired based upon impairment testing performed as of December 31, 2005.

       No indicators of impairment have occurred since the impairment testing was performed.

       Following is the change in Goodwill (amounts in thousands):

              Balance, December 31, 2004                                    $  41,972
              Addition upon the acquisition of Barrow Cable Television            209
                                                                             -----------
                 Balance, December 31, 2005                                 $  42,181
                                                                             ===========

       Other Intangible Assets include the following at December 31, 2005 and 2004 (amounts in thousands):

                                                           2005         2004
                                                       ----------   ------------
             Software license fees                    $   5,843        4,828
             PCS license                                  1,788        1,788
             Right-of-way                                   783          783
             Other                                          656          491
                                                          9,070        7,890
             Less accumulated amortization                2,869        1,625
                                                       ----------   ------------
               Net other intangible assets            $   6,201        6,265
                                                       ==========   ============

       Following are the changes in Other Intangible Assets (amounts in thousands):

                Balance, December 31, 2003            $   4,195
              Asset additions                             2,926
              Less amortization expense                     856
                                                       ----------
                Balance, December 31, 2004                6,265
              Asset additions                             1,180
              Less amortization expense                   1,244
                                                       ----------
                Balance, December 31, 2005            $   6,201
                                                       ==========

       Amortization expense for amortizable intangible assets for the years ended December 31, 2005, 2004 and 2003 follow (amounts in thousands):

                                                                                     Years Ended December 31,
                                                                                   2005        2004       2003
                                                                                ---------- ----------- ----------
          Amortization expense for amortizable intangible assets               $  1,244         856         660
                                                                                ========== =========== ==========

                                      120                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

                 Years ending
                 December 31,
                 ------------
                    2006        $ 1,378
                    2007        $ 1,312
                    2008        $   992
                    2009        $   673
                    2010        $   151

 (6)   Notes Receivable from Related Parties
       Notes receivable from related parties consist of the following (amounts in thousands):

                                                                                        December 31,
                                                                                    2005           2004
                                                                               -------------   -----------
               Notes receivable from officers bearing interest up to 6.5%
                or at the rate paid by us on our senior indebtedness,
                unsecured, due through February 8, 2007                       $    1,958          2,436
               Notes receivable from officers bearing interest at the rate paid by us on our senior indebtedness, secured by GCI
                common stock, due through December 1, 2006                           350            350
               Notes receivable from other related parties bearing
                interest up to 7.6% or at the rate paid by us on our
                senior indebtedness, unsecured and secured by property,
                due through December 31, 2007                                         86            185
               Interest receivable                                                 1,072            849
                                                                               -------------   -----------
                 Total notes receivable from related parties                       3,466          3,820

               Less current portion, including current interest receivable           922            475
                                                                               -------------   -----------
                Long-term portion, including long-term interest receivable    $    2,544          3,345
                                                                               =============   ===========

(7)    Debt
       Long-term debt consists of the following (amounts in thousands):

                                                                                        December 31,
                                                                                     2005           2004
                                                                                -------------- -------------
              Senior Notes (a)                                                 $   320,000        320,000
              Senior Credit Facility (b)                                           159,200        121,168
              Note Payable                                                             350            ---
                                                                                -------------- -------------
                 Debt                                                              479,550        441,168
               Less unamortized bond discount paid on the Senior Notes               3,710          4,031
               Less current portion of long-term debt                                1,725            168
                                                                                -------------- -------------
                    Long-term debt, net of unamortized bond discount           $   474,115        436,969
                                                                                ============== =============

                                      121                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       (a) We have outstanding Senior Notes of $316.3 million at December 31, 2005. We pay interest of 7.25% on the Senior Notes and they are due in 2014. The Senior Notes are an unsecured obligation. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the life of the Senior Notes.

           The Senior Notes are not redeemable prior to February 15, 2009. At any time on or after February 15, 2009, the Senior Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

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

           We may, on or prior to February 17, 2007, at our option, use the net cash proceeds of one or more underwritten public offerings of our qualified stock to redeem up to a maximum of 35% of the initially outstanding aggregate principal amount of our Senior Notes at a redemption price equal to 107.25% of the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, thereon to the date of redemption, provided that not less than 65% of the principal amount of the Senior Notes originally issued remain outstanding following such a redemption.

           The Senior Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt in most circumstances unless the result of incurring debt does not cause our leverage ratio to exceed 6.0 to one. The Senior Notes do not allow debt under the Amended Senior Credit Facility to exceed the greater of (and reduced by certain stated items):

           o  $250 million, reduced by the amount of any prepayments, or
           o 3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and certain of its subsidiaries.

           The Senior Notes limit our ability to make cash dividend payments.

           In 2004 we conducted a Consent Solicitation and Tender Offer for our old Senior Notes which were replaced by our current Senior Notes. The total redemption cost was $186.1 million. The premium to redeem our old Senior Notes was $6.1 million (excluding interest cost of $1.3 million) and was recognized as a loss on early extinguishment of debt, a component of Other Income (Expense), during the year ended December 31, 2004 in our Consolidated Statements of Operations.

           Semi-annual interest payments of approximately $11.6 million were paid in February 2005 and August 2005. The next semi-annual interest payment is due February 2006.

           The Senior Notes are subordinate to our Amended Senior Credit
           Facility.

           We were in compliance with all Senior Notes loan covenants at December 31, 2005.

                                      122                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       (b) We have an outstanding Amended Senior Credit Facility of $159.2 million at December 31, 2005. On August 31, 2005 our April 2004 Senior Credit Facility was amended and restated. The Amended Senior Credit Facility includes a $160.0 million term loan and a $55.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. Our term loan is fully drawn and we have letters of credit outstanding totaling $5.5 million at December 31, 2005, which leaves $49.5 million available to draw under the revolving credit facility if needed. We have not borrowed under the revolving credit facility in 2005. Our Amended Senior Credit Facility is due in 2012.

           Proceeds from the amendment were used to pay down our previous Senior Credit Facility and to pay off our Satellite Transponder Capacity Capital Lease with the remainder used to pay financing fees. Outstanding principal of $35.8 million on the Satellite Transponder Capacity Capital Lease was repaid, and we incurred a $2.8 million charge due to the early termination of the capital lease which is classified as a component of Other Income (Expense) during the year ended December 31, 2005 in our Consolidated Statements of Operations.

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

                  Total Leverage Ratio
                      (as defined)          Applicable Margin
                 ----------------------    --------------------
                 >3.75                           0.175%
                 -
                 >3.25 but <3.75                 0.150%
                 -
                 >2.75 but <3.25                 0.125%
                 -
                 < 2.75                          0.100%

           The commitment fee we are required to pay on the unused portion of the commitment was reduced to 0.375%.

           The Amended Senior Credit Facility increased our allowed Total Leverage Ratio (as defined) limit to 4.50:1.0 and our Senior Debt Ratio (as defined) limit to 2.25:1.0. Our Fixed Charge Coverage Ratio (as defined) must be less than 1.0:1.0.

           Substantially all of the Company's assets collateralize the Amended Senior Credit Facility.

           The amendment was a substantial modification of our April 2004 Senior Credit Facility and we therefore recognized $1.8 million in Amortization and Write-off of Loan and Senior Notes Fees during the year ended December 31, 2005 in our Consolidated Statements of Operations. Deferred loan fees of $362,000 were determined not to be a substantial modification and continue to be amortized over the life of the Amended Senior Credit Facility.

           In connection with the Amended Senior Credit Facility, we paid bank fees and other expenses of $946,000 during the year ended December 31, 2005.

           Borrowings under the Amended Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. We were in compliance with all Amended Senior Credit Facility loan covenants at December 31, 2005.

                                      123                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

           As of December 31, 2005 maturities of long-term debt were as follows (amounts in thousands):

                  Years ending December 31,
                  2006                               $   1,725
                  2007                                   1,725
                  2008                                   1,700
                  2009                                   1,600
                  2010                                   1,600
                  2011 and thereafter                  471,200
                                                      ---------
                                                     $ 479,550
                                                      =========

(8)    Impairment Charge
       In 2003, we reported an impairment charge of $5.4 million which equaled the remaining net book value recorded for our North Pacific Cable asset. In 1991 we purchased one DS-3 of capacity on a fiber optic cable system owned by AT&T. This fiber optic cable system is a spur off of a trans-Pacific fiber optic cable system owned by another group. We used our owned capacity to carry traffic to and from Alaska and the Lower 48 States. The section of the North Pacific Cable in which we owned capacity was taken out of service in January 2004 due to a billing dispute between AT&T and the owner of the trans-Pacific cable system causing us to re-route certain of our traffic. We were relieved of all future obligations required by our purchase agreement and ceased payment of maintenance and vessel standby costs totaling approximately $324,000 per year that would otherwise be payable over the remaining life of the system. The AULP West fiber optic cable system we built was put into service in June 2004 and provides us with route diversity and redundancy in excess of that previously provided by the North Pacific Cable.

(9)    Comprehensive Income
       During the years ended December 31, 2005, 2004 and 2003 we had other comprehensive income of $0, $308,000 and $232,000, respectively. Total comprehensive income during the years ended December 31, 2005, 2004 and 2003 was $20,831,000, $21,560,000 and $15,774,000, respectively.

(10)   Income Taxes
       GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion reflects the consolidated group's activity and balances.

       Total income tax (expense) benefit was allocated as follows (amounts in thousands):

                                                                                       Years ended December 31,
                                                                                   2005          2004          2003
                                                                             -------------- ------------- ------------
                  Net income before cumulative effect of a change in        $    (16,004)      (17,463)      (10,074)
                     accounting principle
                  Cumulative effect of a change in accounting principle              ---           ---           367
                                                                             -------------- ------------- ------------
                  Net income from continuing operations                          (16,004)      (17,463)       (9,707)

                  Stockholders' equity, for stock option compensation
                    expense for tax purposes in excess of amounts
                    recognized for financial reporting purposes                      922         1,730           538
                                                                             -------------- ------------- ------------
                                                                            $    (15,082)      (15,733)       (9,169)
                                                                             ============== ============= ============

                                      124                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       Income tax (expense) benefit consists of the following (amounts in thousands):

                                                                                       Years ended December 31,
                                                                                   2005          2004          2003
                                                                             -------------- ------------- ------------
                  Current tax expense:
                    Federal taxes                                           $       (827)          606          (297)
                    State taxes                                                     (238)          176          (104)
                                                                             -------------- ------------- ------------
                                                                                  (1,065)          782          (401)
                                                                             -------------- ------------- ------------

                  Deferred tax expense:
                    Federal taxes                                                (11,587)      (14,151)       (7,169)
                    State taxes                                                   (3,352)       (4,094)       (2,504)
                                                                             -------------- ------------- ------------
                                                                                 (14,939)      (18,245)       (9,673)
                                                                             -------------- ------------- ------------
                                                                            $    (16,004)      (17,463)      (10,074)
                                                                             ============== ============= ============

       Total income tax expense differed from the "expected" income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

                                                                                       Years ended December 31,
                                                                                   2005          2004          2003
                                                                             -------------- ------------- ------------
                  "Expected" statutory tax expense                          $    (12,892)      (13,550)       (9,156)
                  State income taxes, net of federal benefit                      (2,343)       (2,439)       (1,695)
                  Income tax effect of goodwill amortization,
                    nondeductible expenditures and other items, net                 (780)         (668)         (568)
                  Adjustments to ending temporary difference and other
                     balances, net                                                    11          (806)        1,345
                                                                             -------------- ------------- ------------
                                                                            $    (16,004)      (17,463)      (10,074)
                                                                             ============== ============= ============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (amounts in thousands):

                                                                                          December 31,
                                                                                       2005           2004
                                                                                  -------------- ---------------
                  Current deferred tax assets:
                     Net operating loss carryforwards                            $    14,880          8,344
                     Accounts receivable, principally due to allowance for
                       doubtful accounts                                               1,902          2,450
                     Compensated absences, accrued for financial reporting
                       purposes                                                        2,216          2,186
                     Workers compensation and self insurance health reserves,
                       principally due to accrual for financial reporting
                       purposes                                                          542            854
                     Other                                                                56             59
                                                                                  -------------- ---------------
                       Total current deferred tax assets                         $    19,596         13,893
                                                                                  ============== ===============

                                      125                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

                                                                                           December 31,
                                                                                       2005           2004
                                                                                  -------------- ---------------
                  Long-term deferred tax assets:
                    Net operating loss carryforwards                             $    52,288         63,524
                    Alternative minimum tax credits                                    2,028          1,892
                    Deferred compensation expense for financial reporting
                       purposes in excess of amounts recognized for tax
                       purposes                                                        1,582          1,729
                    Asset retirement obligations in excess of amounts
                       recognized for tax purposes                                     1,316          1,218
                    Employee stock option compensation expense for financial
                       reporting purposes in excess of amounts recognized for
                       tax purposes                                                      612            601
                    Sweepstakes award in excess of amounts recognized for tax
                       purposes                                                          120            178
                    Charitable contributions expense for financial reporting
                       in excess of amount recognized for tax purposes and
                       other items                                                       368            523
                                                                                  -------------- ---------------
                       Total long-term deferred tax assets                            58,314         69,665
                                                                                  -------------- ---------------

                  Long-term deferred tax liabilities:
                    Plant and equipment, principally due to differences in
                       depreciation                                                  106,701        101,603
                    Amortizable assets                                                21,366         17,173
                                                                                  -------------- ---------------
                       Total gross long-term deferred tax liabilities                128,067        118,776
                                                                                  -------------- ---------------
                       Net combined long-term deferred tax liabilities           $    69,753         49,111
                                                                                  ============== ===============

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

       At December 31, 2005, we have (1) tax net operating loss carryforwards of approximately $164.2 million that will begin expiring in 2009 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.0 million available to offset regular income taxes payable in future years. We utilized federal tax net operating loss carryforwards of approximately $13.4 million in 2005. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

                                      126                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       The following schedule shows our tax net operating loss carryforwards by year of expiration (amounts in thousands):

                  Years ending December 31,                                          Federal       State
                                                                                  ------------ ------------
                    2009                                                         $     6,031        8,264
                    2010                                                               9,018        8,935
                    2011                                                               6,919        6,685
                    2018                                                              19,995       17,883
                    2019                                                              27,910       26,516
                    2020                                                              44,747       43,799
                    2021                                                              29,614       28,987
                    2022                                                              14,080       13,788
                    2023                                                               3,968        3,902
                    2024                                                                 544          ---
                    2025                                                               1,341          ---
                                                                                  ------------ ------------
                       Total tax net operating loss carryforwards                $   164,167      158,759
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

                                      127                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       Our employees and employees of our subsidiaries are eligible to participate in the Option Plan. Expenses associated with the grant of options to employees are recorded pursuant to the provisions of APB Number 25 and Interpretative Releases 1 and 2 of SAB Topic 1B1, which amounts were not material in the years ended December 31 2005, 2004 and 2003. We believe the allocation method used is reasonable.

       Information for the years 2005, 2004 and 2003 with respect to the Option Plan follows:

                                                                                          Weighted
                                                                                          Average
                                                                      Shares           Exercise Price
                                                                -------------------    ---------------
                 Outstanding at December 31, 2002                   6,288,766               $6.34

               Granted                                                963,200               $6.24
               Exercised                                             (377,487)              $4.95
               Forfeited                                              (98,200)              $5.93
                                                                -------------------
                 Outstanding at December 31, 2003                   6,776,279               $6.41

               Granted                                                881,500               $8.19
               Exercised                                           (1,116,704)              $5.49
               Forfeited                                             (104,200)              $7.07
                                                                -------------------
                 Outstanding at December 31, 2004                   6,436,875               $6.81

               Granted                                                983,455               $9.47
               Exercised                                             (659,098)              $6.06
               Forfeited                                             (217,955)              $7.22
                                                                -------------------
                 Outstanding at December 31, 2005                   6,543,277               $7.27
                                                                ===================

                 Available for grant at December 31, 2005             939,997
                                                                ===================

       Our stock options and warrants expire at various dates through December 2015. At December 31, 2005, 2004, and 2003, the weighted-average remaining contractual lives of options outstanding were 5.75, 6.16, and
       6.47 years, respectively.

       At December 31, 2005, 2004, and 2003, the number of exercisable shares under option was 3,867,118, 3,473,340, and 3,495,361, respectively, and the weighted-average exercise price of those options was $6.62, $6.45, and $6.11, respectively.

       The per share weighted-average fair value of stock options granted during 2005 was $4.81 per share for compensatory and $3.91 for non-compensatory options; for 2004 was $4.65 per share for compensatory and $4.48 for non-compensatory options; and for 2003 was $4.30 per share for compensatory and $2.99 for non-compensatory options. The amounts were determined as of the options' grant dates using a Black-Scholes option-pricing model with the following weighted-average assumptions:
       2005 - risk-free interest rate of 4.24%, volatility of 0.43, an expected life of 4.95 years, and no dividend distribution; 2004 - risk-free interest rate of 3.62%, volatility of 0.52, an expected life of 5.69 years, and no dividend distribution; and 2003 - risk-free interest rate of 3.45%, volatility of 0.53, an expected life of 5.26 years, and no dividend distribution.

                                      128                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       Summary information about our stock options outstanding at December 31, 2005 follows:

                                    Options Outstanding                                       Options Exercisable
          -------------------------------------------------------------------------- --------------------------------------
                                                     Weighted
                                                      Average
                                                     Remaining
                                                     Weighted
                 Range of              Number       Contractual        Average            Number        Weighted Average
             Exercise Prices        outstanding        Life         Exercise Price     Exercisable       Exercise Price
          -------------------------------------------------------------------------- --------------------------------------
             $3.11-$5.99               524,490         4.35             $4.62            454,090             $4.53
             $6.00-$6.04               751,264         5.77             $6.00            433,364             $6.00
             $6.05-$6.49                52,000         5.03             $6.13             51,000             $6.13
             $6.50-$6.94             1,579,210         4.44             $6.50          1,419,610             $6.50
             $6.95-$7.24               664,500         2.66             $7.00            592,932             $7.00
             $7.25-$7.39             1,175,000         6.18             $7.25            278,330             $7.25
             $7.40-$8.49               766,293         6.10             $7.98            477,259             $7.80
             $8.50-$9.99               823,420         8.75             $9.38            117,133             $9.03
             $10.00-$11.24             434,600         9.54            $10.12             19,400            $10.54
             $11.25                     30,000         5.50            $11.25             24,000            $11.25
                                  --------------                                     -------------
             $3.11-$11.25            6,800,777         5.75             $7.24          3,867,118             $6.62
                                  ==============                                     =============

       Employee Stock Purchase Plan
       In December 1986, GCI adopted an Employee Stock Purchase Plan (the "Plan") qualified under Section 401 of the Internal Revenue Code of 1986. The Plan provides for acquisition of GCI's Class A and Class B common stock at market value. The Plan permits each employee who has completed one year of service to elect to participate in the Plan. Through December 31, 2005, eligible employees could elect to reduce their compensation in any even dollar amount up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $14,000. Beginning January 1, 2006, eligible employees can elect to reduce their compensation in any even dollar amount up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $15,000. Eligible employees may contribute up to 10 percent of their compensation with after-tax dollars, or they may elect a combination of salary reductions and after-tax contributions.

       Eligible employees were allowed to make catch-up contributions of no more than $4,000 during the year ended December 31, 2005 and will be able to make such contributions limited to $5,000 during the year ended December 31, 2006. We do not match employee catch-up contributions.

       We may match employee salary reductions and after tax contributions in any amount, elected by GCI's Board of Directors each year, but not more than 10 percent of any one employee's compensation will be matched in any year. Matching contributions vest over the initial six years of employment. For the year ended December 31, 2003 the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee's compensation or $40,000 (determined after salary reduction) for any year. For the year ended December 31, 2004, the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee's compensation or $41,000 (determined after salary reduction). For the year ended December 31, 2005, the combination of salary reductions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee's compensation or $42,000 (determined after salary reduction).

                                      129                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       Employee contributions may be invested in GCI Class A and Class B common stock, AT&T common stock, Comcast Corporation common stock, or various mutual funds.

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

       Our matching contributions allocated to participant accounts totaled approximately $5,180,000, $4,858,000, and $4,035,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The Plan may, at its discretion, purchase shares of GCI common stock from GCI at market value or may purchase GCI's common stock on the open market. In 2005, 2004 and 2003 we funded all of our employer-matching contributions through market purchases.

(12)   Industry Segments Data
       Our reportable segments are business units that offer different products. The reportable segments are each managed separately and offer distinct products with different production and delivery processes. The determination of a reportable segment is based upon SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds."

       As of January 1, 2005 financial information for our SchoolAccess(R) offering to rural school districts and a similar offering to rural hospitals and health clinics ("Broadband services") is not included in the long-distance services segment but is included in the "All Other" category. Additionally, Property and Equipment originally included in the Internet services segment were determined to be Broadband services Property and Equipment and were reclassified to the "All Other" category. Segment and All Other category data for the years ended December 31, 2004 and 2003 have been reclassified to reflect the changes.

       We have four reportable segments as follows:

         Long-distance services. We offer a full range of common carrier long-distance services to commercial, government, other telecommunications companies and residential customers, through our networks of fiber optic cables, digital microwave, and fixed and transportable satellite earth stations.

         Cable services. We provide cable television services to residential, commercial and government users in the state of Alaska. Our cable systems serve 40 communities and areas in Alaska, including the state's four largest urban areas, Anchorage, Fairbanks, the Matanuska-Susitna Valley, and Juneau. We offer digital cable television services in Anchorage, Barrow, Bethel, Cordova, Fairbanks, Homer, Juneau, Kenai, Ketchikan, Kodiak, Kotzebue, the Matanuska-Susitna Valley, Nome, Petersburg, Seward, Soldotna, Valdez and Wrangell and retail cable modem service (through our Internet services segment) in all of our locations in Alaska except Kotzebue.

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

                                      130                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

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

       We evaluate performance and allocate resources based on (1) earnings or loss from operations before depreciation and amortization expense, net other expense and income taxes, and (2) operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

       We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters.

       Summarized financial information for our reportable segments for the years ended December 31, 2005, 2004 and 2003 follows (amounts in thousands):

                                                        Reportable Segments
                                     ----------------------------------------------------------
                                        Long-                  Local                Total
                                       Distance     Cable    Access    Internet   Reportable      All
                                       Services   Services   Services  Services    Segments      Other      Total
                                     --------------------------------------------------------------------------------
            2005
            ----
       Revenues:
         Intersegment                $  17,164      3,913      8,472     1,153       30,702       1,344     32,046
         External                      188,751    105,293     51,480    29,957      375,481      67,545    443,026
                                     --------------------------------------------------------------------------------
            Total revenues             205,915    109,206     59,952    31,110      406,183      68,889    475,072
                                     --------------------------------------------------------------------------------

       Cost of goods sold
        (exclusive of depreciation
        and amortization shown
        separately below) ("Cost
        of goods sold"):
         Intersegment                   19,168          1      4,198     3,975       27,342         550     27,892
         External                       38,263     29,925     28,359     7,534      104,081      30,780    134,861
                                     --------------------------------------------------------------------------------
            Total cost of good sold     57,431     29,926     32,557    11,509      131,423      31,330    162,753
                                     --------------------------------------------------------------------------------

       Contribution:
         Intersegment                   (2,004)     3,912      4,274    (2,822)       3,360         794      4,154
         External                      150,488     75,368     23,121    22,423      271,400      36,765    308,165
                                     --------------------------------------------------------------------------------
            Total contribution         148,484     79,280     27,395    19,601      274,760      37,559    312,319
                                     --------------------------------------------------------------------------------

       Selling, general and
        administrative expenses         32,309     29,908     19,858     9,549       91,624      62,838    154,462
       Restructuring charge                584        302        194       152        1,232         735      1,967
       Bad debt expense (recovery)      (2,299)       804        357       168         (970)      2,050      1,080
       Loss on termination of
         capital lease                   2,797        ---        ---       ---        2,797         ---      2,797
                                     --------------------------------------------------------------------------------

                                      131                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

                                                        Reportable Segments
                                     ----------------------------------------------------------
                                        Long-                  Local                Total
                                       Distance     Cable    Access    Internet   Reportable      All
                                       Services   Services   Services  Services    Segments      Other      Total
                                     --------------------------------------------------------------------------------
       Earnings (loss) from
        external operations before
        depreciation, amortization,
        net interest expense and
        income taxes                   117,097     44,354      2,712    12,554      176,717     (28,858)   147,859

       Less depreciation and
        amortization expense            26,258     21,000      7,205     3,960       58,423      15,703     74,126
       Add loss on termination of
         capital lease                   2,797        ---        ---       ---        2,797         ---      2,797
                                     --------------------------------------------------------------------------------

       Operating income (loss)       $  93,636     23,354     (4,493)    8,594      121,091     (44,561)    76,530
                                     ================================================================================

       Total assets                  $ 239,694    324,861     68,815    27,470      660,840     212,935    873,775
                                     ================================================================================

       Capital additions             $  16,321     17,003     21,540     5,760       60,624      20,527     81,151
                                     ================================================================================

              2004
              ----
       Revenues:
         Intersegment                $  14,447      2,596      9,436     3,731       30,210         794     31,004
         External                      179,963    101,437     46,957    25,969      354,326      70,500    424,826
                                     --------------------------------------------------------------------------------
            Total revenues             194,410    104,033     56,393    29,700      384,536      71,294    455,830
                                     --------------------------------------------------------------------------------

       Cost of goods sold:
         Intersegment                   18,099          1      2,624     4,322       25,046       2,824     27,870
         External                       45,980     26,959     29,088     6,991      109,018      30,545    139,563
                                     --------------------------------------------------------------------------------
            Total cost of good sold     64,079     26,960     31,712    11,313      134,064      33,369    167,433
                                     --------------------------------------------------------------------------------

       Contribution:
         Intersegment                   (3,652)     2,595      6,812      (591)       5,164      (2,030)     3,134
         External                      133,983     74,478     17,869    18,978      245,308      39,955    285,263
                                     --------------------------------------------------------------------------------
            Total contribution         130,331     77,073     24,681    18,387      250,472      37,925    288,397
                                     --------------------------------------------------------------------------------

       Selling, general and
        administrative expenses         31,577     28,100     18,316     9,377       87,370      59,990    147,360
       Bad debt expense (recovery)      (3,142)       932        279       154       (1,777)        703     (1,074)
       Early extinguishment of debt        ---        ---        ---       ---          ---       6,136      6,136
                                     --------------------------------------------------------------------------------

       Earnings (loss) from
        external operations before
        depreciation, amortization,
        net interest expense and
        income taxes                   105,548     45,446       (726)    9,447      159,715     (26,874)   132,841

       Less depreciation and
        amortization expense            22,567     18,957      4,941     3,332       49,797      13,074     62,871
       Add early extinguishment of
        debt                               ---        ---        ---       ---          ---       6,136      6,136
                                     --------------------------------------------------------------------------------

       Operating income (loss)       $  82,981     26,489     (5,667)    6,115      109,918     (33,812)    76,106
                                     ================================================================================

       Total assets                  $ 265,529    328,887     55,120    26,512      676,048     173,143    849,191
                                     ================================================================================

       Capital additions             $  42,982     20,350     19,280     9,085       91,697      20,882    112,579
                                     ================================================================================

                                      132                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

                                                        Reportable Segments
                                     ----------------------------------------------------------
                                        Long-                  Local                Total
                                       Distance     Cable    Access    Internet   Reportable      All
                                       Services   Services   Services  Services    Segments      Other      Total
                                     --------------------------------------------------------------------------------
              2003
              ----
       Revenues:
         Intersegment                $  13,648      2,504      9,763     2,423       28,338         744     29,082
         External                      179,400     96,004     38,998    19,842      334,244      56,553    390,797
                                     --------------------------------------------------------------------------------
            Total revenues             193,048     98,508     48,761    22,265      362,582      57,297    419,879
                                     --------------------------------------------------------------------------------

       Cost of goods sold:
         Intersegment                   17,517          1      2,121     4,484       24,123       2,585     26,708
         External                       46,936     25,988     23,761     5,862      102,547      22,836    125,383
                                     --------------------------------------------------------------------------------
            Total cost of good sold     64,453     25,989     25,882    10,346      126,670      25,421    152,091
                                     --------------------------------------------------------------------------------

       Contribution:
         Intersegment                   (3,869)     2,503      7,642    (2,061)       4,215      (1,841)     2,374
         External                      132,464     70,016     15,237    13,980      231,697      33,717    265,414
                                     --------------------------------------------------------------------------------
            Total contribution         128,595     72,519     22,879    11,919      235,912      31,876    267,788
                                     --------------------------------------------------------------------------------

       Selling, general and
        administrative expenses         30,462     27,101     17,718     8,589       83,870      54,823    138,693
       Bad debt expense (recovery)      (1,187)       651        119        60         (357)        179       (178)
       Impairment charge                 5,434        ---        ---       ---        5,434         ---      5,434
                                     --------------------------------------------------------------------------------

       Earnings (loss) from external
        operations before
        depreciation, amortization,
        net interest expense and
        income taxes                    97,755     42,264     (2,600)    5,331      142,750     (21,285)   121,465

       Depreciation and
        amortization expense            17,519     17,028      3,553     3,056       41,156      11,611     52,767
                                     --------------------------------------------------------------------------------

       Operating income (loss)       $  80,236     25,236     (6,153)    2,275      101,594     (32,896)    68,698
                                     ================================================================================

       Total assets                  $ 294,362    326,435     40,763    22,021      683,581      79,439    763,020
                                     ================================================================================

       Capital additions             $  26,790     15,223      3,608     2,993       48,614      13,865     62,479
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

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

         Years ended December 31,                                                 2005            2004           2003
                                                                            --------------- --------------- --------------
         Reportable segment revenues                                       $    406,183         384,536        362,582
         Plus All Other revenues                                                 68,889          71,294         57,297
         Less intersegment revenues eliminated in consolidation                  32,046          31,004         29,082
                                                                            --------------- --------------- --------------
              Consolidated revenues                                        $    443,026         424,826        390,797
                                                                            =============== =============== ==============

                                      133                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       A reconciliation of reportable segment earnings from operations before depreciation and amortization expense, net interest expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Years ended December 31,                                                 2005            2004           2003
                                                                            --------------- --------------- --------------
         Reportable segment earnings from external operations before depreciation and amortization expense, net interest expense
           and income taxes                                                $    176,717         159,715         142,750
         Less All Other loss from operations before depreciation and
           amortization expense, net interest expense and income taxes           28,858          26,874          21,285
                                                                            -------------- ---------------- --------------
              Consolidated earnings from operations before depreciation
                and amortization expense, net interest expense and
                income taxes                                                    147,859         132,841         121,465
         Less depreciation and amortization expense                              74,126          62,871          52,767
         Add loss on termination of capital lease and early extinguishment
           of debt                                                                2,797           6,136             ---
                                                                            -------------- ---------------- --------------
              Consolidated operating income                                      76,530          76,106          68,698
         Less other expense, net                                                 39,695          37,391          42,538
                                                                            -------------- ---------------- --------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $     36,835          38,715          26,160
                                                                            ============== ================ ==============

       A reconciliation of reportable segment operating income to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Years ended December 31,                                                 2005            2004           2003
                                                                            --------------- --------------- --------------
         Reportable segment operating income                               $    121,091         109,918         101,594
         Less All Other operating loss                                           44,561          33,812          32,896
                                                                            --------------- --------------- --------------
              Consolidated operating income                                      76,530          76,106          68,698
         Less other expense, net                                                 39,695          37,391          42,538
                                                                            --------------- --------------- --------------
              Consolidated net income before income taxes and cumulative
                effect of a change in accounting principle                 $     36,835          38,715          26,160
                                                                            =============== =============== ==============

       We earn revenues included in the long-distance services segment from MCI, a major customer. We earned revenues from MCI, net of discounts, of approximately $85,396,000, $81,741,000 and $81,996,000 for the years ended December 31, 2005, 2004 and 2003, respectively. As a percentage of total revenues, MCI revenues, net of amounts earned from the third party obligor, totaled 19.3%, 19.2% and 21.0% for the years ended December 31, 2005, 2004 and 2003, respectively.

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

                                      134                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       After settlement, we began reducing the MCI credit as we utilized it for services otherwise payable to MCI. We have accounted for our use of the MCI credit as a gain contingency, and, accordingly, are recognizing a reduction of bad debt expense as services are provided by MCI and the credit is realized. During the years ended December 31, 2005, 2004 and 2003 we realized approximately $3.3 million, $4.2 million, $2.8 million, respectively, of the MCI credit against amounts payable for services received from MCI.

       The remaining unused MCI credit totaled $370,000 and $3.7 million at December 31, 2005 and 2004, respectively. The credit balance is not recorded on the Consolidated Balance Sheet as we are recognizing recovery of bad debt expense as the credit is realized.

       In the fourth quarter of 2005 we recognized a decrease in Cost of Goods Sold (exclusive of depreciation and amortization shown separately) upon the receipt of $9.1 million from the settlement of four separate claims with AT&T Corp. and AT&T Alascom, Inc. pursuant to a master agreement.

(13)   Restructuring Charge
       On August 22, 2005 we committed to a reorganization plan to more efficiently meet the demands of technological and product convergence by realigning along customer lines rather than product lines. The reorganization plan included integration of several functions resulting in the layoff of 76 employees by November 30, 2005. The reorganization was completed and became effective on January 1, 2006. Beginning January 1, 2006 we will be reorganized under Consumer, Commercial, Network Access and Managed Broadband segments, replacing the Long-distance, Cable, Local Access and Internet services segments.

       Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Our estimate of the total costs to be incurred under this plan is $2.1 million of which $2.0 million has been recognized as a liability for one-time termination benefits in accordance with SFAS No. 146 during the year ended December 31, 2005. The following table sets forth the restructuring charges by segment during the year ended December 31, 2005 (amounts in thousands):

                                                     Reportable Segments
                                 -------------------------------------------------------------
                                    Long-                   Local                    Total
                                   Distance     Cable       Access     Internet    Reportable
                                   Services    Services    Services    Services     Segments     All Other    Total
                                 ----------- ----------- ----------- ----------- -------------- ---------- ----------
Estimated total restructuring
  charges to be incurred        $    658         302         194         152          1,306         782       2,088
                                 =========== =========== =========== =========== ============== ========== ==========
Total restructuring charges
  recognized  at December 31,
  2005                          $    584         302         194         152          1,232         735       1,967
                                 =========== =========== =========== =========== ============== ========== ==========

       Following is a reconciliation of our beginning and ending liability related to the reorganization plan at December 31, 2005 (amounts in thousands):

                    Balance at December 31, 2004                 $    ---
                    Restructuring charge incurred                   1,967
                    Cash paid                                      (1,554)
                    Non-cash charges                                 (282)
                                                                  --------
                         Balance at December 31, 2005            $    131
                                                                  ========

                                      135                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

 (14)  Financial Instruments

       Fair Value of Financial Instruments
       The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2005 and 2004 the fair values of cash and cash equivalents, net receivables, current portion of notes receivable from related parties, current maturities of capital lease obligations and long-term debt, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, subscriber deposits, and due to related party approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at December 31, 2005 and 2004 follow (amounts in thousands):

                                                                            2005                        2004
                                                                --------------------------- ---------------------------
                                                                  Carrying       Fair          Carrying       Fair
                                                                   Amount        Value          Amount        Value
                                                                --------------------------- ---------------------------
          Notes receivable with related parties                $    2,544        2,544           3,345        3,345
          Long-term debt and capital lease obligations         $  474,743      475,325         470,391      474,422
          Other liabilities                                    $    8,657        8,515           8,108        8,108

       The following methods and assumptions were used to estimate fair values:

           Notes receivable from related parties: Substantially all of the carrying value of the long-term portion of notes receivable from related parties is estimated to approximate fair value because these instruments are subject to variable interest rates.

           Long-term debt and capital lease obligations: The fair value of our Senior Notes is estimated based on the quoted market price for the same issue. The fair value of our Amended Senior Credit Facility and Satellite Transponder Capacity Capital Lease obligation is estimated to approximate the carrying value because these instruments are subject to variable interest rates. The fair value of our capital lease due to related party is estimated based upon the discounted amount of future cash flows using our current incremental rate of borrowing on our Amended Senior Credit Facility.

           Other Liabilities: Deferred compensation liabilities have no defined maturity dates therefore the fair value is the amount payable on demand as of the balance sheet date. Asset retirement obligations are recorded at their fair value and, over time, the liability is accreted to its present value each period. Lease escalation liabilities are valued at the discounted amount of future cash flows using the Amended Senior Credit Facility interest rate at December 31, 2005.

       Derivative Instruments and Hedging Activities
       Effective September 21, 2001, we entered into an interest rate swap agreement to convert $25.0 million of variable interest rate debt equal to the 90 day LIBOR rate plus 334 basis points to 3.98% fixed rate debt plus applicable margins. Terms of the interest rate swap mirrored the underlying variable rate debt, except the interest rate swap terminated on September 21, 2004. We entered into the transaction to help insulate us from future increases in interest rates. Under SFAS No. 133, the interest rate swap was accounted for as a cash flow hedge. The change in the fair value of the interest rate swap net of income taxes was recorded as an increase or decrease in Accumulated Other Comprehensive Loss in the Consolidated Statements of Stockholder's Equity. The associated cost was recognized in Interest Expense in the Consolidated Statements of Operations. During the years ended December 31, 2004 and 2003 we recognized approximately $526,000 and $681,000, respectively, in incremental interest expense resulting from this transaction.

                                      136                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

(15)   Related Party Transactions

       MCI
       MCI was a related party through December 7, 2004 and during the year ended December 31, 2003. In December 2004 on GCI's behalf we repurchased from MCI 3,751,509 shares of GCI's Class A common stock after which MCI no longer qualifies as a related party. We earned revenues from MCI, net of discounts, of approximately $81,741,000 and $81,996,000 for the years ended December 31, 2004 and 2003, respectively. As a percentage of total revenues, MCI revenues totaled 19.2% and 21.0% for the years ended December 31, 2004 and 2003, respectively.

       We paid MCI to distribute our traffic in the contiguous 48 states and Hawaii approximately $4,174,000 and $4,570,000 for the years ended December 31, 2004 and 2003, respectively.

       Other
       GCI is a related party due to its 100% ownership of our Class A common stock. We pay the dividends on GCI's preferred stock. During the year ended December 31, 2005 we funded the redemption of GCI's Series B preferred stock and the buyback program of GCI's common stock. During the year ended December 31, 2004 we funded the redemption of GCI's Series C preferred stock, the purchase of MCI's 3,751,509 shares of GCI's Class A common stock, and the buyback program of GCI's common stock. During the years ended December 31, 2005, 2004 and 2003 we paid GCI's preferred stock dividends of $212,000, $1,637,000 and $2,036,000, respectively. During the year ended December 31, 2005 we paid $16.1 million to repurchase GCI's common stock and $6.6 million to redeem GCI's Series B preferred stock. During the year ended December 31, 2004 we paid $31.3 million, $10.0 million, and $2.4 million to purchase MCI's ownership of GCI's Class A common stock, to redeem GCI's Series C preferred stock, and to repurchase GCI's common stock, respectively.

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

       In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and CEO. The lease was amended effective January 1, 2002 and February 25, 2005. The lease is month-to-month and may be terminated at any time upon one hundred and twenty days written notice. The monthly lease rate is $75,000. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, all of which are exercisable. We paid a deposit of $1.5 million in connection with the lease. The deposit will be repaid to us upon the earlier of six months after the agreement terminates, or nine months after the date of a termination notice. The lessor may sell to us the stock arising from the exercise of the stock option or surrender the right to purchase all or a portion of the stock option to repay the deposit, if allowed by our debt instruments in effect at such time.

(16)   Commitments and Contingencies

       Leases
       Operating Leases as Lessee. We lease business offices, have entered into site lease agreements and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements. Rental costs, including immaterial amounts of contingent rent expense, under such arrangements amounted to approximately $31,951,000, $30,635,000 and $25,221,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

                                      137                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       Capital Leases
       In August 2005 we used proceeds from our Amended Senior Credit Facility to pay off our Satellite Transponder Capacity Capital Lease. Outstanding principal of $35.8 million was repaid and we incurred a $2.8 million charge due to the early termination of the capital lease which is classified as Loss on Early Extinguishment of Capital Lease during the year ended December 31, 2005 on our Consolidated Statements of Operations.

       We entered into a long-term capital lease agreement in 1991 with the wife of our President and CEO for property occupied by us as further described in note 15.

       A summary of future minimum lease payments for all leases follows (amounts in thousands):

           Years ending December 31:                                           Operating      Capital
                                                                              ------------ -------------
             2006                                                            $   19,359         252
             2007                                                                12,685         258
             2008                                                                11,569         258
             2009                                                                 9,089         258
             2010                                                                 6,786         258
             2011 and thereafter                                                 20,044         194
                                                                              ------------ -------------
               Total minimum lease payments                                  $   79,532       1,478
                                                                              ============
               Less amount representing interest                                               (806)
               Less current maturity of obligations under capital leases                        (44)
                                                                                           -------------
                   Long-term obligations under capital leases, due to
                      related party, excluding current maturity                           $     628
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

       Telecommunication Services Agreements Agreement and Capacity Leases
       We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer. The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year with a total outstanding commitment of $138.1 million at December 31, 2005. On March 24, 2005, the lessee announced that they had signed a contract with a competitor to build a microwave system to run parallel with our fiber optic cable system. The lessee may utilize the microwave system in place of or in addition to our fiber optic cable system. We have received notice from the lessee of their intent to amend our agreement. We have agreed with the lessee that the agreement may be canceled by either party with 60 days written notice.

       We lease portions of our fiber optic system capacity to certain customers. The operating lease agreements have term commitments that expire in 2006 through 2010.

                                      138                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       A summary of minimum future service revenues, assuming the agreement for a portion of our 800-mile fiber optic system capacity is not terminated pursuant to contract provisions, follows (amounts in thousands):

              Years ending December 31,
                2006                                          $   24,776
                2007                                              21,174
                2008                                              20,214
                2009                                              17,634
                2010                                              15,054
                2011 and thereafter                               72,076
                                                               ------------
                  Total minimum future service revenues       $  170,928
                                                               ============

       The operating leases do not include contingent lease revenue.
       Letters of Credit
       We have letters of credit totaling $5.5 million outstanding under our Amended Senior Credit Facility as follows:

       o $3.0 million to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska,
       o $2.4 million to meet obligations associated with our insurance arrangements, and
       o   $100,000 to secure right of way access.

       Digital Local Phone Service ("DLPS") Equipment Purchase Commitment
       To ensure the necessary equipment is available to us to provision DLPS service delivery, we have entered into an agreement to purchase a certain number of outdoor, network powered multi-media adapters and other vendor equipment. The agreement has a remaining outstanding commitment at December 31, 2005 of $6.9 million of which approximately $3.8 million, $2.7 million, and $400,000 are expected to be paid during the years ended December 31, 2006, 2007 and 2008, respectively.

       Alaska Airline Miles Agreement
       In August 2003 we entered into an agreement with Alaska Airlines, Inc. to offer our residential and business customers who make qualifying purchases from us the opportunity to accrue mileage awards in the Alaska Airlines Mileage Plan. The agreement as amended requires the purchase of Alaska Airlines miles during the year ended December 31, 2005 and in future years. The agreement has a remaining commitment at December 31, 2005 totaling approximately $10.8 million.

       Deferred Compensation Plan
       During 1995, we adopted a non-qualified, unfunded deferred compensation plan to provide a means by which certain employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. We may contribute matching deferrals at a rate selected by us. Participants immediately vest in all elective deferrals and all income and gain attributable thereto. Matching contributions and all income and gain attributable thereto vest over a six-year period. Participants may elect to be paid in either a single lump sum payment or annual installments over a period not to exceed 10 years. Vested balances are payable upon termination of employment, unforeseen emergencies, death and total disability. Participants are general creditors of us with respect to deferred compensation plan benefits. Compensation deferred pursuant to the plan totaled approximately $37,000, $37,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

                                      139                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       Performance Based Incentive Compensation Plan
       During 2003 we adopted and in 2005 we amended a non-qualified, performance based incentive compensation plan. The amended incentive compensation plan provides additional compensation to certain officers and key employees based upon the Company's achievement of specified financial performance goals. The Compensation Committee of GCI's Board of Directors establishes goals on which executive officers are compensated, and management establishes the goals for other covered employees. The amended incentive compensation plan goals were met as of December 31, 2005. We expect to pay awards in cash or by GCI's issuance of its Class A common stock by December 31, 2006. Under this plan we recognized expenses of $1.2 million, $673,000 and $672,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

       Guaranteed Service Levels
       Certain customers have guaranteed levels of service with varying terms. In the event we are unable to provide the minimum service levels we may incur penalties or issue credits to customers.

       Self-Insurance
       We are self-insured for losses and liabilities related primarily to health and welfare claims up to $150,000 per incident and $1.0 million per lifetime per beneficiary above which third party insurance applies. A reserve of $1.1 million and $2.0 million was recorded at December 31, 2005 and 2004, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for investigating and settling claims. We are self-insured for losses and liabilities related to workers' compensation claims up to $500,000 above which third party insurance applies. A reserve of $119,000 and $122,000 was recorded at December 31, 2005 and 2004, respectively, to cover estimated reported losses and estimated expenses for investigating and settling claims. Actual losses will vary from the recorded reserves. While we use what we believe is pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

       We are self-insured for damage or loss to certain of our transmission facilities, including our buried, under sea, and above-ground transmission lines. If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

       Anchorage Unbundled Network Elements Arbitration
       On June 25, 2004, the Regulatory Commission of Alaska ("RCA") issued a comprehensive decision setting forth new rates for unbundled network elements, resale, and terms and conditions for interconnection in the Anchorage arbitration. Significantly, the RCA raised the loop rate in Anchorage to $19.15 but subsequently reduced the loop rate on reconsideration to $18.64. The RCA also issued other various arbitration rulings adverse to us, including adopting Alaska Communications Systems Group, Inc.'s ("ACS") non-recurring and collocation cost models. On December 7, 2004, the Commission issued a final order approving an interconnection agreement. We have appealed various Commission arbitration rulings. On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from the requirement that it provide access to unbundled network elements, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. We filed our opposition on January 9, 2006, and replies are due on February 23, 2006. The FCC is required under statute to issue a decision by September 30, 2006, or on its own motion, in an additional 90 days. If a decision is not issued within the required timeframe, the petition is deemed granted. The ability to obtain unbundled network elements is an important element of our local exchange and exchange access services business, and the outcome of this proceeding could result in a change in our ability to access segments of the Anchorage market via the facilities of the ILEC and the cost of doing so. We cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision.

                                      140                            (Continued)

                                    GCI, INC.
                   Notes to Consolidated Financial Statements

       Cable Service Rate Reregulation
       Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system's subscribers request such regulation by filing a petition with the RCA. At December 31, 2005, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. (The Juneau system serves 7.2% of our total basic service subscribers at December 31, 2005.) A cable rate increase in the Juneau system effective February 1, 2003, did not affect basic programming service and therefore did not require RCA approval.

       Litigation and Disputes
       We are routinely involved in various lawsuits, billing disputes, legal proceedings and regulatory matters that have arisen in the normal course of business.

(17)   Subsequent Event
       GCI agreed to invest approximately $29.5 million in exchange for a majority equity interest in Alaska DigiTel, a small Alaska PCS provider. The existing owners will retain a minority ownership interest and voting control of Alaska DigiTel. The exact percentage and dollar amounts for GCI's interest in Alaska DigiTel will vary in proportion to the amount the existing owners elect to retain, but GCI expects to own between 75% and 85% after completion of the transaction. The transaction is based on a post closing enterprise valuation of $37.0 million for Alaska DigiTel. On GCI's behalf we will fund the Alaska DigiTel transaction from cash on hand, by drawing down additional debt, or a combination of the two. Matanuska Telephone Association filed a petition with the FCC against GCI's application in February 2006. The Alaska DigiTel transaction requires certain regulatory approvals and we are uncertain when it will close.

Item 15(b).  Exhibits

       Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

         Exhibit No.                                               Description
       ----------------------------------------------------------------------------------------------------------------------
          3.1              Articles of Incorporation of the Registrant (18)
          3.2              Bylaws of the Registrant (18)
          10.3             Westin Building Lease (5)
          10.4             Duncan and Hughes Deferred Bonus Agreements (6)
          10.5             Compensation Agreement between General Communication, Inc. and William C. Behnke dated January
                              1, 1997 (19)
          10.6             Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (3)
          10.13            MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication,
                              Inc. dated January 1, 1993 (8)
          10.14            Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and
                              General Communication, Inc. dated January 1, 1993 (8)
          10.15            Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated
                              August 13, 1993 (9)
          10.16            Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated
                              August 13, 1993 (9)
          10.17            Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13,
                              1993 (9)
          10.20            The GCI Special Non-Qualified Deferred Compensation Plan (11)
          10.21            Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI
                              Communication Corp. (11)
          10.25            Licenses: (5)
          10.25.1             214 Authorization
          10.25.2             International Resale Authorization
          10.25.3             Digital Electronic Message Service Authorization
          10.25.11            Certificate of Convenience and Public Necessity - Telecommunications Service (Local
                                 Exchange) dated July 7, 2000  *
          10.26            ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage,
                              executed January 15, 1997 (18)
          10.29            Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (12)
          10.30            Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska
                              Cablevision, Inc. (12)
          10.31            Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock
                              Homer Cable System, J.V. (12)
          10.32            Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and
                              McCaw/Rock Seward Cable System, J.V. (12)
          10.33            Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among
                              General Communication, Inc., and the Prime Sellers Agent (13)
          10.34            First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General
                              Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
          10.36            Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order
                              U-96-89(8) dated January 14, 1997 (18)
          10.37            Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)
          10.38            Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
          10.39            MCI Carrier Addendum--MCI 800 DAL Service effective February 1, 1994 (16)
          10.40            Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)

         Exhibit No.                                               Description
       ----------------------------------------------------------------------------------------------------------------------
          10.41            Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (16)
          10.42            Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (18)
          10.43            Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (16)
          10.44            Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (20)
          10.45            First Amendment to Contract for Alaska Access Services between General Communication, Inc.
                              and MCI Telecommunications Corporation dated April 1, 1996 (20)
          10.46            Service Mark License Agreement between MCI Communications Corporation and General
                              Communication, Inc. dated April 13, 1994 (19)
          10.47            Radio Station Authorization (Personal Communications Service License), Issue Date June
                              23, 1995 (19)
          10.50            Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc.
                              and GCI Network Systems dated April 1, 1992 (20)
          10.51            Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August
                              1, 1996 (20)
          10.52            Lease Agreement dated September 30, 1991 between RDB Company and General Communication,
                              Inc. (3)
          10.54            Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated
                              September 23, 1996 (19)
          10.55            Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (19)
          10.58            Employment and Deferred Compensation Agreement between General Communication, Inc. and
                              John M. Lowber dated July 1992 (19)
          10.59            Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated
                              August 15, 1994 (19)
          10.60            Transponder Lease Agreement between General Communication Incorporated and Hughes
                              Communications Satellite Services, Inc., executed August 8, 1989 (9)
          10.61            Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and
                              Hughes Communications Galaxy, Inc. dated August 24, 1995 (19)
          10.62            Order Approving Application, Subject to Conditions; Requiring Filing; and Approving
                              Proposed Tariff on an Inception Basis, dated February 4, 1997 (19)
          10.66            Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp.
                              dated as of July 11, 1997. (23)
          10.67            Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership
                              Contract Variation No. 1 dated as of December 1, 1997. (23)
          10.71            Third Amendment to Contract for Alaska Access Services between General Communication,
                              Inc. and MCI Telecommunications Corporation dated February 27, 1998 (25)
          10.80            Fourth Amendment to Contract for Alaska Access Services between General Communication,
                              Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (27)
          10.89            Fifth Amendment to Contract for Alaska Access Services between General Communication,
                              Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                              Services, Inc., formerly known as MCI Telecommunications Corporation dated August 7,
                              2000 # (31)
          10.90            Sixth Amendment to Contract for Alaska Access Services between General Communication,
                              Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                              Services, Inc., formerly known as MCI Telecommunications Corporation dated February
                              14, 2001 # (31)
          10.91            Seventh Amendment to Contract for Alaska Access Services between General Communication,
                              Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                              Services, Inc., formerly known as MCI Telecommunications Corporation dated March 8,
                              2001 # (31)

         Exhibit No.                                               Description
       ----------------------------------------------------------------------------------------------------------------------
          10.100           Contract for Alaska Access Services between Sprint Communications Company L.P. and
                              General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp.
                              dated March 12, 2002 # (35)
          10.102           First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI
                              Communication Corp. as successor in interest to General Communication, Inc. (37)
          10.103           Agreement and plan of merger of GCI American Cablesystems, Inc. a Delaware corporation and GCI Cablesystems of Alaska, Inc. an Alaska corporation each with and into GCI
                              Cable, Inc. an Alaska corporation, adopted as of December 10, 2002  (37)
          10.104           Articles of merger between GCI Cablesystems of Alaska, Inc. and GCI Cable, Inc., adopted as of December 10, 2002  (37)
          10.105           Aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560
                              Company, Inc., an Alaska corporation, dated as of January 22, 2001 (37)
          10.106           First amendment to aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 8,
                              2002  (37)
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
                              (39)
          10.112           Waiver letter agreement dated as of February 13, 2004 for Credit, Guaranty, Security and
                              Pledge Agreement  (41)
          10.113           Indenture dated as of February 17, 2004 between GCI, Inc. and The Bank of New York, as trustee  (41)
          10.114           Registration Rights Agreement dated as of February 17, 2004, among GCI, Inc.,  and
                              Deutsche Bank Securities Inc., Jefferies & Company, Inc., Credit Lyonnais Securities
                              (USA), Inc., Blaylock & Partners, L.P., Ferris, Baker Watts, Incorporated, and TD
                              Securities (USA), Inc., as Initial Purchasers (41)
          10.121           First amendment to contract for Alaska Access Services between Sprint Communications
                              Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI
                              Communication Corp. dated July 24, 2002 # (43)
          10.122           Second amendment to contract for Alaska Access Services between Sprint Communications
                              Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI
                              Communication Corp. dated December 31, 2003 (43)
          10.123           Third amendment to contract for Alaska Access Services between Sprint Communications
                              Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI
                              Communication Corp. dated February 19, 2004  (43)
          10.124           Fourth amendment to contract for Alaska Access Services between Sprint Communications
                              Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI
                              Communication Corp. dated June 30, 2004 # (43)

         Exhibit No.                                               Description
       ----------------------------------------------------------------------------------------------------------------------
          10.126           Audit Committee Charter (as revised by the board of directors of General Communication,
                              Inc. effective as of February 3, 2005)  (46)
          10.127           Nominating and Corporate Governance Committee Charter (as revised by the board of directors of General Communication, Inc. effective as of February 3, 2005)  (46)
          10.128           Fifth amendment to contract for Alaska Access Services between Sprint Communications
                              Company L.P. and General Communication, Inc. and its wholly owned subsidiary GCI
                              Communication Corp. dated January 22, 2005 # (46)
          10.129           Ninth Amendment to Contract for Alaska Access Services between General Communication,
                              Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom Network
                              Services, Inc. # (47)
          10.130           Amended and Restated Credit Agreement among GCI Holdings, Inc. and Calyon New York
                              Branch as Administrative Agent, Sole Lead Arranger, and Co-Bookrunner, The Initial
                              Lenders and Initial Issuing Bank Named Herein as Initial Lenders and Initial Issuing
                              Bank, General Electric Capital Corporation as Syndication Agent, and Union Bank of
                              California, N.A., CoBank, ACB, CIT Lending Services Corporation and Wells Fargo Bank,
                              N.A. as Co-Documentation Agents, dated as of August 31, 2005  (47)
          10.131           Amended and Restated 1986 Stock Option Plan of General Communication, Inc. as of June 7,
                              2005  (47)
          10.132           Amendment #1 to $150 Million EBITDA Incentive Program dated December 30, 2005 *
          10.133           Memorandum of Understanding dated effective as of December 4, 2005 setting forth the principal terms and conditions of transactions proposed to be consummated among Alaska
                              DigiTel, LLC, an Alaska limited liability company, all of the members of Denali PCS, LLC, an Alaska limited liability company, and General Communication, Inc., an Alaska corporation # *

          14               Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (42)
          21.1             Subsidiaries of the Registrant  *
          31               Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
          32               Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002 *
          99               Additional Exhibits:
          99.1                The Articles of Incorporation of GCI Communication Corp. (2)
          99.2                The Bylaws of GCI Communication Corp. (2)
          99.7                The Bylaws of GCI Cable, Inc. (14)
          99.8                The Articles of Incorporation of GCI Cable, Inc. (14)
          99.15               The Bylaws of GCI Holdings, Inc.  (19)
          99.16               The Articles of Incorporation of GCI Holdings, Inc.  (19)
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

         Exhibit No.                                               Description
       ----------------------------------------------------------------------------------------------------------------------
          99.32               The Bylaws of GCI Cablesystems of Alaska, Inc. (34)
          99.33               The Articles of Incorporation of GCI Cablesystems of Alaska, Inc. (34)
          99.34               The Bylaws of GCI Fiber Communication, Co., Inc. (34)
          99.35               The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (34)
          99.37               The Articles of Incorporation of Wok 1, Inc. (38)
          99.38               The Bylaws of Wok 1, Inc. (38)
          99.39               The Articles of Incorporation of Wok 2, Inc. (38)
          99.40               The Bylaws of Wok 2, Inc. (38)

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

         Exhibit
        Reference                                         Description
      ------------------------------------------------------------------------------------------------------------------
            24           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
            25           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1998.
            26           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
            27           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
            28           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999.
            29           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
            30           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2000.
            31           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.
            32           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
            33           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
            34           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2001.
            35           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
            36           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.
            37           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2002.
            38           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
            39           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
            40           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003.
            41           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2003.
            42           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004.
            43           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
            44           Incorporated by reference to GCI's Annual Definitive Proxy Statement on Form 14A
                            filed on April 30, 2004.
            45           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2004.
            46           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005.
            47           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GCI, INC.

                                       By: /s/ Ronald A. Duncan
                                          ---------------------------------
                                           Ronald A. Duncan, President
                                           (Chief Executive Officer)
Date:      March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                Signature                                        Title                                 Date
-------------------------------------       ------------------------------------------       -------------------
/s/ Ronald A. Duncan                        President and Director                              March 14, 2006
-------------------------------------       (Principal Executive Officer)                    -------------------
Ronald A. Duncan

/s/ G. Wilson Hughes                        Vice President and Director                         March 14, 2006
-------------------------------------                                                        -------------------
G. Wilson Hughes

/s/ John M. Lowber                          Secretary, Treasurer and Director                   March 14, 2006
-------------------------------------       (Principal Financial and Accounting              -------------------
John M. Lowber                              Officer)