Form 10-Q
period 2006-03-31
GCI INC
filed 2006-05-12
CIK 75679

As filed with the Securities and Exchange Commission on May 12, 2006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes   No X .

                                                GCI, INC.
                          A WHOLLY OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
                                                FORM 10-Q
                                  FOR THE QUARTER ENDED MARCH 31, 2006

                                             TABLE OF CONTENTS
                                                                                                       Page No.
                                                                                                       --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Financial Statements
                    Consolidated Balance Sheets as of March 31, 2006
                       (unaudited) and December 31, 2005..................................................4

                    Consolidated Statements of Operations for the
                       three months ended March 31, 2006 (unaudited)
                       and 2005 (unaudited)...............................................................6

                    Consolidated Statements of Stockholder's Equity
                       for the three months ended March 31, 2006
                       (unaudited) and 2005 (unaudited)...................................................7

                    Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2006 (unaudited)
                       and 2005 (unaudited)...............................................................8

                    Notes to Interim Condensed Consolidated Financial
                       Statements (unaudited).............................................................9

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................24

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................................................43

         Item 4.    Controls and Procedures...............................................................43

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.....................................................................44

         Item 6.    Exhibits..............................................................................45

         Other items are omitted, as they are not applicable.

SIGNATURES................................................................................................46

            Cautionary Statement Regarding Forward-Looking Statements


You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission ("SEC"). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "project," or "continue" or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Such risks, uncertainties and other factors include but are not limited to those identified under "Risk Factors" in our December 31, 2005 annual report on Form 10-K, including in conjunction with the forward-looking statements included in this Quarterly Report.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                   GCI, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)                                                                             (Unaudited)
                                                                                                    March 31,       December 31,
                            ASSETS                                                                    2006              2005
------------------------------------------------------------------------------------------    ------------------- ----------------
Current assets:
  Cash and cash equivalents                                                                  $       40,031            44,362
                                                                                              ------------------- ----------------

  Receivables                                                                                        82,598            78,279
  Less allowance for doubtful receivables                                                             5,891             5,317
                                                                                              ------------------- ----------------
     Net receivables                                                                                 76,707            72,962

  Deferred income taxes, net                                                                         17,485            19,596
  Prepaid expenses                                                                                    6,933             8,347
  Notes receivable from related parties                                                               3,484               922
  Inventories                                                                                         3,135             1,556
  Property held for sale                                                                              2,314             2,312
  Other current assets                                                                                2,540             2,572
                                                                                              ------------------- ----------------
     Total current assets                                                                           152,629           152,629
                                                                                              ------------------- ----------------

Property and equipment in service, net of depreciation                                              440,814           453,008
Construction in progress                                                                             15,690             8,337
                                                                                              ------------------- ----------------
     Net property and equipment                                                                     456,504           461,345
                                                                                              ------------------- ----------------

Cable certificates                                                                                  191,565           191,565
Goodwill                                                                                             42,181            42,181
Other intangible assets, net of amortization                                                          6,274             6,201
Deferred loan and senior notes costs, net of amortization of $1,702 and $1,451 at March
  31, 2006 and December 31, 2005, respectively                                                        7,760             8,011
Notes receivable from related parties                                                                    90             2,544
Other assets                                                                                         11,427             9,299
                                                                                              ------------------- ----------------
     Total other assets                                                                             259,297           259,801
                                                                                              ------------------- ----------------
       Total assets                                                                          $      868,430           873,775
                                                                                              =================== ================

See accompanying notes to interim condensed consolidated financial statements.

                                       4                             (Continued)

                                                      GCI, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (Continued)

(Amounts in thousands)                                                                             (Unaudited)
                                                                                                    March 31,       December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                                  2006              2005
------------------------------------------------------------------------------------------    ------------------ -----------------
Current liabilities:
  Current maturities of obligations under long-term debt and capital leases                  $        1,774             1,769
  Accounts payable                                                                                   22,401            23,217
  Deferred revenue                                                                                   16,104            16,439
  Accrued payroll and payroll related obligations                                                    14,757            17,925
  Accrued liabilities                                                                                 7,073             6,814
  Accrued interest                                                                                    2,919             9,588
  Subscriber deposits                                                                                   373               361
                                                                                              ------------------ -----------------
    Total current liabilities                                                                        65,401            76,113

Long-term debt                                                                                      473,800           474,115
Obligation under capital lease, excluding current maturity                                            1,160               ---
Obligation under capital lease due to related party, excluding current maturity                         613               628
Deferred income taxes, net of deferred income tax benefit                                            70,925            69,753
Other liabilities                                                                                    10,876             9,546
                                                                                              ------------------ -----------------
    Total liabilities                                                                               622,775           630,155
                                                                                              ------------------ -----------------

Stockholder's equity:
  Class A common stock (no par).  Authorized 10 shares; issued .01 shares
   at March 31, 2006 and December 31, 2005                                                          206,622           206,622
  Paid-in capital                                                                                    16,111            10,840
  Retained earnings                                                                                  22,922            26,158
                                                                                              ------------------ -----------------

    Total stockholder's equity                                                                      245,655           243,620
                                                                                              ------------------ -----------------
Commitments and contingencies
    Total liabilities and stockholder's equity                                               $      868,430           873,775
                                                                                              ================== =================

See accompanying notes to interim condensed consolidated financial statements.

                                         GCI, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
        (Amounts in thousands)                                                           2006          2005
                                                                                    ------------- -------------
        Revenues                                                                   $   112,822       106,510

        Cost of goods sold (exclusive of depreciation and amortization shown
          separately below)                                                             36,184        35,200
        Selling, general and administrative expenses                                    39,614        37,180
        Bad debt expense (recovery)                                                        501          (353)
        Depreciation and amortization expense                                           20,161        17,705
                                                                                    ------------- -------------
             Operating income                                                           16,362        16,778
                                                                                    ------------- -------------

        Other income (expense):
           Interest expense                                                             (8,554)       (8,331)
           Amortization of loan and senior notes fees                                     (251)         (483)
           Interest income                                                                 157           179
           Other                                                                          (113)          ---
                                                                                    ------------- -------------
             Other expense, net                                                         (8,761)       (8,635)
                                                                                    ------------- -------------

             Net income before income taxes and cumulative effect of a change
               in accounting principle                                                   7,601         8,143

        Income tax expense                                                               3,679         3,480
                                                                                    ------------- -------------
             Net income before cumulative effect of a change in accounting
               principle                                                                 3,922         4,663

        Cumulative effect of a change in accounting principle, net of income
           tax benefit of $425                                                            (608)          ---
                                                                                    ------------- -------------
             Net income                                                            $     3,314         4,663
                                                                                    ============= =============
        See accompanying notes to interim condensed consolidated financial statements.

                                                 GCI, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                         THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                                         (Unaudited)
                                                        Shares of
                                                         Class A     Class A
                                                         Common      Common        Paid-in    Retained
(Amounts in thousands, except share amounts)              Stock       Stock        Capital    Earnings      Total
                                                       ------------------------------------------------------------
Balances at December 31, 2004                              100      $ 206,622        5,677     16,305      228,604
Net income                                                 ---            ---          ---      4,663        4,663
Net distribution to General Communication, Inc.            ---            ---       (2,030)       ---       (2,030)
                                                       ------------------------------------------------------------
  Balances at March 31, 2005                               100      $ 206,622        3,647     20,968      231,237
                                                       ============================================================

Balances at December 31, 2005                              100      $ 206,622       10,840     26,158      243,620
Net income                                                 ---            ---          ---      3,314        3,314
Distribution to General Communication, Inc.                ---            ---          ---     (6,550)      (6,550)
Contribution from General Communication, Inc.              ---            ---        5,271        ---        5,271
                                                       ------------------------------------------------------------
   Balances at March 31, 2006                              100      $ 206,622       16,111     22,922      245,655
                                                       ============================================================

                                                GCI, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                                     (Unaudited)

(Amounts in thousands)                                                                     2006              2005
                                                                                      --------------    -------------
Cash flows from operating activities:
   Net income                                                                        $     3,314             4,663
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization expense                                                20,161            17,705
     Deferred income tax expense                                                           3,676             3,480
     Share-based compensation expense                                                        678                48
     Cumulative effect of a change in accounting principle, net                              608               ---
     Bad debt expense (recovery), net of write-offs                                          574              (257)
     Amortization of loan and senior notes fees                                              251               483
     Deferred compensation                                                                    85               355
     Other noncash income and expense items                                                  (69)               54
     Change in operating assets and liabilities                                          (16,449)           (6,579)
                                                                                      --------------    -------------
       Net cash provided by operating activities                                          12,829            19,952
                                                                                      --------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment                                                   (13,687)          (24,414)
   Purchases of other assets and intangible assets                                        (1,231)           (1,445)
   Notes receivable issued to related parties                                                (50)              (13)
   Additions to property held for sale                                                        (2)              ---
                                                                                      --------------    -------------
       Net cash used in investing activities                                             (14,970)          (25,872)
                                                                                      --------------    -------------

Cash flows from financing activities:
   Net distribution to General Communication, Inc.                                        (1,766)           (2,140)
   Repayment of Senior Credit Facility                                                      (400)              ---
   Repayments of capital lease obligations                                                   (24)           (1,583)
   Payment of debt issuance costs                                                            ---               (43)
                                                                                      --------------    -------------
       Net cash used in financing activities                                              (2,190)           (3,766)
                                                                                      --------------    -------------
       Net decrease in cash and cash equivalents                                          (4,331)           (9,686)
       Cash and cash equivalents at beginning of period                                   44,362            31,452
                                                                                      --------------    -------------

       Cash and cash equivalents at end of period                                    $    40,031            21,766
                                                                                      ==============    =============

See accompanying notes to interim condensed consolidated financial statements.

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of GCI, Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

       (a)  Business
            We offer the following services:
             o Long-distance telephone service between Alaska and the remaining United States and foreign countries,
             o   Cable television services throughout Alaska,
             o Facilities-based competitive local access services in Anchorage, Fairbanks, and Juneau, Alaska,
             o   Internet access services,
             o Origination and termination of traffic in Alaska for certain common carriers,
             o   Private line and private network services,
             o   Managed services to certain commercial customers,
             o Broadband services, including our SchoolAccess(R) offering to rural school districts and a similar offering to rural hospitals and health clinics,
             o Sales and service of dedicated communications systems and related equipment,
             o Lease and sales of capacity on our fiber optic cable systems used in the transmission of interstate and intrastate private line, switched message long-distance and Internet services within Alaska and between Alaska and the remaining United States and foreign countries,
             o Distribution of white and yellow pages directories to residential and business customers in certain markets we serve and on-line directory products, and
             o Resale of wireless telephone services and sale of wireless telephone handsets and accessories.

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

       (d)  Asset Retirement Obligations
            Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at March 31, 2006 and 2005 (amounts in thousands):

                    Balance at December 31, 2004           $  2,971
                    Accretion expense for the three
                     months ended March 31, 2005                 49
                                                            --------
                         Balance at March 31, 2005         $  3,020
                                                            ========

                    Balance at December 31, 2005           $  3,210
                    Accretion expense for the three
                     months ended March 31, 2006                 43
                    Liability settled                            (2)
                                                            --------
                         Balance at March 31, 2006         $  3,251
                                                            ========

            Our asset retirement obligations are included in Other Liabilities.

       (e)  Share-based Payment Arrangements
            Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, and related interpretations, to account for share-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1986 Stock Option Plan ("Option Plan") and unvested stock options not issued pursuant to a plan that were outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded $678,000 of share-based compensation expense, net of estimated forfeitures, during the first quarter of 2006 as a result of our adoption of SFAS 123(R). See note 4 for information on the assumptions we used to calculate the fair value of share-based compensation.

                                      10                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

            Prior to January 1, 2006, we accounted for all of our stock option agreements in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of GCI's common stock on the grant date. Prior to our adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, as amended, we provided pro forma net income for each period as if we had applied the fair value method to measure share-based compensation expense.

            SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three months ended March 31, 2006, we did not record any excess tax benefit generated from stock option exercises since we are in a net operating loss position and the income tax deduction will not yet reduce income taxes payable.

            The table below shows the effect of adopting SFAS No. 123(R) on selected items and what those items would have been under previous guidance under APB No. 25 and SFAS No. 123 for the three months ended March 31, 2006 (in thousands):

                                                                                               Under APB          Under
                                                                              As Reported        No. 25          SFAS 123
                                                                            --------------- ---------------- ---------------
             Operating income                                              $     16,362          16,983           16,362
             Net income before income taxes and cumulative effect of a
               change in accounting principle                                     7,601           8,222            7,601
             Cumulative effect of a change in accounting principle,
               net of income tax benefit of $425                                   (608)            ---              ---
             Net income                                                           3,314           4,288            3,922
             Cash flow from operating activities (1)                             12,829          12,829           12,829
             Cash flow from financing activities (1)                                810             810              810

             ----------------
             (1) For the three months ended March 31, 2006, we did not record any excess tax benefit generated from stock option exercises since we are in a net operating loss position and the income tax deduction will not yet reduce income taxes payable.
             ----------------

            The table below summarizes the impact on our results of operations for the three months ended March 31, 2006 of outstanding stock options recognized under the provisions of SFAS 123(R) (in thousands):

                                                                                      2006
                                                                                   ---------
                Share-based employee compensation expense                         $    678
                Income tax benefit                                                     279
                                                                                   ---------
                   Net decrease in income                                         $    399
                                                                                   =========

                                      11                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             The following illustrates the effect on net income for the three months ended March 31, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123 (in thousands):

                                                                                      2005
                                                                                   ---------
                Net income, as reported                                           $  4,663
                 Total share-based employee compensation expense included in
                   reported net income, net of related tax effects                      27
                 Less share-based employee compensation expense determined
                   under the SFAS 123 fair value method, net of related tax
                   effects                                                            (511)
                                                                                   ---------
                     Pro forma net income                                         $  4,179
                                                                                   =========

       (f)  Income Taxes
            GCI, Inc., as a wholly-owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, all discussions regarding income taxes reflect the consolidated group's activity.

       (g)  Exchanges of Nonmonetary Assets
            The cost of a nonmonetary asset or service acquired in exchange for another nonmonetary asset or service is based upon the fair value of the asset surrendered to obtain it unless the fair value is not determinable, the exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange, or the exchange lacks commercial substance. If the exceptions apply we value the transaction using the recorded amount (after reduction, if appropriate, for an indicated impairment of value) of the nonmonetary asset or service relinquished. A gain or loss may be recognized on the exchange.

       (h)  Rental Costs Incurred During a Construction Period
            We recognize rental costs associated with ground or building operating leases that are incurred during a construction period as rental expense in income from continuing operations.

       (i)  Reporting of Accounting Changes and Error Corrections
            On January 1, 2006, we adopted SFAS 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

                                      12                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

        (j) Reclassifications
            Reclassifications have been made to the 2005 financial statements to make them comparable with the 2006 presentation.

(2) Consolidated Statements of Cash Flows Supplemental Disclosures Changes in operating assets and liabilities consist of (amounts in thousands):

             Three month periods ended March 31,                               2006           2005
                                                                           ------------   ------------
              (Increase) decrease in accounts receivable                  $   (4,319)         1,814
              (Increase) decrease in prepaid expenses                            (31)           144
              (Increase) decrease in inventories                              (1,579)           191
              Decrease in other current assets                                   177            693
              Decrease in accounts payable                                      (816)          (270)
              Decrease in deferred revenues                                     (335)          (373)
              Decrease in accrued payroll and payroll related
                 obligations                                                  (3,168)          (175)
              Decrease in due to related party                                   ---         (2,941)
              Increase (decrease) in accrued liabilities                         259           (306)
              Decrease in accrued interest                                    (6,669)        (5,847)
              Increase (decrease) in subscriber deposits                          12            (28)
              Increase in components of other long-term liabilities               20            519
                                                                           ------------   ------------
                                                                          $  (16,449)        (6,579)
                                                                           ============   ============

       We paid interest totaling approximately $15.2 million and $14.1 million during the three months ended March 31, 2006 and 2005, respectively.

       Income tax refunds received totaled $0 and $202,000 during the three months ended March 31, 2006 and 2005, respectively. We paid no income taxes during the three months ended March 31, 2006 and 2005.

       We recorded a net cumulative effect adjustment (expense) of $672,000 during the three months ended March 31, 2006 to recognize the effect of initially measuring share-based compensation liability instruments at fair value. We recorded a net cumulative effect adjustment (benefit) of $64,000 during the three months ended March 31, 2006 for share-based compensation instruments outstanding at December 31, 2005 for which the requisite service is not expected to be rendered.

       During the three months ended March 31, 2006 we financed a $1.2 million acquisition of a building through a capital lease obligation.

                                      13                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(3)    Intangible Assets
       There have been no events or circumstances that indicate the recoverability of the carrying amounts of indefinite-lived and definite-lived intangible assets has changed as of March 31, 2006. The remaining useful lives of our cable certificates and goodwill were evaluated as of March 31, 2006 and events and circumstances continue to support an indefinite useful life. We reviewed the useful lives assigned to our definite-lived intangible assets and believe the lives continue to be appropriate as of March 31, 2006.

       Cable certificates and goodwill are not allocated to a reportable segment but are included in the All Other category of our segment assets.

       Amortization expense for amortizable intangible assets was $388,000 and $292,000 during the three months ended March 31, 2006 and 2005, respectively.

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

                 Years Ending
                 December 31,
                --------------
                   2006       $ 1,284
                   2007         1,175
                   2008           946
                   2009           659
                   2010           149

(4)    Share-Based Compensation
       GCI's 1986 Stock Option Plan, as amended, provides for the grant of options for a maximum of 13.2 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. Substantially all stock options granted vest in equal installments over a period of five years, and expire ten years from the date of grant. New shares are issued when stock option agreements are exercised, unless the stock option agreements are settled in cash. Our share repurchase program on behalf of GCI as described in
       Part I, Item 2 below may include the purchase of shares issued pursuant to stock option agreement exercise transactions. We are unable to estimate the number of such shares we may purchase during the annual period beginning April 1, 2006.

       We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS 123. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into two groups of

                                      14                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       employees for valuation purposes, which is the same technique we previously used for pro forma disclosures under SFAS 123.

       We estimated the expected term of options granted by evaluating the vesting period of stock option awards, employee's past exercise and post-vesting employment departure behavior, and expected volatility of the price of the underlying shares.

       We estimated the expected volatility of GCI's common stock at the grant date using the historical volatility of its common stock over the most recent period equal to the expected stock option term and evaluated the extent to which available information indicated that future volatility may differ from historical volatility.

       Our risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. GCI has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, we assumed an expected dividend yield of zero.

       The following table shows our assumptions used to compute the share-based compensation expense and pro forma information for stock options granted during the three months ended March 31, 2006 and 2005:

                                                  2006              2005
                                             ---------------- -----------------
            Expected term (years)               4.6 - 5.5         4.7 - 5.1
            Volatility                            55.6%             45.5%
            Risk-free interest rate                4.8%              4.2%

       SFAS 123(R) requires us to measure share-based compensation liability instruments at fair value as of January 1, 2006. Previously, we measured those liability instruments at their intrinsic value determined as of their grant date. The transition impact of adopting SFAS No. 123(R) attributed to measuring such liability instruments at fair value totaled $1.1 million, net of income tax benefit of $469,000 and is reported as a component of the cumulative effect of change in accounting principle in the accompanying March 31, 2006 Consolidated Statement of Operations.

       Additionally, SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact of adopting SFAS No. 123(R), attributed to accruing for expected forfeitures on outstanding share-based awards, totaled $108,000, net of income tax expense of $44,000 and is reported as a component of the cumulative effect of change in accounting principle in the accompanying March 31, 2006 Consolidated Statement of Operations.

                                      15                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       The weighted average grant date fair value of options granted during the first quarter of 2006 and 2005 was $6.26 per share and $4.81 per share, respectively. The total fair value of options vesting during the first quarter of 2006 and 2005 was approximately $1.8 million and $2.4 million, respectively.

       Unrecognized share-based compensation expense was approximately $7.7 million as of March 31, 2006, relating to a total of 2.4 million unvested stock options. We expect to recognize this share-based compensation expense over a weighted average period of approximately 2.8 years.

       The following is a summary of our 1986 Stock Option Plan activity for the three months ended March 31, 2006:

                                                                                         Weighted Average
                                                                         Shares           Exercise Price
                                                                    ----------------    -----------------
                 Outstanding at December 31, 2005                      6,550,777

               Granted                                                    65,000              $10.94
               Exercised                                                (735,706)              $6.51
               Forfeited                                                 (45,300)              $9.03
                                                                    ----------------
                 Outstanding at March 31, 2006                         5,834,771               $7.39
                                                                    ================

                 Available for grant at March 31, 2006                 1,054,746
                                                                    ================

        The following is a summary of activity for stock options granted not pursuant to the 1986 Stock Option Plan for the three months ended March 31, 2006:

                                                                                        Weighted Average
                                                                         Shares          Exercise Price
                                                                    ----------------    -----------------
                 Outstanding at December 31, 2005 and March 31,
                    2006                                                 250,000               $6.50
                                                                    ================

                 Available for grant at March 31, 2006                       ---
                                                                    ================

                                      16                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       The following is a summary of all outstanding stock options at March 31, 2006:

                                                 Options Outstanding
          ---------------------------------------------------------------------------------------------------
                                                   Weighted Average
                                                      Remaining                                Aggregate
                Range of                           Contractual Life     Weighted Average    Intrinsic Value
            Exercise Prices           Shares           (years)           Exercise Price       (thousands)
          ---------------------------------------------------------------------------------------------------
               $3.11-$5.99            430,990            4.29                $4.74               $3,142
               $6.00-$6.04            645,830            5.62                $6.00               $3,894
               $6.05-$6.49             52,000            4.78                $6.13                 $307
               $6.50-$6.94          1,450,889            4.22                $6.50               $8,074
               $6.95-$7.24            314,634            3.00                $7.00               $1,532
               $7.25-$7.39          1,175,000            5.94                $7.25               $5,617
               $7.40-$8.49            723,108            6.11                $8.00               $2,912
               $8.50-$9.99            788,520            8.58                $9.40               $2,077
              $10.00-$11.94           502,800            9.12               $10.29                 $851
                 $11.95                 1,000           10.00               $11.95                  $23
          ---------------------------------------------------------------------------------------------------
              $3.11-$11.95          6,084,771            5.84                $7.36              $28,429
          ===================================================================================================

                                                    Options Vested
          ---------------------------------------------------------------------------------------------------
                                                   Weighted Average
                                                      Remaining                                Aggregate
                Range of                           Contractual Life     Weighted Average    Intrinsic Value
            Exercise Prices           Shares           (years)           Exercise Price       (thousands)
          ---------------------------------------------------------------------------------------------------
              $3.11-$5.99             378,990            3.99                $4.67               $2,789
              $6.00-$6.04             347,930            4.67                $6.00               $2,098
              $6.05-$6.49              51,000            4.74                $6.13                 $301
              $6.50-$6.94           1,291,289            3.86                $6.50               $7,192
              $6.95-$7.24             314,234            3.03                $7.00               $1,530
              $7.25-$7.39             599,995            5.89                $7.25               $2,868
              $7.40-$8.49             473,408            5.03                $7.80               $2,001
              $8.50-$9.99             132,733            6.94                $9.04                 $397
             $10.00-$11.94             55,100            7.30               $10.83                  $48
                 $11.95                   ---            5.25                 $---                  $19
          ---------------------------------------------------------------------------------------------------
              $3.11-$11.95          3,644,679            4.53                $6.75              $19,243
          ===================================================================================================

       The total intrinsic value, determined as of the date of exercise, of options exercised in the first quarter of 2006 and 2005 were $3.4 million and $0.2 million, respectively. We received $5.8 million and $262,000 in cash from stock option exercises in the first quarter of 2006 and 2005, respectively. We used cash to settle stock option agreements of $1.6 million and $0 in the first quarter of 2006 and 2005, respectively.

                                      17                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

(5)    Industry Segments Data
       Our reportable segments are business units that offer different products. The reportable segments are each managed separately and serve distinct types of customers.

       In the fourth quarter of 2005 we committed to a reorganization plan to more efficiently meet the demands of technological and product convergence by realigning along customer lines rather than product lines. Beginning January 1, 2006 our four reportable segments became Consumer, Network Access, Commercial and Managed Broadband, replacing the Long-distance, Cable, Local Access and Internet services segments.

       Reportable segment data and All Other Category data for the first quarter of 2005 have been reclassified for comparability purposes, as follows:

       o First quarter of 2005 revenue and cost of goods sold (exclusive of depreciation and amortization expense) ("Cost of Goods Sold") were reclassified to conform to the new segment organizational structure. A combination of specific identification and general allocations were employed to reclassify first quarter of 2005 balances. Allocated amounts were generally determined using segment revenue or customer counts derived from first quarter of 2006 segment data. We believe the first quarter of 2006 division of revenue and customers by segment is representative of the first quarter of 2005 customer composition for purposes of reclassifying first quarter of 2005 revenue and Cost of Goods Sold balances.

       o First quarter 2005 selling, general and administrative ("SG&A") expenses were reclassified to conform to the new segment organizational structure. A combination of specific and general allocations were employed to reclassify first quarter 2005 balances, as follows:

           o Certain SG&A expenses were directly charged to each new reportable segment during the first quarter of 2006. The amount of comparable SG&A directly charged to each segment during the first quarter of 2005 based upon our new organizational structure is not practicable to calculate. We believe the 2006 amounts are representative of the amounts allocable during the same period of 2005, and therefore allocated such amounts to each reportable segment in the first quarter of 2005.

           o The remaining SG&A expenses, consisting of corporate related expenses further described below, were allocated to each segment using the percentage of each segment's margin for the year ended December 31, 2004 to total margin for the same period.

       o First quarter 2005 bad debt recovery was reclassified to conform to the new segment organizational structure. A combination of specific identification and general allocations based upon segment revenue for the year ended December 31, 2005 were employed to reclassify first quarter 2005 bad debt recovery.

                                      18                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Depreciation and amortization expense for the three months ended March 31, 2005 is no longer allocated to reportable segments as our Chief Operating Decision Maker now evaluates each segments' performance based upon its earnings from operations before depreciation, amortization, net interest expense and income tax expense.

       A description of our four reportable segments follows:

          Consumer. We offer a full range of voice, video, data and wireless services to residential customers.

          Network Access. We offer a full range of voice and data services to common carrier customers.

          Commercial. We offer a full range of voice, video, data and wireless services to business and governmental customers.

          Managed Broadband. We offer data services to rural school districts, rural hospitals and health clinics through our SchoolAccess(R) and Rural Health initiatives.

       Corporate related expenses including engineering, operations and maintenance of our core network, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the first quarter of 2006 are allocated to our segments using segment margin for the year ended December 31, 2005. Bad debt expense for the first quarter of 2006 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the quarter ended March 31, 2006.

       We evaluate performance and allocate resources based on earnings from operations before depreciation and amortization expense, net interest expense and income tax expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2005 annual report on Form 10-K. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

       We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

                                      19                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Summarized financial information for our reportable segments for the three months ended March 31, 2006 and 2005 follows (amounts in thousands):

                                                                     Reportable Segments
                                             --------------------------------------------------------------------
                                                                                                        Total
                                                              Network       Commer-      Managed      Reportable
                                                  Consumer     Access         cial      Broadband      Segments
                                             --------------------------------------------------------------------
       2006
       ----
       Revenues:
         Intersegment                        $        ---          ---        1,338         ---          1,338
         External                                  42,663       37,823       26,128       6,208        112,822
                                             --------------------------------------------------------------------
            Total revenues                   $     42,663       37,823       27,466       6,208        114,160
                                             ====================================================================

       Earnings from operations before
         depreciation, amortization, net
         interest expense and income taxes   $      8,077       19,869        6,656       1,808         36,410
                                             ====================================================================

       2005
       ----
       Revenues:
         Intersegment                        $         14        1,832        5,823         ---          7,669
         External                                  40,192       34,144       25,359       6,815        106,510
                                             --------------------------------------------------------------------
            Total revenues                   $     40,206       35,976       31,182       6,815        114,179
                                             ====================================================================

       Earnings from operations before
         depreciation, amortization, net
         interest expense and income taxes   $      7,953       18,280        5,664       2,586         34,483
                                             ====================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

         Three months ended March 31,                                             2006            2005
                                                                            --------------- ---------------
         Reportable segment revenues                                       $    114,160         114,179
         Less intersegment revenues eliminated in consolidation                   1,338           7,669
                                                                            --------------- ---------------
              Consolidated revenues                                        $    112,822         106,510
                                                                            =============== ===============

                                      20                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment earnings from operations before depreciation and amortization expense, net interest expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

         Three months ended March 31,                                            2006            2005
                                                                            -------------- ----------------
         Reportable segment earnings from operations before
           depreciation and amortization expense, net interest expense
           and income taxes                                                $    36,410          34,483
         Less depreciation and amortization expense                             20,161          17,705
         Add other expense                                                         113             ---
                                                                            -------------- ----------------
              Consolidated operating income                                     16,362          16,778
         Less other expense, net                                                 8,761           8,635
                                                                            -------------- ----------------
              Consolidated net income before income taxes and
                cumulative effect of a change in accounting principle      $     7,601           8,143
                                                                            ============== ================

(6)    Commitments and Contingencies

       Litigation, Disputes, and Regulatory Matters
       We are involved in various other lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty we do not expect at this time the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.

       Capital Lease Obligation
       On March 31, 2006, through our subsidiary GCI Communication Corp. ("GCC") we entered into an agreement to lease transponder capacity on PanAmSat Corporation's ("PanAmSat") Galaxy 18 Spacecraft that is expected to be launched during 2007. We will also lease capacity on the Horizons 1 Satellite, which is owned jointly by PanAmSat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on PanAmSat's Galaxy 10R satellite when it reaches its end of life.

       We will lease, subject to a termination option, C-band and Ku-Band transponders over an expected term of approximately 14 years once the satellite is placed into commercial operation in its assigned orbital location, and the transponders meet specific performance specifications and are made available for our use. The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, is expected to total $77.0 million to $82.0 million. We will record the capital lease obligation and the addition to our Property and Equipment when the satellite is made available for our use which is expected to occur approximately one month after the expected July 2007 launch.

                                      21                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A summary of estimated future minimum lease payments for this lease follows (amounts in thousands):

           Years ending December 31:
             2006                                     $     ---
             2007                                         4,584
             2008                                         9,168
             2009                                         9,168
             2010                                         9,168
             2011 and thereafter                         97,028
                                                       ----------
                  Total minimum lease payments        $ 129,116
                                                       ==========

       Upon payment of a monthly fee we have the option to terminate the lease of the C-band transponders through June 1, 2007. We may forfeit our termination option at which time we would no longer be obligated to continue paying the monthly fee. If we elect to terminate our C-band transponder lease we must return the transponders and pay a termination fee.

       Telecommunication Services Agreement
       We lease a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provide management and maintenance services for this capacity to a significant customer. The telecommunications service agreement is for fifteen years and may be extended for up to two successive three-year periods and, upon expiration of the extensions, one additional year with a total outstanding commitment of $138.1 million at December 31, 2005. On March 24, 2005, the lessee announced that it had signed a contract with a competitor to build a microwave system to run parallel with our fiber optic cable system. The lessee may utilize the microwave system in place of or in addition to our fiber optic cable system. We have received notice from the lessee of their intent to amend our agreement. We have agreed with the lessee that the agreement may be canceled by the lessee with 60 days written notice.

       Anchorage Unbundled Network Elements Arbitration
       On June 25, 2004, the Regulatory Commission of Alaska ("RCA") issued a comprehensive decision setting forth new rates for unbundled network elements ("UNE"), resale, and terms and conditions for interconnection in the Anchorage arbitration. Significantly, the RCA raised the loop rate in Anchorage to $19.15 but subsequently reduced the loop rate on reconsideration to $18.64. The RCA also issued other various arbitration rulings adverse to us, including adopting Alaska Communications Systems Group, Inc.'s ("ACS") non-recurring and collocation cost models. On December 7, 2004, the Commission issued a final order approving an interconnection agreement. We have appealed various Commission arbitration rulings.

       On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from the requirement that it provide access to UNEs, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. We filed our opposition on January 9, 2006 and our reply on February 23, 2006. The FCC is required under statute to issue a decision by September 30, 2006, or on its own motion, in an additional 90 days. If a decision is not issued within the required timeframe, the petition is deemed granted. The ability to obtain UNEs is an important element of our local exchange and exchange access services business, and the outcome of this proceeding could result in a change in our ability to access

                                      22                             (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)
                                                              23
       segments of the Anchorage market via the facilities of the ILEC and the cost of doing so. We cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision.

       Alaska DigiTel, LLC ("Alaska DigiTel") Investment
       We agreed to invest approximately $29.5 million in exchange for a majority equity interest in Alaska DigiTel, a small Alaska Personal Communication Services ("PCS") provider. The existing owners will retain a minority ownership interest and voting control of Alaska DigiTel. The exact percentage and dollar amounts for our interest in Alaska DigiTel will vary in proportion to the amount the existing owners elect to retain, but we expect to own between 75% and 85% after completion of the transaction. The transaction is based on a post closing enterprise valuation of $37.0 million for Alaska DigiTel. We will fund the transaction from cash on hand, by drawing down additional debt, or a combination of the two. Matanuska Telephone Association filed a petition with the FCC against our application in February 2006. The Alaska DigiTel transaction requires certain regulatory approvals and we are uncertain when it will close.

       We have provided a $3.0 million bank depository account as collateral for an Alaska DigiTel term loan. The amount is classified as Cash and Cash Equivalents on our March 31, 2006 Consolidated Balance Sheet.

PART I.
ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as "we," "us" and "our."

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to unbilled revenues, Cost of Goods Sold accruals, allowance for doubtful accounts, share-based compensation expense, depreciation, amortization and accretion periods, intangible assets, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our "Cautionary Statement Regarding Forward-Looking Statements."

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

As of January 1, 2006 we are reorganized under Consumer, Network Access, Commercial and Managed Broadband reportable segments, replacing the Long-distance, Cable, Local Access and Internet services reportable segments. The realignment along customer lines rather than product lines allows us to more efficiently meet the demands of technological and product convergence.

Segment and All Other category data for the first quarter of 2005 have been reclassified to reflect the organizational changes for comparability purposes. A combination of specific identification and general allocations were employed to reclassify first quarter of 2005 balances. Allocated amounts were generally determined using segment revenue or customer counts derived from first quarter of 2006 segment data. We believe the first quarter of 2006 division of revenue and customers by segment is representative of the first quarter of 2005 customer composition for purposes of reclassifying first quarter of 2005 revenue and Cost of Goods Sold balances.

The Network Access segment provides services to other common carrier customers and the Managed Broadband segment provides services to rural school districts and rural hospitals and health clinics. Following are our segments and the services and products each offers to its customers:

                                                            Reportable Segments
                                         ---------------------------------------------------------
                                                                                       Managed
            Services and Products           Consumer   Network Access    Commercial   Broadband
    ------------------------------------ ------------- -------------- -------------- -------------
    Voice                                      X              X              X
    ------------------------------------ ------------- -------------- -------------- -------------
    Video                                      X                             X
    ------------------------------------ ------------- -------------- -------------- -------------
    Data                                       X              X              X             X
    ------------------------------------ ------------- -------------- -------------- -------------
    Wireless                                   X                             X
    ------------------------------------ ------------- -------------- -------------- -------------

An overview of our services and products follows.

Voice Services and Products
Long-distance Services
We generate long-distance services revenues from monthly plan fees and usage charges.

Factors that have the greatest impact on year-to-year changes in long-distance services revenues include the rate per minute charged to customers and usage volumes expressed as minutes of use.

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

Due in large part to the favorable synergistic effects of our bundling strategy focused on consumer and commercial customers, long-distance services continues to be a significant contributor to our overall performance, although the migration of traffic from voice to data and from fixed to mobile wireless continues.

Our long-distance service faces significant competition from AT&T Alascom, long-distance resellers, and local telephone companies that have entered the long-distance market. We believe our approach to developing, pricing, and providing long-distance services and bundling different business segment services will continue to allow us to be competitive in providing those services.

Local Access Services
We generate local access services revenues from three primary sources: (1) basic dial tone services; (2) private line and special access services; and (3) features and other charges, including voice mail, caller ID, distinctive ring, inside wiring and subscriber line charges.

The primary factors that contribute to year-to-year changes in local access services revenues include the average number of subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services, the number and type of additional premium features selected, the traffic sensitive access rates charged to carriers and the Universal Service Program.

We estimate that our March 31, 2006 and 2005 total lines in service represent a statewide market share of approximately 26% and 24%, respectively. At March 31, 2006 and 2005 approximately 86% and 85%, respectively, of our lines are provided on our own facilities and leased local loops. At March 31, 2006 and 2005 approximately 5% and 6%, respectively, of our lines are provided using the UNE platform delivery method.

Our local access service faces significant competition in Anchorage, Fairbanks, and Juneau from ACS, which is the largest incumbent local exchange carrier ("ILEC") in Alaska, and from AT&T Alascom, Inc. ("Alascom") in Anchorage for Consumer services. Alascom has received certification from the Regulatory Commission of Alaska to provide local access services in Fairbanks and Juneau. We believe our approach to developing, pricing, and providing local access services and bundling different services will allow us to be competitive in providing those services.

We plan to deploy 20,000 additional digital local phone service ("DLPS") lines which utilize our Anchorage coaxial cable facilities during the year ended December 31, 2006. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

Directory Advertising
We sell advertising in our yellow pages directories to commercial customers and distribute white and yellow pages directories to customers in certain markets we serve. We also sell on-line directory products.

Video Services and Products
We generate cable services revenues from three primary sources: (1) digital and analog programming services, including monthly basic and premium subscriptions, pay-per-view movies and one-time events, such as sporting events; (2) equipment rentals and installation; and (3) advertising sales.

Our cable systems serve 40 communities and areas in Alaska, including the state's four largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley and the Kenai Peninsula.

The primary factors that contribute to period-to-period changes in cable services revenues include average monthly subscription rates and pay-per-view buys, the mix among basic, premium and digital tier services, the average number of cable television subscribers during a given reporting period, set-top box utilization and related rates, revenues generated from new product offerings, and sales of cable advertising services.

We increased rates charged for certain cable services in eleven communities, including three of the state's four largest population centers, Anchorage, the Matanuska-Susitna Valley, and Fairbanks. The rate increases were primarily effective in January 2006 and increased approximately 5% for those customers who experienced an adjustment.

Data Services and Products
Internet Services
We generate Internet services revenues from two primary sources: (1) access product services, including cable modem and dial-up access; and (2) network management services.

The primary factors that contribute to year-to-year changes in Internet services revenues include the average number of subscribers to our services during a given reporting period, the average monthly subscription rates, the amount of bandwidth purchased by large commercial customers, and the number and type of additional premium features selected.

Marketing campaigns continue to be deployed featuring bundled products. Our Internet offerings are bundled with various combinations of our long-distance, cable, and local access services and provide free or discounted basic or premium Internet services. Value-added premium Internet features are available for additional charges.

We compete with a number of Internet service providers in our markets. We believe our approach to developing, pricing, and providing Internet services allows us to be competitive in providing those services.

Private Line and Private Network Services
We generate private line and private network services revenue from two primary sources: (1) leasing capacity on our facilities that utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location and (2) through the sale of Internet Protocol based data services on a secured shared network to businesses linking multiple enterprise locations. The factor that has the greatest impact on year-to-year changes in private line and private network services revenues is the number of private lines and private networks in use. We compete against Alascom, ACS and other local telecommunication service providers.

Managed Services
We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services through our Network Solutions business. We also supply integrated voice and data communications systems incorporating interstate and intrastate digital private lines, point-to-point and multipoint private network and small earth station services. Presently, there are a number of competing companies in Alaska that actively sell and maintain data and voice communications systems.

Our ability to integrate communications networks and data communications equipment has allowed us to maintain our market position based on "value added" support services rather than price competition. These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

Broadband Services
We generate broadband services revenue through our SchoolAccess(R) and Rural Health initiatives. Our customers may purchase end-to-end broadband services solutions blended with other transport and software products such as video conferencing and unique web content services. Presently, there are several competing companies in Alaska that actively sell broadband services.

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

Wireless Services and Products
We generate wireless services and equipment revenues from four primary sources:
(1) monthly plan fees; (2) usage and roaming charges; (3) wireless Internet access; and (4) handset and accessory sales.

We offer wireless services by reselling Dobson Communications Corporation's ("Dobson") services. We provide limited wireless local access and Internet services using our own facilities. We compete against Dobson, ACS, Alaska DigiTel, and resellers of those services in Anchorage and other markets.

We have 20,100 and 9,600 combined Consumer and Commercial wireless lines in service at March 31, 2006 and 2005, respectively. A wireless line in service is defined as a revenue generating wireless device. Our average wireless revenue per combined Consumer and Commercial subscriber is $49.01 during the three months ended March 31, 2006, calculated by dividing our combined Consumer and Commercial usage revenues by our combined Consumer and Commercial subscriber count.

We have reached a definitive agreement to invest $29.5 million in Alaska DigiTel. In exchange for the investment, we will receive a majority equity interest in Alaska DigiTel but will not own voting control of the venture. We view our investment as an incremental way to participate in future growth of the wireless industry in Alaska. Our existing distribution agreement with Dobson remains in full effect and our existing cellular products will continue to compete with Alaska DigiTel in the Alaska market. The transaction is subject to customary closing conditions, including documentation and regulatory approvals. Matanuska Telephone Association filed a petition with the FCC against our application in February 2006. We are not able to determine at this time when the transaction will close.

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

                                                                                            Percentage
                                                                                            Change (1)
                                                                   Three Months Ended          2006
                                                                        March 31,               vs.
    (Unaudited)                                                    2006         2005           2005
                                                                   ----         ----           ----
    Statements of Operations Data:
      Revenues:
        Consumer services segment                                  37.8%        37.7%           6.1%
        Network Access services segment                            33.5%        32.1%          10.8%
        Commercial services segment                                23.2%        23.8%           3.0%
        Managed broadband services segment                          5.5%         6.4%          (8.9%)
                                                                ----------------------------------------
          Total revenues                                          100.0%       100.0%           5.9%
      Selling, general and administrative expenses                 35.1%        34.9%           6.6%
      Bad debt expense (recovery)                                   0.4%        (0.3%)        241.9%
      Depreciation and amortization expense                        17.9%        16.6%          13.9%
      Operating income                                             14.5%        15.8%          (2.5%)
      Net income before income taxes and cumulative effect of a
        change in accounting principle                              6.7%         7.6%          (6.7%)
      Net income before cumulative effect of a change in
        accounting principle                                        3.5%         4.4%         (15.9%)
      Net income                                                    2.9%         4.4%         (28.9%)

   --------------------------
   (1)Percentage change in underlying data.
   --------------------------

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Overview of Revenues and Cost of Goods Sold
Total revenues increased 5.9% from $106.5 million in the first quarter of 2005 to $112.8 million in the first quarter of 2006. Revenue increases in our Consumer, Network Access and Commercial segments were partially off-set by decreased revenue in our Managed Broadband segment. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 2.8% from $35.2 million in the first quarter of 2005 to $36.2 million in the first quarter of 2006. Increases in the Consumer and Network Access segments' Cost of Goods Sold were partially off-set by decreased Cost of Goods Sold in our Commercial and Managed Broadband segments. See the discussion below for more information by segment.

Consumer Services Segment Overview
Consumer services segment revenue in the first quarter of 2006 represented 38.0% of consolidated revenues. The components of Consumer services segment revenue are as follow (amounts in thousands):

                                                                            First Quarter                Percentage
                                                                        2006              2005             Change
                                                                   --------------    -------------    ----------------
   Voice                                                          $    11,311            11,997             (5.7%)
   Video                                                               22,003            20,994              4.8%
   Data                                                                 6,961             6,245             11.5%
   Wireless                                                             2,388               956            149.8%
                                                                   --------------    -------------    ----------------
     Total Consumer services segment revenue                      $    42,663            40,192              6.1%
                                                                   ==============    =============    ================

Selected key performance indicators for our Consumer services segment follow:

                                                                               March 31,                Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Voice:
     Total local access lines in service(1)                            68,600            69,000             (0.6%)
     DLPS local access lines in service(1)                             24,100            10,400            131.7%

   Video:
     Basic subscribers(2)                                             122,100           122,000              0.0%
     Digital programming tier subscribers(3)                           54,900            48,000             14.4%
     HD/DVR converter boxes(4)                                         16,200             6,700            141.8%
     Homes passed                                                     216,000           209,600              3.1%

   Data:
     Cable modem subscribers(5)                                        74,000            63,300             16.9%

   ----------------
   1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. 2 A basic cable subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased.
   3 A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets or digital programming tiers purchased. Digital programming tier subscribers are a sub-set of basic subscribers.
   4 An HD/DVR converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service.
   5 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be basic subscribers though basic cable service is not required to receive cable modem service.
   ----------------

                                                                            First Quarter               Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Voice:
     Long-distance minutes carried (in millions)                        36.9              40.8            (9.6%)

   Video:
     Average gross revenue per subscriber(1)                           $63.87            $59.25            7.8%

   ----------------
   1  Consumer video revenues divided by consumer video basic subscribers.
   ----------------

Consumer Services Segment Revenues

The 5.7% decrease in voice revenue is primarily due to the decrease in long-distance minutes carried for these customers and a $660,000 decrease in support from the Universal Service Program.

The decrease in active long-distance customers is primarily due to a decrease in the total number of long-distance services subscribers in the market resulting from customers substituting wireless phone, prepaid calling card, VoIP, and email usage for direct dial minutes and non-revenue affecting adjustments to our customer database resulting from the implementation of a new customer service and provisioning information system in September 2005.

The 4.8% increase in video revenue is primarily due to an increase in digital programming tier subscribers in the first quarter of 2006, the rate increases previously described, and a 20.3% increase in equipment rental and installation fee revenue to $3.3 million in the first quarter of 2006. The increase in equipment rental and installation fees revenue is primarily caused by the increased use of digital distribution technology.

The 11.5% increase in data revenue is primarily due to a 12.5% increase in cable modem revenue to $5.9 million in the first quarter of 2006 as compared to the first quarter of 2005. The increase in cable modem revenue is primarily due to the increase in subscribers.

The 149.8% increase in wireless revenue is primarily due to the increase in wireless subscribers.

Consumer Services Segment Cost of Goods Sold

Consumer services segment Cost of Goods Sold increased 6.5% to $15.9 million from the first quarter of 2005 to the first quarter of 2006 primarily due to increased video and wireless Cost of Goods Sold resulting from increased revenue. The increase in Cost of Goods Sold is partially off-set by decreased voice Cost of Goods Sold primarily due to cost savings resulting from the increased deployment of DLPS lines in the last nine months of 2005 and the first quarter of 2006.

Network Access Services Segment Overview
Network access services segment revenue in the first quarter of 2006 represented 33.5% of consolidated revenues. The components of Network Access services segment revenue are as follows (amounts in thousands):

                                                                             First Quarter               Percentage
                                                                        2006              2005             Change
                                                                   --------------    -------------    ----------------
   Voice                                                          $    24,485            20,969             16.8%
   Data                                                                13,338            13,175              1.2%
                                                                   --------------    -------------    ----------------
     Total Network Access services segment revenue                $    37,823            34,144             10.8%
                                                                   ==============    =============    ================

Selected key performance indicators for our Network Access services segment follow:

                                                                             First Quarter              Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Voice:
     Long-distance minutes carried (in millions)                       288.0             226.6             27.1%

Network Access Services Segment Revenues

The 16.8% increase in voice revenue is primarily due to the increase in minutes carried for our other common carrier customers partially off-set by a 4.4% decrease in our rate per minute on minutes carried for other common carriers. The average rate per minute decrease is primarily due to the annual 3.0% rate decrease mandated by the Consolidated Appropriations Act for Fiscal Year 2005 effective January 2005 which will result in rate decreases of 3.0% per year through 2010 and a change in the composition of traffic carried for other common carriers.

Network Access Services Segment Cost of Goods Sold

Network Access services segment Cost of Goods Sold increased 12.7% to $8.8 million from the first quarter of 2005 to the first quarter of 2006 primarily due to increased voice revenue and minutes carried.

Commercial Services Segment Overview
Commercial services segment revenue in the first quarter of 2006 represented 23.2% of consolidated revenues. The components of Commercial services segment revenue are as follow (amounts in thousands):

                                                                             First Quarter               Percentage
                                                                        2006              2005             Change
                                                                   --------------    -------------    ----------------
   Voice                                                          $     8,023             8,782             (8.6%)
   Video                                                                1,726             1,644              5.0%
   Data                                                                15,910            14,746              7.9%
   Wireless                                                               469               187            150.8%
                                                                   --------------    -------------    ----------------
     Total Commercial services segment revenue                    $    26,128            25,359              3.0%
                                                                   ==============    =============    ================

Selected key performance indicators for our Commercial services segment follow:

                                                                               March 31,                Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Voice:
     Total local access lines in service(1)                            40,600            39,900              1.8%
     DLPS local access lines in service(1)                              1,000               400            150.0%

   Data:
     Cable modem subscribers(2)                                         6,900             6,000             15.0%

   ----------------
   1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. 2 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.
   ----------------

                                                                             First Quarter              Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Voice:
     Long-distance minutes carried (in millions)                        35.1              35.1             0.0%

Commercial Services Segment Revenues

The 8.6% decrease in voice revenue is primarily due a $200,000 decrease in support from the Universal Service Program.

The 7.9% increase in data revenue is primarily due to a 19.7% or $625,000 increase in managed services special projects for certain customers.

Commercial Services Segment Cost of Goods Sold

Commercial services segment Cost of Goods Sold decreased 8.4% to $10.4 million from the first quarter of 2005 to the first quarter of 2006 primarily due to decreased voice revenue. The overall Cost of Goods Sold decrease is partially off-set by increased managed services Cost of Goods Sold primarily due to increased managed services revenue in the first quarter of 2006 as compared to 2005.

Managed Broadband Services Segment Overview
Managed broadband services segment revenue in the first quarter of 2006 represented 5.5% of consolidated revenues. Managed broadband services segment revenue, which includes data products only, decreased $607,000 in the first quarter of 2006 as compared to the first quarter of 2005.

Selected key performance indicators for our Commercial services segment follow:

                                                                              March 31,                 Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Managed broadband services:
     SchoolAccess(R) customers                                           47                43              9.3%
     Rural health customers                                              21                21              0.0%

Managed Broadband Services Segment Revenues

The decrease in Managed Broadband services segment revenue is primarily due to a decrease in our multi-site SchoolAccess(R) customers in the first quarter of 2006 as compared to 2005 and a decrease in the rate charged for certain circuits purchased by our rural health customers. The decrease in multi-site SchoolAccess(R) customers was off-set by an increase in single-site SchoolAccess(R) customers from which we generate less revenue.

Managed Broadband Services Segment Cost of Goods Sold

Managed broadband services segment Cost of Goods Sold decreased $16,000 to $1.1 million from the first quarter of 2005 to the first quarter of 2006.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.6% to $39.6 million in the first quarter of 2006 primarily due to the following:

     o A $1.5 million increase in health insurance costs primarily resulting from a decrease in our reserve for incurred but not reported health insurance claims in the first quarter of 2005 in order to reflect historical experience that was not repeated in the first quarter of 2006 and an increase in our medical claims in the first quarter of 2006, and
     o A $637,000 increase in our share-based compensation expense primarily due to our adoption of SFAS No. 123(R) on January 1, 2006. Upon our adoption of SFAS No. 123(R) we recognized $678,000 in share-based compensation expense which was allocated to our reportable segments as follows (amounts in thousands):

                                                                   Reportable Segments
                                            ------------------------------------------------------------------
                                                             Network                      Managed
                                               Consumer      Access       Commercial     Broadband    Total
                                            ------------- ------------ --------------- ------------ ----------
         Share-based compensation expense   $    262           206           161            49          678
                                            ============= ============ =============== ============ ==========

As a percentage of total revenues, selling, general and administrative expenses increased to 35.1% in the first quarter of 2006 from 34.9% in the first quarter of 2005, primarily due to an increase in selling, general and administrative expenses without a proportional increase in revenues.

Bad Debt Expense (Recovery)
Bad debt expense (recovery) increased approximately $854,000 to a net expense of $501,000 in the first quarter of 2006. The increase is primarily due to a decrease in the realization of a recovery from MCI, Inc. (merged with Verizon Communications Inc. ("Verizon") in January 2006) through a reduction to bad debt expense in the first quarter of 2006 as compared to the first quarter of 2005.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 13.9% to $20.2 million in the first quarter of 2006. The increase is primarily due to our $95.3 million investment in equipment and facilities placed into service during 2005 for which a full year of depreciation will be recorded in 2006 and the $7.6 million investment in equipment and facilities placed into service during the first quarter of 2006 for which a partial year of depreciation will be recorded in 2006.

Income Tax Expense
GCI, Inc., as a wholly-owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, all discussions regarding income taxes reflect the consolidated group's activity.

Income tax expense totaled $3.7 million in the first quarter of 2006 and $3.5 million in the first quarter of 2005. Our effective income tax rate increased from 42.7% in the first quarter of 2005 to 48.4% in the first quarter of 2006 due primarily to adjustments to deferred tax assets and liabilities balances in the first quarter of 2006.

At March 31, 2006, we have (1) tax net operating loss carryforwards of approximately $160.5 million that will begin expiring in 2009 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.1 million available to offset regular income taxes payable in future years. We estimate that we will utilize net operating loss carryforwards of $29.0 million to $34.0 million during the year ended December 31, 2006. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 43% to 45% in the year ended December 31, 2006.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2006 we adopted SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) requires us to measure share-based compensation liability instruments at fair value as of January 1, 2006. Previously, we measured those liability instruments at their intrinsic value determined as of their grant date. The transition impact (expense) of adopting SFAS No. 123(R) attributed to measuring such liability instruments at fair value totaled $1.1 million, net of income tax benefit of $469,000 and is reported as a component of the cumulative effect of change in accounting principle in the accompanying March 31, 2006 Consolidated Statement of Operations.

Additionally, SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact (benefit) of adopting SFAS No. 123(R) attributed to accruing for expected forfeitures on outstanding share-based awards totaled $108,000, net of income tax expense of $44,000 and is reported as a component of the cumulative effect of change in accounting principle in the accompanying March 31, 2006 Consolidated Statement of Operations.

Multiple System Operator ("MSO") Operating Statistics
Our operating statistics include capital expenditures and customer information from our Consumer and Commercial services segments which offer services utilizing our cable services' facilities.

Our capital expenditures by standard reporting category for the three months ended March 31, 2006 and 2005 follows (amounts in thousands):

                                                             2006             2005
                                                        ------------      -----------
    Customer premise equipment                         $    4,005            3,558
    Line extensions                                         1,753               44
    Scalable infrastructure                                   211              552
    Upgrade/rebuild                                           144            4,057
    Support capital                                           122               69
    Commercial                                                  3               97
                                                        ------------      -----------
    Sub-total                                               6,238            8,377

    Remaining reportable segments capital
      expenditures                                          7,449           16,037
                                                        ------------      -----------
                                                       $   13,687           24,414
                                                        ============      ===========

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment's facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At March 31, 2006 and 2005 we had 124,100 and 124,200 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At March 31, 2006 and 2005 we had 243,500 and 215,800 revenue generating units, respectively.


Liquidity and Capital Resources

Cash flows from operating activities totaled $12.8 million for the three months ended March 31, 2006 as compared to $20.0 million for the three months ended March 31, 2005. The 2006 decrease is primarily due to a $3.7 million increase in net accounts receivable as further described below and a $2.8 million payment of our company-wide success sharing bonus in 2006.

Other sources of cash during the three months ended March 31, 2006 included $4.8 million from the GCI's issuance of its Class A common stock. Other uses of cash during the three months ended March 31, 2006 included expenditures of $13.7 million for property and equipment, including construction in progress, the purchase on GCI's behalf of $3.6 million of common stock to be retired, and the establishment of a $3.0 million bank depository account on behalf of GCI as collateral for an Alaska DigiTel term loan.

Working capital totaled $87.2 million at March 31, 2006, a $10.7 million increase as compared to $76.5 million at December 31, 2005. The increase is primarily due to our $11.6 million Senior Notes interest payment and our $2.8 million payment of our company-wide success sharing bonus primarily using cash generated from operating activities during the three months ended March 31, 2006 rather than decreasing our Cash and Cash Equivalents balance, the $3.7 million increase in net receivables as further described below, and a $2.6 million reclassification of the current portion of Notes Receivable from Related Parties from non-current assets. The increase is partially off-set by a $2.1 million decrease in the current deferred tax asset for the net operating loss carryforward we expect to utilize during the year ended December 31, 2006.

Net receivables increased $3.7 million from December 31, 2005 to March 31, 2006 primarily due to the net effect of the timing of payments on trade receivables from several large customers at March 31, 2006.

Senior Notes
We were in compliance with all Senior Notes loan covenants at March 31, 2006.

Senior Credit Facility
We were in compliance with all Senior Credit Facility loan covenants at March 31, 2006.

Capital Lease Obligation
On March 31, 2006, through our subsidiary GCC we entered into an agreement to lease transponder capacity on the PanAmSat Galaxy 18 Spacecraft that is expected to be launched during 2007. We will also lease capacity on the Horizons 1 Satellite, which is owned jointly by PanAmSat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on PanAmSat's Galaxy 10R satellite when it reaches its end of life.

We will lease, subject to a termination option, C-band and Ku-Band transponders over an expected term of approximately 14 years once the satellite is placed into commercial operation in its assigned orbital location, and the transponders meet specific performance specifications and are made available for our use. The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, is expected to total $77.0 million to $82.0 million. We will record the capital lease obligation and the addition to our Property and Equipment when the satellite is made available for our use which is expected to occur approximately one month after the expected July 2007 launch.

A summary of estimated future minimum lease payments for this lease follows (amounts in thousands):

           Years ending December 31:
             2006                              $      ---
             2007                                   4,584
             2008                                   9,168
             2009                                   9,168
             2010                                   9,168
             2011 and thereafter                   97,028
                                                ----------
               Total minimum lease payments    $  129,116
                                                ==========

Upon payment of a monthly fee, we have the option to terminate the lease of the C-band transponders through June 1, 2007. We may forfeit our termination option at which time we would no longer be obligated to continue paying the monthly fee. If we elect to terminate our C-band transponder lease we must return the transponders and pay a termination fee.

Capital Expenditures
Our expenditures for property and equipment, including construction in progress, totaled $13.7 million and $24.4 million during the three months ended March 31, 2006 and 2005, respectively. Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2006 expenditures for property and equipment for our core operations, including construction in progress, to total $80.0 million to $90.0 million, depending on available opportunities and the amount of cash flow we generate during 2006.

Share Repurchases
GCI's Board of Directors has authorized a common stock buyback program for the repurchase of GCI's Class A and Class B common stock in order to reduce their outstanding shares of Class A and Class B common stock. We pay for the stock repurchases on GCI's behalf. GCI's Board of Directors authorized us and we obtained permission from our lenders for up to $45.0 million of repurchases through March 31, 2006. We are authorized to continue the stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases. During the three months ended March 31, 2006 we repurchased 316,949 shares of GCI's Class A common stock at a cost of approximately $3.6 million. We expect to continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of GCI's Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Other Expenditures
GCI agreed to invest approximately $29.5 million in exchange for a majority equity interest in Alaska DigiTel, a small Alaska PCS provider. The existing owners will retain a minority ownership interest and voting control of Alaska DigiTel. The exact percentage and dollar amounts for GCI's interest in Alaska DigiTel will vary in proportion to the amount the existing owners elect to retain, but GCI expects to own between 75% and 85% after completion of the transaction. The transaction is based on a post closing enterprise valuation of $37.0 million for Alaska DigiTel. We will fund the transaction on GCI's behalf from cash on hand, by drawing down additional debt, or a combination of the two. Matanuska

Telephone Association filed a petition with the FCC against our application in February 2006. The Alaska DigiTel transaction requires certain regulatory approvals and we are uncertain when it will close.

We have provided on GCI's behalf a $3.0 million bank depository account as collateral for an Alaska DigiTel term loan. The amount is classified as Cash and Cash Equivalents on our March 31, 2006 Consolidated Balance Sheet.

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

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with certain known contractual obligations as of December 31, 2005, the date of our most recent fiscal year-end balance sheet. Our schedule of certain known contractual obligations has been updated to reflect our transponder capacity capital lease obligation discussed above.

                                                                    Payments Due by Period
                                               ----------------------------------------------------------------
                                                             Less than 1     1 to 3      4 to 5    More Than 5
                                                   Total         Year        Years       Years        Years
                                               ------------- ----------- ------------ ------------ ------------
                                                                    (Amounts in thousands)
   Long-term debt                             $   479,550        1,725        3,425       3,200      471,200
   Interest on long-term debt                     197,200       23,200       46,400      46,400       81,200
   Capital lease obligations, including
     interest                                     130,594          252       14,268      18,852       97,222
   Operating lease commitments                     79,532       19,359       24,254      15,875       20,044
   Purchase obligations                            26,322       15,753       10,569         ---          ---
    Other                                          29,500       29,500          ---         ---          ---
                                               ------------- ----------- ------------ ------------ ------------
     Total contractual obligations            $   942,698       89,789       98,916      84,327      669,666
                                               ============= =========== ============ ============ ============

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and on our Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates and therefore the amount is not determinable. Our Senior Notes require semi-annual interest payments of $11.6 million through August 2014. For a discussion of our Senior Notes see note 7 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2005 annual report on Form 10-K. For discussion of our Senior Credit Facility see note 7 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2005 annual report on Form 10-K.

For a discussion of our capital and operating leases, see note 16 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2005 annual report on Form 10-K and note 6 in the accompanying "Notes to Interim Condensed Consolidated Financial Statements."

Purchase obligations include a remaining commitment to purchase a certain number of outdoor, network powered multi-media adapters, indoor multi-media adapters, cable modems, and cable modem termination systems of $6.9 million and a remaining $10.8 million commitment for our Alaska Airlines agreement as further described in note 16 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2005 annual report on Form 10-K. The contracts associated with these commitments are non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $8.6 million which are not included in our Consolidated Balance Sheets at December 31, 2005, because the goods had not been received or the services had not been performed at December 31, 2005. The open purchase orders are cancelable.

Other consists of GCI's commitment to acquire a substantial equity interest in Alaska DigiTel for approximately $29.5 million as further described above.

New Accounting Standards

There are no new currently issued accounting standards that will affect our results of operations, financial position or cash flows after March 31, 2006.

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

Those policies considered to be critical accounting policies for the three months ended March 31, 2006 are described below.

     o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We also maintain an allowance for doubtful accounts based on our assessment of the likelihood that our customers will satisfactorily comply with rules necessary to obtain supplemental funding from the Universal Service Administrative Company ("USAC") for services provided by us under our packaged communications offerings to rural hospitals, health clinics and school districts. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers' compliance with USAC rules. If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required. If their financial condition improves or they emerge successfully from reorganization proceedings, allowances may be reduced. Such allowance changes could have a material effect on our consolidated financial condition and results of operations.

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

     o We estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use carried through our network and established rates. We estimate unbilled costs for new circuits and services, and network changes that result in traffic routing changes or a change in carriers. Carriers that provide service to us regularly make network changes that can lead to new, revised or corrected billings. Such estimates are revised or removed when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. Revisions to previous estimates could either increase or decrease costs in the year in which the estimate is revised which could have a material effect on our consolidated financial condition and results of operations.

     o Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $65.5 million associated with income tax net operating losses that were generated from 1992 to 2003, and that expire from 2009 to 2025. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $2.1 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20.0 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of March 31, 2006 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, share-based payments, and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 in "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2005 annual report on Form 10-K.

Geographic Concentration and the Alaska Economy

We have one major customer, Verizon. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues. Tourism, air cargo, and service sectors have helped offset the prevailing pattern of oil industry downsizing that has occurred during much of the last several years.

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

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 1.50% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of March 31, 2006, we have borrowed $158.8 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $1,588,000 of additional gross interest cost on an annualized basis.


PART I.
ITEM 4.
                             Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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


(b) Changes in Internal Controls

During the first quarter of 2006 we corrected certain configuration settings in our new customer billing system so that credits and other adjustments are properly recorded. We will continue to monitor vigorously the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

Other than as expressly noted in the paragraph above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.
ITEM 6.
                                    EXHIBITS

          Exhibit No.                                        Description
        --------------------------------------------------------------------------------------------------------
            10.134       Full-time Transponder Capacity Agreement with PanAmSat Corporation dated March 31,
                           2006 *
            31.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002 by our President and Director
            31.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial
                           Officer, Secretary and Treasurer
            32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002 by our President and Director
            32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial
                           Officer, Secretary and Treasurer

         -------------------------
         * CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the Securities and Exchange Commission. Each omitted Confidential Portion is marked by four asterisks.

          -------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GCI, INC.

                Signature                                        Title                                 Date
-------------------------------------       ------------------------------------------       -------------------
/s/ Ronald A. Duncan                        President and Director                               May 8, 2006
-------------------------------------       (Principal Executive Officer)                    -------------------
Ronald A. Duncan

/s/ G. Wilson Hughes                        Vice President and Director                          May 8, 2006
-------------------------------------                                                        -------------------
G. Wilson Hughes

/s/ John M. Lowber                          Secretary, Treasurer and Director                    May 8, 2006
-------------------------------------       (Principal Financial and Accounting              -------------------
John M. Lowber                              Officer)