Form 10-Q
period 2006-06-30
GCI INC
filed 2006-08-10
CIK 75679

As filed with the Securities and Exchange Commission on August 10, 2006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to

                           Commission File No. 0-5890

                                    GCI, INC.
             (Exact name of registrant as specified in its charter)

         STATE OF ALASKA                                        91-1820757
 State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         2550 Denali Street
         Suite 1000
         Anchorage, Alaska                                        99503
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

                                                GCI, INC.
                          A WHOLLY OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
                                                FORM 10-Q
                                  FOR THE QUARTER ENDED JUNE 30, 2006

                                             TABLE OF CONTENTS
                                                                                                       Page No.
                                                                                                       --------
Cautionary Statement Regarding Forward-Looking Statements.................................................3

PART I.  FINANCIAL INFORMATION

         Item l.    Financial Statements
                    Consolidated Balance Sheets as of June 30, 2006
                     (unaudited) and December 31, 2005....................................................4

                    Consolidated Statements of Operations for the
                       three and six months ended June 30, 2006 (unaudited)
                       and 2005 (unaudited)...............................................................6

                    Consolidated Statements of Stockholder's Equity
                       for the three and six months ended June 30, 2006
                       (unaudited) and 2005 (unaudited)...................................................7

                    Consolidated Statements of Cash Flows for the six
                       months ended June 30, 2006 (unaudited)
                       and 2005 (unaudited)...............................................................8

                    Notes to Interim Condensed Consolidated Financial
                       Statements (unaudited).............................................................9

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................27

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                GCI, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)                                                                            (Unaudited)
                                                                                                    June 30,        December 31,
                            ASSETS                                                                    2006              2005
------------------------------------------------------------------------------------------    ------------------- ----------------

Current assets:
  Cash and cash equivalents                                                                  $       42,647            44,362
                                                                                              ------------------- ----------------

  Receivables                                                                                        80,731            78,279
  Less allowance for doubtful receivables                                                             5,550             5,317
                                                                                              ------------------- ----------------
     Net receivables                                                                                 75,181            72,962

  Deferred income taxes, net                                                                         20,801            19,596
  Prepaid expenses                                                                                    6,286             8,347
  Inventories                                                                                         2,881             1,556
  Notes receivable from related parties                                                               2,685               922
  Property held for sale                                                                              2,315             2,312
  Other current assets                                                                                5,938             2,572
                                                                                              ------------------- ----------------
     Total current assets                                                                           158,734           152,629
                                                                                              ------------------- ----------------

Property and equipment in service, net of depreciation                                              434,847           453,008
Construction in progress                                                                             24,306             8,337
                                                                                              ------------------- ----------------
     Net property and equipment                                                                     459,153           461,345
                                                                                              ------------------- ----------------

Cable certificates                                                                                  191,565           191,565
Goodwill                                                                                             42,181            42,181
Other intangible assets, net of amortization                                                          7,813             6,201
Deferred loan and senior notes costs, net of amortization of $1,953 and $1,451 at
  June 30, 2006 and December 31, 2005, respectively                                                   7,509             8,011
Notes receivable from related parties                                                                    84             2,544
Other assets                                                                                          8,143             9,299
                                                                                              ------------------- ----------------
     Total other assets                                                                             257,295           259,801
                                                                                              ------------------- ----------------
       Total assets                                                                          $      875,182           873,775
                                                                                              =================== ================

See accompanying notes to interim condensed consolidated financial statements.

                                       4                             (Continued)

                                                GCI, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                       (Continued)
(Amounts in thousands)                                                                            (Unaudited)
                                                                                                    June 30,        December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                                  2006              2005
------------------------------------------------------------------------------------------    ------------------ -----------------

Current liabilities:
  Current maturities of obligations under long-term debt and capital leases                  $        1,894             1,769
  Accounts payable                                                                                   26,640            23,217
  Deferred revenue                                                                                   15,139            16,439
  Accrued payroll and payroll related obligations                                                    13,176            17,925
  Accrued interest                                                                                    8,703             9,588
  Accrued liabilities                                                                                 6,759             6,814
  Subscriber deposits                                                                                   408               361
                                                                                              ------------------ -----------------
    Total current liabilities                                                                        72,719            76,113

Long-term debt                                                                                      473,360           474,115
Obligation under capital lease, excluding current maturity                                            1,192               ---
Obligation under capital lease due to related party, excluding current maturity                         597               628
Deferred income taxes, net of deferred income tax benefit                                            77,955            69,753
Other liabilities                                                                                    12,146             9,546
                                                                                              ------------------ -----------------
    Total liabilities                                                                               637,969           630,155
                                                                                              ------------------ -----------------
Stockholder's equity:
 Class A common stock (no par). Authorized 10 shares; issued .01 shares at
   June 30, 2006 and December 31, 2005                                                              206,622           206,622
 Paid-in capital                                                                                     20,623            10,840
 Retained earnings                                                                                    9,968            26,158
                                                                                              ------------------ -----------------
    Total stockholder's equity                                                                      237,213           243,620
                                                                                              ------------------ -----------------
Commitments and contingencies
    Total liabilities and stockholder's equity                                               $      875,182           873,775
                                                                                              ================== =================

See accompanying notes to interim condensed consolidated financial statements.

                                                GCI, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)
                                                                               Three Months Ended           Six Months Ended
                                                                                    June 30,                    June 30,
(Amounts in thousands)                                                          2006        2005            2006        2005
                                                                            ----------- ------------    ----------- ------------

Revenues                                                                   $  118,220     110,665         231,042     217,175

Cost of goods sold (exclusive of depreciation and
 amortization shown separately below)                                          38,598      36,045          74,782      71,245
Selling, general and administrative expenses                                   40,667      38,019          80,281      75,199
Bad debt expense (recovery)                                                     1,338         194           1,839        (159)
Depreciation and amortization expense                                          20,172      18,348          40,333      36,052
                                                                            ----------- ------------    ----------- ------------
     Operating income                                                          17,445      18,059          33,807      34,838
                                                                            ----------- ------------    ----------- ------------
Other income (expense):
 Interest expense                                                              (8,696)     (8,403)        (17,250)    (16,735)
 Amortization of loan and senior notes fees                                      (251)       (448)           (502)       (931)
 Interest income                                                                  482         112             639         291
 Other                                                                            282         ---             169         ---
                                                                            ----------- ------------    ----------- ------------
     Other expense, net                                                        (8,183)     (8,739)        (16,944)    (17,375)
                                                                            ----------- ------------    ----------- ------------
     Net income before income taxes and cumulative effect
       of a change in accounting principle                                      9,262       9,320          16,863      17,463
Income tax expense                                                              3,856       4,036           7,535       7,516
                                                                            ----------- ------------    ----------- ------------
     Net income before cumulative effect of a change in
       accounting principle                                                     5,406       5,284           9,328       9,947

Cumulative effect of a change in accounting principle,
 net of income tax benefit of $425                                                ---         ---            (608)        ---
                                                                            ----------- ------------    ----------- ------------
     Net income                                                            $    5,406       5,284           8,720       9,947
                                                                            =========== ============    =========== ============

See accompanying notes to interim condensed consolidated financial statements.

                                                GCI, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                         SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                       (Unaudited)
                                                        Shares of
                                                        Class A      Class A
                                                         Common      Class A       Paid-in   Retained
(Amounts in thousands, except share amounts)              Stock    Common Stock    Capital   Earnings      Total
                                                       ------------------------------------------------------------
Balances at December 31, 2004                              100      $ 206,622        5,677     16,305     228,604
Net income                                                 ---            ---          ---      9,947       9,947
Net distribution to General Communication, Inc.            ---            ---       (5,677)    (3,144)     (8,821)
                                                       ------------------------------------------------------------
  Balances at June 30, 2005                                100      $ 206,622          ---     23,108     229,730
                                                       ============================================================

Balances at December 31, 2005                              100      $ 206,622       10,840     26,158     243,620
Net income                                                 ---            ---          ---      8,720       8,720
Distribution to General Communication, Inc.                ---            ---          ---    (24,910)    (24,910)
Contribution from General Communication, Inc.              ---            ---        9,783        ---       9,783
                                                       ------------------------------------------------------------
   Balances at June 30, 2006                               100      $ 206,622       20,623      9,968     237,213
                                                       ============================================================

                                                GCI, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                        (Unaudited)
(Amounts in thousands)                                                                     2006              2005
                                                                                      --------------    -------------
Cash flows from operating activities:
   Net income                                                                        $     8,720             9,947
   Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
     Depreciation and amortization expense                                                40,333            36,052
     Deferred income tax expense                                                           7,409             7,516
     Share-based compensation expense                                                      2,260                96
     Cumulative effect of a change in accounting principle, net                              608               ---
     Amortization of loan and senior notes fees                                              502               931
     Deferred compensation                                                                   239               449
     Bad debt expense                                                                        233               172
     Loss on disposal of property and equipment                                               19               459
     Other noncash income and expense items                                                  468               598
     Change in operating assets and liabilities                                           (7,068)           (8,299)
                                                                                      --------------    -------------
       Net cash provided by operating activities                                          53,723            47,921
                                                                                      --------------    -------------
Cash flows from investing activities:
   Purchases of property and equipment                                                   (35,219)          (47,690)
   Purchases of other assets and intangible assets                                        (3,133)           (2,021)
   Notes receivable payments from related parties                                            649               ---
   Notes receivable issued to related parties                                                (55)              (13)
   Net cash acquired in business combination                                                  52               ---
   Additions to property held for sale                                                        (3)             (191)
   Proceeds from sales of assets                                                             ---               445
                                                                                      --------------    -------------
       Net cash used in investing activities                                             (37,709)          (49,470)
                                                                                      --------------    -------------
Cash flows from financing activities:
   Net distribution to General Communication, Inc.                                        (16,784)           (9,021)
   Repayment of Senior Credit Facility                                                       (925)              ---
   Repayments of capital lease obligations                                                    (20)           (3,171)
   Payment of debt issuance costs                                                             ---               (86)
                                                                                      --------------    -------------
       Net cash used in financing activities                                              (17,729)          (12,278)
                                                                                      --------------    -------------
       Net decrease in cash and cash equivalents                                           (1,715)          (13,827)
       Cash and cash equivalents at beginning of period                                    44,362            31,452
                                                                                      --------------    -------------
       Cash and cash equivalents at end of period                                    $     42,647            17,625
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

       (d)   Asset Retirement Obligations
             Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at June 30, 2006 and 2005 (amounts in thousands):

                    Balance at December 31, 2004                                    $  2,971
                    Accretion expense for the six months ended June 30, 2005              99
                                                                                     --------
                         Balance at June 30, 2005                                   $  3,070
                                                                                     ========

                    Balance at December 31, 2005                                    $  3,210
                    Accretion expense for the six months ended June 30, 2006              86
                    Liability settled                                                     (4)
                                                                                     --------
                         Balance at June 30, 2006                                   $  3,292
                                                                                     ========

             Our asset retirement obligations are included in Other Liabilities.

       (e)   Share-based Payment Arrangements
             Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," and related interpretations, to account for share-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and revises guidance in SFAS 123, "Accounting for Stock-Based Compensation." Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1986 Stock Option Plan ("Option Plan") and unvested stock options not issued pursuant to a plan that were outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded $2,260,000 of share-based compensation expense, net of estimated forfeitures, during the six months ended June 30, 2006 as a result of our adoption of SFAS 123(R). See note 4 for information on the assumptions we used to calculate the fair value of share-based compensation.

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

             The table below shows the effect of adopting SFAS No. 123(R) on selected items and what those items would have been under previous guidance under APB No. 25 and SFAS No. 123 for the six months ended June 30, 2006 (amounts in thousands):

                                                                                              Under APB No.    Under SFAS
                                                                              As Reported          25              123
                                                                            --------------- ---------------- ---------------
             Operating income                                              $     33,807          35,966           33,807
             Net income before income taxes and cumulative effect of a
               change in accounting principle                                    16,863          19,022           16,863
             Cumulative effect of a change in accounting principle,
               net of income tax benefit of $425                                   (608)            ---              ---
             Net income                                                           8,720          10,599            9,328
             Cash flow from operating activities (1)                             54,073          54,073           54,073
             Cash flow from financing activities (1)                            (15,133)        (15,133)         (15,133)

           ----------------------------
           (1) For the six months ended June 30, 2006, we did not record any excess tax benefit generated from stock option exercises since we are in a net operating loss position and the income tax deduction will not yet reduce income taxes payable.
           ----------------------------

             The table below summarizes the impact on our results of operations for the six months ended June 30, 2006 of outstanding stock options recognized under the provisions of SFAS 123(R) (amounts in thousands):

                                                                       2006
                                                                   -----------
                Share-based employee compensation expense         $   2,260
                Income tax benefit                                      929
                                                                   -----------
                   Net decrease in income                         $   1,331
                                                                   ===========

                                       11                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             The following illustrates the effect on net income for the six months ended June 30, 2005 as if we had applied the fair value method to measure share-based compensation, as required under the disclosure provisions of SFAS No. 123 (amounts in thousands):

                                                                                   Three Months           Six Months
                                                                                  Ended June 30,        Ended June 30,
                                                                                       2005                  2005
                                                                                 -----------------    ------------------
                Net income, as reported                                         $      5,229                 9,799
                 Total share-based employee compensation expense included
                   in reported net income, net of related tax effects                     48                    96
                 Less share-based employee compensation expense determined
                   under the SFAS 123 fair value method, net of related
                   tax effects                                                          (401)                 (911)
                                                                                 -----------------    ------------------
                     Pro forma net income                                       $      4,876                 8,984
                                                                                 =================    ==================

       (f)   Exchanges of Nonmonetary Assets
             The cost of a nonmonetary asset or service acquired in exchange for another nonmonetary asset or service is based upon the fair value of the asset surrendered to obtain it unless the fair value is not determinable, the exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange, or the exchange lacks commercial substance. If the exceptions apply we value the transaction using the recorded amount (after reduction, if appropriate, for an indicated impairment of value) of the nonmonetary asset or service relinquished. A gain or loss may be recognized on the exchange.

       (g)   Rental Costs Incurred During a Construction Period
             We recognize rental costs associated with ground or building operating leases that are incurred during a construction period as rental expense in income from continuing operations.

       (h)   Reporting of Accounting Changes and Error Corrections
             On January 1, 2006, we adopted SFAS 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and Financial Accounting Standards Board ("FASB") Statement No. 3." SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

       (i)   New Accounting Pronouncements
             In June 2006, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 06-03, "How Taxes Collected from Customers and Remitted

                                       12                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

             to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" which includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF No. 06-03 states that the presentation of taxes within its scope on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed in a company's financial statements. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. We will begin application of EITF No. 06-03 on January 1, 2007 and do not expect it to have a material effect on our results of operations, financial position and cash flows.

             In July 2006, the FASB issued FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will begin application of FIN 48 on January 1, 2007 and do not expect it to have a material effect on our results of operations, financial position, and cash flows.

       (j)   Reclassifications
             Reclassifications have been made to the 2005 financial statements to make them comparable with the 2006 presentation.

(2)    Consolidated Statements of Cash Flows Supplemental Disclosures
       Changes in operating assets and liabilities, net of acquisition, consist of (amounts in thousands):

             Six month periods ended June 30,                                  2006           2005
                                                                           ------------   ------------
              Increase in accounts receivable                             $   (2,591)        (3,130)
              Decrease in prepaid expenses                                       521            696
              Increase in inventories                                         (1,325)          (284)
              (Increase) decrease in other current assets                     (1,255)           137
              Increase (decrease) in accounts payable                          3,309           (437)
              Decrease in deferred revenues                                   (1,300)        (1,106)
              Increase (decrease) in accrued payroll and payroll
                 related obligations                                          (4,749)           546
              Decrease in due to related party                                   ---         (5,432)
              Increase in accrued liabilities                                    883            190
              Decrease in accrued interest                                      (885)           (23)
              Increase (decrease) in subscriber deposits                          47            (48)
              Increase in components of other long-term liabilities              277            592
                                                                           ------------   ------------
                                                                          $   (7,068)        (8,299)
                                                                           ============   ============

                                       13                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       We paid interest totaling approximately $18.0 million and $16.7 million during the six months ended June 30, 2006 and 2005, respectively.

       GCI, Inc., as a wholly-owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, the following discussion of an income tax payment and refund reflects the consolidated group's activity. Income tax refunds received totaled $0 and $202,000 during the six months ended June 30, 2006 and 2005, respectively. We paid income taxes of $76,000 and $100,000 during the six months ended June 30, 2006 and 2005, respectively.

       We recorded a net cumulative effect adjustment (expense) of $672,000 during the six months ended June 30, 2006 to recognize the effect of initially measuring share-based compensation liability instruments at fair value. We recorded a net cumulative effect adjustment (benefit) of $64,000 during the six months ended June 30, 2006 for share-based compensation instruments outstanding at December 31, 2005 for which the requisite service is not expected to be rendered. We recorded $104,000 during the six months ended June 30, 2005 in paid-in capital in recognition of the income tax effect of excess stock compensation expense for tax purposes over amounts recognized for financial reporting purposes.

       During the six months ended June 30, 2006 we financed a $1.2 million acquisition of a building through a capital lease obligation.

(3)    Intangible Assets
       There have been no events or circumstances that indicate the recoverability of the carrying amounts of indefinite-lived and definite-lived intangible assets has changed as of June 30, 2006. The remaining useful lives of our cable certificates and goodwill were evaluated as of June 30, 2006 and events and circumstances continue to support an indefinite useful life. We reviewed the useful lives assigned to our definite-lived intangible assets and believe the lives continue to be appropriate as of June 30, 2006.

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

                                       14                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

                                          Three Months Ended              Six Months Ended
                                               June 30,                       June 30,
                                          2006           2005             2006         2005
                                     -------------- -------------    ------------- ------------
             Amortization expense   $      399            313              788          605
                                     ============== =============    ============= ============

       Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

                 Years Ending
                 December 31,
             -------------------
                     2006           $ 1,626
                     2007             1,538
                     2008             1,287
                     2009               963
                     2010               442

(4)    Share-Based Compensation
       GCI's 1986 Stock Option Plan, as amended, provides for the grant of options for a maximum of 13.2 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Option Plan. Substantially all stock options granted vest in equal installments over a period of five years, and expire ten years from the date of grant. New shares are issued when stock option agreements are exercised, unless the stock option agreements are settled in cash. Our share repurchase program on behalf of GCI as described Part 1, Item 2 below may include the purchase of shares issued pursuant to stock option agreement exercise transactions. We are unable to estimate the number of such shares we may purchase during the annual period beginning July 1, 2006.

       We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS 123. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into two groups of employees for valuation purposes, which is the same technique we previously used for pro forma disclosures under SFAS 123.

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

        The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. GCI has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, we assumed an expected dividend yield of zero.

        The following table shows our assumptions used to compute the share-based compensation expense and pro forma information for stock options granted during the six months ended June 30, 2006 and 2005:

                                               2006                 2005
                                        ------------------- --------------------
            Expected term (years)            5.0 - 5.9            5.0 - 5.2
            Volatility                     54.7% - 57.6%        44.8% - 45.5%
            Risk-free interest rate         4.8% - 5.1%          3.7% - 4.2%

        SFAS 123(R) requires us to measure share-based compensation liability instruments at fair value as of January 1, 2006. Previously, we measured those liability instruments at their intrinsic value determined as of their grant date. The transition impact of adopting SFAS No. 123(R) attributed to measuring such liability instruments at fair value totaled approximately $1.1 million, net of income tax benefit of $469,000 and is reported as a component of the cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2006.

        Additionally, SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact of adopting SFAS No. 123(R), attributed to accruing for expected forfeitures on outstanding share-based awards, totaled $108,000, net of income tax expense of $44,000 and is reported as a component of the cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2006.

        The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $6.46 per share and $4.55 per share, respectively. The total fair value of options vesting during the six months ended June 30, 2006 and 2005 was approximately $2.2 million and $2.9 million, respectively.

                                       16                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

        Unrecognized share-based compensation expense was approximately $12.6 million as of June 30, 2006, relating to a total of 3.2 million unvested stock options. We expect to recognize this share-based compensation expense over a weighted average period of approximately 3.3 years.

        The following is a summary of our 1986 Stock Option Plan activity for the six months ended June 30, 2006:

                                                                                         Weighted Average
                                                                         Shares           Exercise Price
                                                                    ----------------    -----------------
                 Outstanding at December 31, 2005                      6,550,777              $7.27

               Granted                                                   931,950             $12.07
               Exercised                                              (1,165,692)             $6.61
               Forfeited                                                 (51,900)             $8.96
                                                                    ----------------
                 Outstanding at June 30, 2006                          6,265,135              $8.09
                                                                    ================

                 Available for grant at June 30, 2006                    440,115
                                                                    ================

        The following is a summary of activity for stock options granted not pursuant to the 1986 Stock Option Plan for the six months ended June 30, 2006:

                                                                                         Weighted Average
                                                                         Shares           Exercise Price
                                                                    ----------------    -----------------
                 Outstanding at December 31, 2005 and
                    June 30, 2006                                        250,000              $6.50
                                                                    ================

                 Available for grant at June 30, 2006                        ---
                                                                    ================

                                       17                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       The following is a summary of all outstanding stock options at June 30, 2006:

                                                 Options Outstanding
          ---------------------------------------------------------------------------------------------------
                                                   Weighted Average
                                                      Remaining                                Aggregate
                Range of                           Contractual Life      Weighted Average   Intrinsic Value
            Exercise Prices        Shares              (years)            Exercise Price      (thousands)
          ---------------------------------------------------------------------------------------------------
               $3.11-$6.00       1,013,651               4.97                  $5.49            $6,756
               $6.01-$6.35          52,000               4.53                  $6.13              $307
               $6.36-$6.50       1,287,889               4.03                  $6.50            $7,277
               $6.51-$7.00         201,234               3.69                  $7.00            $1,037
               $7.01-$7.25       1,125,000               5.69                  $7.25            $5,513
               $7.26-$8.40         691,993               5.98                  $8.01            $2,863
               $8.41-$9.75         793,520               8.36                  $9.40            $2,183
              $9.76-$11.50         976,348               9.35                 $10.88            $1,239
             $11.51-$11.95           1,000               9.75                 $11.95              $---
             $11.96-$13.11         372,500               9.92                 $13.11              $---
          ---------------------------------------------------------------------------------------------------
              $3.11-$13.11       6,515,135               6.33                  $8.03           $27,175
          ===================================================================================================

                                                    Options Vested
          ---------------------------------------------------------------------------------------------------
                                                   Weighted Average
                                                      Remaining                                Aggregate
                Range of                           Contractual Life      Weighted Average   Intrinsic Value
            Exercise Prices        Shares              (years)            Exercise Price      (thousands)
          ---------------------------------------------------------------------------------------------------
               $3.11-$6.00         701,501               4.33                  $5.31            $4,799
               $6.01-$6.35          51,200               4.50                  $6.13              $305
               $6.36-$6.50       1,185,089               3.80                  $6.50            $6,696
               $6.51-$7.00         200,834               3.69                  $7.00            $1,035
               $7.01-$7.25         549,995               5.64                  $7.25            $2,695
               $7.26-$8.40         449,293               4.94                  $7.81            $1,948
               $8.41-$9.75         129,333               6.49                  $9.02              $404
              $9.76-$11.50          53,198               6.19                 $10.79               $72
             $11.51-$11.95             ---                ---                   $---              $---
              $11.96-13.11             ---                ---                   $---             $---
          ---------------------------------------------------------------------------------------------------
              $3.11-$13.11       3,320,443               4.52                  $6.74           $17,954
          ===================================================================================================

       The total intrinsic value, determined as of the date of exercise, of options exercised in the six months ended June 30, 2006 and 2005 were $5.8 million and $284,000, respectively. We received $7.7 million and $469,000 from GCI in cash from stock option exercises in the six months ended June 30, 2006 and 2005, respectively. On GCI's behalf we used cash of $4.9 million and $0 to settle stock option agreements in the six months ended June 30, 2006 and 2005, respectively.

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

       Reportable segment data and All Other Category data for the six months ended June 30, 2005 have been reclassified for comparability purposes, as follows:

       o Revenue and cost of goods sold (exclusive of depreciation and amortization expense) ("Cost of Goods Sold") for the six months ended June 30, 2005 were reclassified to conform to the new segment organizational structure. A combination of specific identification and general allocations were employed to reclassify amounts for the six months ended June 30, 2005. Allocated amounts were generally determined using segment revenue or customer counts derived from first quarter of 2006 segment data. We believe the first quarter of 2006 division of revenue and customers by segment is representative of the customer composition for the six months ended June 30, 2005 for purposes of reclassifying revenue and Cost of Goods Sold amounts for the six months ended June 30, 2005.

       o Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2005 were reclassified to conform to the new segment organizational structure. A combination of specific and general allocations were employed to reclassify amounts for the six months ended June 30, 2005, as follows:

           o Certain SG&A expenses for the six months ended June 30, 2006 were directly charged to each new reportable segment. The amount of comparable SG&A directly charged to each segment during the six months ended June 30, 2005 based upon our new organizational structure is not practicable to calculate. We believe the 2006 amounts are representative of the amounts allocable during the same period of 2005, and therefore allocated such amounts to each reportable segment in the six months ended June 30, 2005.

           o The remaining SG&A expenses, consisting of corporate related expenses further described below, were allocated to each segment using the percentage of each segment's margin for the year ended December 31, 2004 to total margin for the same period.

       o Bad debt recovery for the six months ended June 30, 2005 was reclassified to conform to the new segment organizational structure. A combination of specific identification and general allocations based upon segment revenue for the year ended December 31, 2005 were employed to reclassify bad debt recovery for the six months ended June 30, 2005.

                                       19                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Depreciation and amortization expense for the six months ended June 30, 2005 is no longer allocated to reportable segments as our Chief Operating Decision Maker now evaluates each segments' performance based upon its earnings from operations before depreciation, amortization, net interest expense and income tax expense.

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

       Corporate related expenses including engineering, operations and maintenance of our core network, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the six months ended June 30, 2006 are allocated to our segments using segment margin for the year ended December 31, 2005. Bad debt expense for the six months ended June 30, 2006 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the six months ended June 30, 2006.

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

                                       20                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Summarized financial information for our reportable segments for the three and six months ended June 30, 2006 and 2005 follows (amounts in thousands):

                                                                                                            Total
                                                                 Network         Commer     Managed       Reportable
       Three months ended June 30,                Consumer        Access         -cial     Broadband       Segments
       2006                                     ---------------------------------------------------------------------
       ----
       Revenues:
         Intersegment                          $      ---            ---          1,386        ---           1,386
         External                                  44,223         41,377         26,013      6,607         118,220
                                                ---------------------------------------------------------------------
            Total revenues                     $   44,223         41,377         27,399      6,607         119,606
                                                =====================================================================

       Earnings from operations before
         depreciation, amortization, net
         interest expense and income taxes     $    7,878         22,812          5,156      2,053          37,899
                                                =====================================================================

       2005
       ----
       Revenues:
         Intersegment                          $       15          1,607          6,166         39           7,827
         External                                  40,349         36,907         26,407      7,002         110,665
                                                ---------------------------------------------------------------------
            Total revenues                     $   40,364         38,514         32,573      7,041         118,492
                                                =====================================================================

       Earnings from operations before
         depreciation, amortization, net
         interest expense and income taxes     $    7,228         20,569          7,061      1,549          36,407
                                                =====================================================================

                                       21                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                                                            Total
                                                                 Network         Commer     Managed       Reportable
       Six months ended June 30,                  Consumer        Access         -cial      Broadband      Segments
       2006                                     ---------------------------------------------------------------------
       ----
       Revenues:
         Intersegment                          $      ---            ---          2,724        ---           2,724
         External                                  86,886         79,200         52,141     12,815         231,042
                                                ---------------------------------------------------------------------
            Total revenues                     $   86,886         79,200         54,865     12,815         233,766
                                                =====================================================================

       Earnings from operations before
         depreciation, amortization, net
         interest expense and income taxes     $   15,955         42,681         11,812      3,861          74,309
                                                =====================================================================

       2005
       ----
       Revenues:
         Intersegment                          $       29          3,439         11,989         39          15,496
         External                                  80,541         71,051         51,766     13,817         217,175
                                                ---------------------------------------------------------------------
            Total revenues                     $   80,570         74,490         63,755     13,856         232,671
                                                =====================================================================

       Earnings from operations before
         depreciation, amortization, net
         interest expense and income taxes     $   15,181         38,849         12,725      4,135          70,890
                                                =====================================================================

       A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                         2006           2005           2006          2005
                                                    -------------- -------------- ------------- --------------

         Reportable segment revenues               $   119,606        118,492        233,766       232,671
         Less intersegment revenues eliminated
           in consolidation                              1,386          7,827          2,724        15,496
                                                    -------------- -------------- ------------- --------------
              Consolidated revenues                $   118,220        110,665        231,042       217,175
                                                    ============== ============== ============= ==============

                                       22                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       A reconciliation of reportable segment earnings from operations before depreciation and amortization expense, net interest expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                  June 30,
                                                              2006         2005          2006         2005
                                                          ------------ ------------ ------------- ------------
         Reportable segment earnings from operations
           before depreciation and amortization
           expense, net interest expense and income
           taxes                                         $   37,899       36,407        74,309       70,890
         Less depreciation and amortization expense          20,172       18,348        40,333       36,052
         Less other income                                      282          ---           169          ---
                                                          ------------ ------------ ------------- ------------
              Consolidated operating income                  17,445       18,059        33,807       34,838
         Less other expense, net                              8,183        8,739        16,944       17,375
                                                          ------------ ------------ ------------- ------------
              Consolidated net income before income
                taxes and cumulative effect of a
                change in accounting principle           $    9,262        9,320        16,863       17,463
                                                          ============ ============ ============= ============

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

       Capital Lease Obligation
       On March 31, 2006, through our subsidiary GCI Communication Corp. ("GCC") we entered into an agreement to lease transponder capacity on Intelsat, Ltd.'s ("Intelsat" acquired PanAmSat Corporation on June 30, 2006) Galaxy 18 spacecraft that is expected to be launched during 2007. We will also lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat's Galaxy 10R satellite when it reaches its end of life.

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

                                       23                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

       Equipment when the satellite is made available for our use which is expected to occur approximately one month after the expected July 2007 launch.

       A summary of estimated future minimum lease payments for this lease follows (amounts in thousands):

           Years ending December 31:
             2006                                    $      ---
             2007                                         4,584
             2008                                         9,168
             2009                                         9,168
             2010                                         9,168
             2011 and thereafter                         96,264
                                                      -----------
               Total minimum lease payments          $  128,352
                                                      ===========

        Upon payment of a monthly fee we have the option to terminate the lease of the C-band transponders through June 1, 2007. We may forfeit our termination option at which time we would no longer be obligated to continue paying the monthly fee. If we elect to terminate our C-band transponder lease we must return the transponders and pay a termination fee.

        Telecommunication Services Agreement and Capacity Leases
        We leased a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provided management and maintenance services for this capacity to a significant customer. The lessee signed a contract with a competitor in March 2005, started the transition of its circuits from our fiber optic cable system to our competitor's microwave system in June 2006, and plans to have the transition complete by November 2006. We expect to sign an agreement with our competitor to lease capacity on our fiber optic cable system and provide certain other services in association with their contract. We expect this transition to result in a $9.5 million annual decrease in the data component of Commercial Services segment revenue when it is completed with a decrease of approximately one-half the annual decrease in the year ended December 31, 2006 depending upon the pace of the transition.

        The following summary of minimum future service revenues reflects the termination of our contract and includes the expected revenue from the new agreement we expect to sign with our competitor in addition to our other operating lease agreements included in the summary in note 16 included in Part II of our December 31, 2005 annual report on Form 10-K (amounts in thousands):

              Years ending December 31,
                2006                                        $       19,301
                2007                                                11,694
                2008                                                10,734
                2009                                                 8,154
                2010                                                 5,574
                2011 and thereafter                                 52,700
                                                             ---------------
                  Total minimum future service revenues     $      108,157
                                                             ===============

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

        On September 30, 2005, the ACS subsidiary serving Anchorage filed a petition with the Federal Communications Commission ("FCC"), seeking forbearance from the requirement that it provide access to UNEs, and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. We filed our opposition on January 9, 2006 and our reply on February 23, 2006. The FCC is required under statute to issue a decision by September 30, 2006, or on its own motion, in an additional 90 days. If a decision is not issued within the required timeframe, the petition is deemed granted. The ability to obtain UNEs is an important element of our local exchange and exchange access services business, and the outcome of this proceeding could result in a change in our ability to access segments of the Anchorage market via the facilities of the ILEC and the cost of doing so. We cannot predict at this time the outcome of this proceeding or its impact on us; however, our net cost of providing local telephone services in Anchorage could be materially adversely affected by an adverse decision.

        Alaska DigiTel, LLC ("Alaska DigiTel") Investment
        GCI agreed to invest approximately $29.5 million in exchange for a majority equity interest in Alaska DigiTel, a small Alaska Personal Communication Services ("PCS") provider. The existing owners will retain a minority ownership interest and voting control of Alaska DigiTel. The exact percentage and dollar amounts for GCI's interest in Alaska DigiTel will vary in proportion to the amount the existing owners elect to retain, but GCI expects to own between 75% and 85% after completion of the transaction. The transaction is based on a post closing enterprise valuation of $37.0 million for Alaska DigiTel. We will fund the transaction on GCI's behalf from cash on hand, by drawing down additional debt, or a combination of the two. In June 2006, GCI entered into a Reorganization Agreement with the members of Alaska DigiTel and certain other parties setting forth the formal terms and conditions the principal terms of which are the same as those in the superseded memorandum of understanding. GCI, Denali PCS, LLC and Alaska DigiTel ("Alaska DigiTel Applicants") jointly filed applications with the FCC seeking the requisite regulatory consent to the parties' transaction. Matanuska Telephone Association filed a Petition to Deny the applications with the FCC in February 2006. ACS Wireless, Inc. filed an objection to the applications with the FCC in July 2006. The Alaska DigiTel Applicants are opposing these adverse filings. It is uncertain when the FCC will act upon the contested applications. We are uncertain when this transaction will close.

        On GCI's behalf we have provided a $3.0 million bank depository account as collateral for an Alaska DigiTel term loan.

                                       25                            (Continued)

                           GCI, INC. AND SUBSIDIARIES
          Notes to Interim Condensed Consolidated Financial Statements
                                   (Unaudited)

        Indefeasible Right of Use ("IRU") Commitment
        On July 31, 2006, through our subsidiary GCC we entered into an agreement to purchase an IRU in the Kodiak-Kenai Cable Company, LLC's marine-based fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak and Seward, Alaska. The new system is under construction and we anticipate it will be placed into service in the first quarter of 2007. We have committed to purchase a minimum of $8.0 million to $8.5 million in IRU capacity in three installments through 2011.

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

As of January 1, 2006 we were reorganized under Consumer, Network Access, Commercial and Managed Broadband reportable segments, replacing the Long-distance, Cable, Local Access and Internet services reportable segments. The realignment along customer lines rather than product lines allows us to more efficiently meet the demands of technological and product convergence.

Segment and All Other category data for the six and three months ended June 30, 2005 have been reclassified to reflect the organizational changes for comparability purposes. A combination of specific identification and general allocations were employed to reclassify 2005 balances. Allocated amounts were generally determined using segment revenue or customer counts derived from first quarter of 2006 segment data. We believe the first quarter of 2006 division of revenue and customers by segment is representative of the three and six months ended June 30, 2005 customer composition for purposes of reclassifying 2005 revenue and Cost of Goods Sold balances.

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

Common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our common carrier customers by their customers. Pricing pressures, new program offerings, and market and business consolidations continue to evolve in the markets served by our other common carrier customers. If, as a result, their traffic is reduced, or if their competitors' costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and our pricing may be reduced to respond to competitive pressures, consistent with federal law. Additionally, disruption in the economy resulting from terrorist attacks and other attacks or acts of war could affect our carrier customers. We are unable to predict the effect on us of such changes. However, given the materiality of other common carrier revenues to us, a significant reduction in traffic or pricing could have a material adverse effect on our financial position, results of operations and liquidity.

Due in large part to the favorable synergistic effects of our bundling strategy focused on consumer and commercial customers, long-distance services continues to be a significant contributor to our overall performance, although the migration of traffic from our voice products to our data and wireless products continues.

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

We estimate that our June 30, 2006 and 2005 total lines in service represent a statewide market share of approximately 26% and 24%, respectively. At June 30, 2006 and 2005 approximately 86% and 85%, respectively, of our lines are provided on our own facilities and leased local loops. At June 30, 2006 and 2005 approximately 7% and 6%, respectively, of our lines are provided using the UNE platform delivery method.

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

On September 23, 2005, February 2, 2006 and July 18, 2006, the RCA issued orders granting us certification to serve the service areas of Ketchikan Public Utilities, Cordova Telephone Cooperative, Copper Valley Telephone Cooperative, Matanuska Telephone Cooperative, the Glacier State area served by ACS of the Northland, Alaska Telephone Company, Interior Telephone Company, United-KUC and Mukluk Telephone Company. The affected rural local exchange carriers have appealed various aspects of the certification rulings.

We plan to offer service in these new areas using a combination of methods. To a large extent, we plan to use our existing cable network to deliver local services. Where we do not have cable plant, we may use wireless technologies and resale of other carrier's services. We may lease portions of an existing carrier's network or seek wholesale discounts, but our application is not dependent upon access to either UNEs of the Incumbent Local Exchange Carrier's ("ILEC") network or wholesale discount rates for resale of ILEC services.

On May 2, 2005 we tendered an interconnection request to the City of Ketchikan d/b/a Ketchikan Public Utilities ("KPU"), which had been authorized by the RCA to provide video programming services through its KPU CommVision division on April 26, 2005. Under the terms of Section 251(f)(1)(C) of the Telecommunications Act of 1996 KPU's current rural exemption from negotiation will be forfeited if, and when, KPU commences offering video programming. On June 3, 2005, we entered into a stipulation with KPU recognizing that KPU will forfeit its rural exemption and that negotiations for interconnection would commence when KPU commences offering video programming. Negotiations began in December 2005 and culminated in a contract in June 2006. The Ketchikan City Council approved the contract in June 2006 and the contract will be submitted to the RCA for final approval in August 2006.

We plan to have deployed more than 35,000 additional digital local phone service ("DLPS") lines which utilize our Anchorage coaxial cable facilities by December 31, 2006. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

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

Managed Services
We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services. We also supply integrated voice and data communications systems incorporating interstate and intrastate digital private lines, point-to-point and multipoint private network and small earth station services. There are a number of competing companies in Alaska that actively sell and maintain data and voice communications systems.

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

We have 22,900 and 12,200 combined Consumer and Commercial wireless lines in service at June 30, 2006 and 2005, respectively. A wireless line in service is defined as a revenue generating wireless device. Our average wireless revenue per combined Consumer and Commercial subscriber is $53.90 and $52.62 during the three and six months ended June 30, 2006, respectively, calculated by dividing our combined Consumer and Commercial usage revenues by our combined Consumer and Commercial subscriber count.

GCI has reached a definitive agreement to invest $29.5 million in Alaska DigiTel. In exchange for the investment, GCI will receive a majority equity interest in Alaska DigiTel but will not own voting control of the venture. We view GCI's investment as an incremental way to participate in future growth of the wireless industry in Alaska. Our existing distribution agreement with Dobson remains in full effect and our existing wireless products will continue to compete with Alaska DigiTel in the Alaska market. The transaction is subject to customary closing conditions, including documentation and regulatory approvals.

The Alaska DigiTel Applicants jointly filed applications with the FCC seeking the requisite regulatory consent to the parties' transaction. Matanuska Telephone Association filed a Petition to Deny the applications with the FCC in February 2006. ACS Wireless, Inc. filed an objection to the applications with the FCC in July 2006. The Alaska DigiTel Applicants are opposing these adverse filings. It is uncertain when the FCC will act upon the contested applications. We are uncertain when this transaction will close.

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

                                                                         Percent-                               Percent-
                                                                           age                                    age
                                                                          Change(1)                              Change(1)
                                                Three Months Ended         2006          Six Months Ended         2006
                                                     June 30,               vs.              June 30,              vs.
    (Unaudited)                                 2006          2005         2005         2006         2005         2005
                                                ----          ----         ----         ----         ----         ----
    Statements of Operations Data:
      Revenues:
        Consumer services segment               37.4%         36.5%         9.6%        37.6%        37.1%         7.9%
        Network Access services segment         35.0%         33.3%        12.1%        34.3%        32.7%        11.5%
        Commercial services segment             22.0%         23.9%        (1.5%)       22.6%        23.8%         0.7%
        Managed broadband services segment       5.6%          6.3%        (5.7%)        5.5%         6.4%        (7.3%)
                                           -------------------------------------------------------------------------------
          Total revenues                       100.0%        100.0%         6.8%       100.0%       100.0%         6.4%
      Selling, general and administrative
        expenses                                34.4%         34.4%         7.0%        34.7%        34.6%         6.8%
      Bad debt expense (recovery)                1.1%          0.2%       589.7%         0.8%        (0.1%)    1,256.6%
      Depreciation and amortization expense     17.1%         16.6%        10.0%        17.5%        16.6%        11.9%
      Operating income                          14.4%         16.3%        (6.1%)       14.4%        16.0%        (4.3%)
      Net income before income taxes and
        cumulative effect of a change in
        accounting principle                     7.4%          8.4%        (5.8%)        7.1%         8.0%        (6.2%)
      Net income before cumulative effect
        of a change in accounting principle      4.4%          4.8%        (2.7%)        3.9%         4.6%        (8.9%)
      Net income                                 4.4%          4.8%        (2.7%)        3.7%         4.6%       (15.0%)

   --------------------------
   (1)Percentage change in underlying data.
   --------------------------

Three Months Ended June 30, 2006 ("second quarter of 2006") Compared To Three Months Ended June 30, 2005 ("second quarter of 2005")

Overview of Revenues and Cost of Goods Sold
Total revenues increased 6.8% from $110.7 million in the second quarter of 2005 to $118.2 million in the second quarter of 2006. Revenue increases in our Consumer and Network Access segments were partially off-set by decreased revenue in our Commercial and Managed Broadband segments. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 7.1% from $36.0 million in the second quarter of 2005 to $38.6 million in the second quarter of 2006. Increases in the

Consumer, Network Access and Commercial segments' Cost of Goods Sold were partially off-set by decreased Cost of Goods Sold in our Managed Broadband segment. See the discussion below for more information by segment.

Consumer Services Segment Overview
Consumer services segment revenue in the second quarter of 2006 represented 37.4% of consolidated revenues. The components of Consumer services segment revenue are as follows (amounts in thousands):

                                                                            Second Quarter               Percentage
                                                                        2006              2005             Change
                                                                   --------------    -------------    ----------------
   Voice                                                          $    11,451            11,593             (1.2%)
   Video                                                               22,329            21,142              5.6%
   Data                                                                 7,258             6,321             14.8%
   Wireless                                                             3,185             1,293            146.3%
                                                                   --------------    -------------    ----------------
     Total Consumer services segment revenue                      $    44,223            40,349              9.6%
                                                                   ==============    =============    ================

Selected key performance indicators for our Consumer services segment follow:

                                                                               June 30,                 Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Voice:
     Total local access lines in service(1)                            67,700            68,200            (0.7%)
     DLPS local access lines in service(1)                             25,300            12,400           104.0%

   Video:
     Basic subscribers(2)                                             121,900           121,200             0.6%
     Digital programming tier subscribers(3)                           55,100            48,700            13.1%
     HD/DVR converter boxes(4)                                         18,800             7,400           154.1%
     Homes passed                                                     217,100           211,000             2.9%

   Data:
     Cable modem subscribers(5)                                        75,000            64,300            16.6%

   ------------------
   (1) A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
   (2) A basic cable subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased.
   (3) A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets or digital programming tiers purchased. Digital programming tier subscribers are a sub-set of basic subscribers.
   (4) An HD/DVR converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service.
   (5) A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be basic subscribers though basic cable service is not required to receive cable modem service.
   ------------------

                                                                            Second Quarter              Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Voice:
     Long-distance minutes carried (in millions)                        35.9              40.5            (11.4%)

   Video:
     Average monthly gross revenue per subscriber(1)                  $60.92            $59.22              2.9%

 -------------------
 (1) Quarter-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.
 -------------------

We have 92,800 Consumer long-distance customers at June 30, 2006. A long-distance customer is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month. Due to our implementation of a new unified billing system on September 1, 2005 this statistic is not available for June 30, 2005.

Consumer Services Segment Revenues
The 1.2% decrease in voice revenue is primarily due to the decrease in long-distance minutes carried for these customers. The decrease is partially off-set by a $157,000 increase in support from the Universal Service Program.

The 5.6% increase in video revenue is primarily due to an increase in digital programming tier subscribers in the second quarter of 2006, the rate increases previously described, and a 23.2% increase in equipment rental revenue to $3.2 million in the second quarter of 2006. The increase in equipment rental revenue is primarily caused by the increased use of digital distribution technology.

The 14.8% increase in data revenue is primarily due to a 16.7% increase in cable modem revenue to $6.1 million in the second quarter of 2006 as compared to the second quarter of 2005. The increase in cable modem revenue is primarily due to the increase in subscribers.

The 146.3% increase in wireless revenue is primarily due to the increase in wireless subscribers.

Consumer Services Segment Cost of Goods Sold
Consumer services segment Cost of Goods Sold increased 9.0% to $17.1 million from the second quarter of 2005 to the second quarter of 2006 primarily due to increased video and wireless Cost of Goods Sold resulting from increased revenue. The increase in Cost of Goods Sold is partially off-set by decreased voice Cost of Goods Sold primarily due to cost savings resulting from the increased deployment of DLPS lines in the last six months of 2005 and the first six months of 2006.

Network Access Services Segment Overview
Network access services segment revenue in the second quarter of 2006 represented 35.0% of consolidated revenues. The components of Network Access services segment revenue are as follows (amounts in thousands):

                                                                            Second Quarter               Percentage
                                                                        2006              2005             Change
                                                                   --------------    -------------    ----------------
   Voice                                                          $    27,844            23,940             16.3%
   Data                                                                13,533            12,967              4.4%
                                                                   --------------    -------------    ----------------
     Total Network Access services segment revenue                $    41,377            36,907             12.1%
                                                                   ==============    =============    ================

Selected key performance indicators for our Network Access services segment follow:

                                                                               June 30,                  Percentage
                                                                        2006             2005              Change
                                                                   --------------    -------------    ----------------
   Voice:
     Total local access lines in service(1)                             3,300            3,600              (8.3%)

   ------------------
   (1) A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
   ------------------

                                                                            Second Quarter               Percentage
                                                                        2006             2005              Change
                                                                   --------------    -------------    ----------------
   Voice:
     Long-distance minutes carried (in millions)                        331.5            271.3              22.2%

Network Access Services Segment Revenues
The 16.3% increase in voice revenue is primarily due to the increase in minutes carried for our other common carrier customers partially off-set by a 4.2% decrease in our rate per minute on minutes carried for other common carriers. The average rate per minute decrease is primarily due to the annual 3.0% rate decrease mandated by the Consolidated Appropriations Act for Fiscal Year 2005 effective January 2005 which will result in rate decreases of 3.0% per year through 2010 and a change in the composition of traffic carried.

Network Access Services Segment Cost of Goods Sold
Network Access services segment Cost of Goods Sold increased 12.9% to $8.8 million from the second quarter of 2005 to the second quarter of 2006 primarily due to increased voice minutes carried.

Commercial Services Segment Overview
Commercial services segment revenue in the second quarter of 2006 represented 22.0% of consolidated revenues. The components of Commercial services segment revenue are as follow (amounts in thousands):

                                                                            Second Quarter               Percentage
                                                                        2006              2005             Change
                                                                   --------------    -------------    ----------------
   Voice                                                          $     8,097             8,796             (7.9%)
   Video                                                                1,933             1,889              2.3%
   Data                                                                15,400            15,468             (0.4%)
   Wireless                                                               583               254            129.5%
                                                                   --------------    -------------    ----------------
     Total Commercial services segment revenue                    $    26,013            26,407             (1.5%)
                                                                   ==============    =============    ================

Selected key performance indicators for our Commercial services segment follow:

                                                                               June 30,                  Percentage
                                                                        2006              2005             Change
                                                                   --------------    -------------    ----------------
   Voice:
     Total local access lines in service(1)                            40,400            40,100              0.7%
     DLPS local access lines in service(1)                              1,100               400            175.0%

   Data:
     Cable modem subscribers(2)                                         7,100             5,900             20.3%

   ------------------
   (1) A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
   (2) A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.
   ------------------

                                                                            Second Quarter              Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Voice:
     Long-distance minutes carried (in millions)                        34.4              35.9             (4.2%)

We have 11,700 Commercial long-distance customers at June 30, 2006. A long-distance customer is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month. Due to our implementation of a new unified billing system on September 1, 2005 this statistic is not available for June 30, 2005.

We leased a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provided management and maintenance services for this capacity to a significant customer. The lessee signed a contract with a competitor in March 2005, started the transition of their circuits from our fiber optic cable system to our competitor's microwave system in June 2006, and plans to have the transition complete by November 2006. We expect to sign an agreement with our competitor to lease capacity on our fiber optic cable system in association with their contract. We expect this transition to result in a $9.5 million annual decrease in the data component of Commercial Services segment revenue when it is completed with a decrease of approximately one-half the annual decrease in the year ended December 31, 2006 depending upon the pace of the transition.

Commercial Services Segment Revenues
The 7.9% decrease in voice revenue is primarily due to the decrease in minutes carried for our Commercial customers.

The 0.4% decrease in data revenue is primarily due to the following:

         o A $475,000 or 84.8% decrease resulting from product sales in second quarter 2005 that did not recur in second quarter 2006, and
         o A $65,000 or 0.9% decrease in managed services revenue primarily due to a $428,000 or 12.0% decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks as described above partially off-set by a $363,000 or 10.3% increase in special project revenues.

The decrease is partially off-set by a $494,000 or 15.6% increase in private line and private network services due to an increase in the number of circuits sold.

Commercial Services Segment Cost of Goods Sold
Commercial services segment Cost of Goods Sold increased 4.1% to $11.6 million from the second quarter of 2005 to the second quarter of 2006 primarily due to a $449,000 or 198.7% increase in wireless Cost of Goods Sold resulting from increased revenue.

Managed Broadband Services Segment Overview
Managed broadband services segment revenue in the second quarter of 2006 represented 5.6% of consolidated revenues. Managed broadband services segment revenue, which includes data products only, decreased $397,000 to $6.6 million in the second quarter of 2006 as compared to the second quarter of 2005.

Selected key performance indicators for our Commercial services segment follow:

                                                                               June 30,                 Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Managed broadband services:
     SchoolAccess(R) customers                                           45                43               4.7%
     Rural health customers                                              21                21               0.0%

Managed Broadband Services Segment Revenues
The decrease in Managed Broadband services segment revenue is primarily due to a decrease in our multi-site SchoolAccess(R) customers in the second quarter of 2006 as compared to 2005 and a decrease in the rate charged for certain circuits purchased by our rural health customers. An increase in single-site SchoolAccess(R) customers from which we generate less revenue was partially off-set by the decrease in multi-site SchoolAccess(R) customers.

Managed Broadband Services Segment Cost of Goods Sold
Managed broadband services segment Cost of Goods Sold decreased $316,000 to $1.1 million from the second quarter of 2005 to the second quarter of 2006. The decrease is primarily due to a second quarter of 2005 analysis of circuit costs directly contributing to the Managed Broadband services segment revenues. The analysis resulted in a $535,000 increase in Broadband services Cost of Goods Sold in the second quarter of 2005 that included first and second quarter 2005 circuit costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 7.0% to $40.7 million in the second quarter of 2006 primarily due to a $1.5 million increase in our share-based compensation expense mostly resulting from our adoption of SFAS No. 123(R) on January 1, 2006. Following our adoption of SFAS No. 123(R) we recognized $1.6 million in share-based compensation expense which was allocated to our reportable segments as follows (amounts in thousands):

                                                                   Reportable Segments
                                            ------------------------------------------------------------------
                                                            Network                       Managed
                                               Consumer      Access       Commercial     Broadband    Total
                                            ------------- ------------ --------------- ------------ ----------
         Share-based compensation expense  $     508           605           348            121       1,582
                                            ============= ============ =============== ============ ==========

As a percentage of total revenues, selling, general and administrative expenses were 34.4% in the second quarter of 2006 and 2005.

Bad Debt Expense
Bad debt expense increased $1.1 million to a net expense of $1.3 million in the second quarter of 2006 as compared to the second quarter of 2005. The increase is primarily due to the following:

         o A $996,000 decrease in the realization of a recovery from MCI, Inc. (merged with Verizon Communications Inc. ("Verizon") in January 2006) through a reduction to bad debt expense in the second quarter of 2006 as compared to the second quarter of 2005, and
         o A $479,000 increase in the allowance for our long-distance, local service and Internet invoices generated by the unified order management and fulfillment, billing, customer service, cash application, and credit and collection system to which we converted on September 1, 2005. The allowance increase is due to an increase in the age of certain invoices as we resolve billing issues.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 10.0% to $20.2 million in the second quarter of 2006. The increase is primarily due to our $95.3 million investment in equipment and facilities placed into service during 2005 for which a full year of depreciation will be recorded in 2006 and the $21.4 million investment in equipment and facilities placed into service during the second quarter of 2006 for which a partial year of depreciation will be recorded in 2006.

Income Tax Expense
GCI, Inc., as a wholly-owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, all discussions regarding income taxes reflect the consolidated group's activity.

Income tax expense totaled $3.9 million in the second quarter of 2006 and $4.0 million in the second quarter of 2005. Our effective income tax rate decreased from 43.3% in the second quarter of 2005 to 41.6% in the second quarter of 2006.

At June 30, 2006, we have (1) tax net operating loss carryforwards of approximately $153.8 million that will begin expiring in 2010 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.2 million available to offset regular income taxes payable in future years. We estimate that we will utilize net operating loss carryforwards of $22.0 million to $27.0 million during the year ended December 31, 2006. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

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

Six Months Ended June 30, 2006 ("2006") Compared To Six Months Ended June 30, 2005 ("2005")

Overview of Revenues and Cost of Goods Sold
Total revenues increased 6.4% from $217.2 million in 2005 to $231.0 million in 2006. Revenue increases in our Consumer, Network Access and Commercial segments were partially off-set by decreased revenue in our Managed Broadband segment. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 5.1% from $71.2 million in 2005 to $74.8 million in 2006. Increases in the Consumer and Network Access segments' Cost of Goods Sold were partially off-set by decreased Cost of Goods Sold in our Commercial and Managed Broadband segments. See the discussion below for more information by segment.

Consumer Services Segment Overview
Consumer services segment revenue in 2006 represented 37.6% of consolidated revenues. The components of Consumer services segment revenue are as follow (amounts in thousands):

                                                                                                         Percentage
                                                                        2006              2005             Change
                                                                   --------------    -------------    ----------------
   Voice                                                          $    22,763            23,589             (3.5%)
   Video                                                               44,331            42,136              5.2%
   Data                                                                14,219            12,566             13.2%
   Wireless                                                             5,573             2,250            147.7%
                                                                   --------------    -------------    ----------------
     Total Consumer services segment revenue                      $    86,886            80,541              7.9%
                                                                   ==============    =============    ================

Selected key performance indicators for our Consumer services segment follow:

                                                                                                        Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Voice:
     Long-distance minutes carried (in millions)                        72.8              81.3            (10.5%)

   Video:
     Average monthly gross revenue per subscriber(1)                  $60.55            $59.24              2.2%

 ------------------------
 (1) Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.
 ------------------------

Please refer to our three-month results of operations discussion for our June 30, 2006 and 2005 selected key performance indicators.

Consumer Services Segment Revenues
The 3.5% decrease in voice revenue is primarily due to the decrease in long-distance minutes carried for these customers and a $502,000 decrease in support from the Universal Service Program in 2006 as compared to 2005. The decrease is partially off-set by an approximately $300,000 increase in local service revenue in 2006 as compared to 2005 due to the implementation of the monthly network access fee in April 2005.

The 5.2% increase in video revenue is primarily due to an increase in digital programming tier subscribers in 2006, the rate increases previously described, and a 22.1% increase in equipment rental revenue to $6.4 million in 2006. The increase in equipment rental revenue is primarily caused by the increased use of digital distribution technology.

The 13.2% increase in data revenue is primarily due to a 13.4% increase in cable modem revenue to $12.0 million in 2006 as compared to 2005. The increase in cable modem revenue is primarily due to the increase in subscribers.

The 147.7% increase in wireless revenue is primarily due to the increase in wireless subscribers.

Consumer Services Segment Cost of Goods Sold
Consumer services segment Cost of Goods Sold increased 7.8% to $33.0 million from 2005 to 2006 primarily due to increased video and wireless Cost of Goods Sold resulting from increased revenue. The increase in Cost of Goods Sold is partially off-set by decreased voice Cost of Goods Sold primarily due to cost savings resulting from the increased deployment of DLPS lines in the last six months of 2005 and first six months of 2006.

Network Access Services Segment Overview
Network access services segment revenue in 2006 represented 34.3% of consolidated revenues. The components of Network Access services segment revenue are as follows (amounts in thousands):

                                                                                                         Percentage
                                                                        2006              2005             Change
                                                                   --------------    -------------    ----------------
   Voice                                                          $    52,328            44,909             16.5%
   Data                                                                26,872            26,142              2.8%
                                                                   --------------    -------------    ----------------
     Total Network Access services segment revenue                $    79,200            71,051             11.5%
                                                                   ==============    =============    ================

Selected key performance indicators for our Network Access services segment follow:

                                                                                                        Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Voice:
     Long-distance minutes carried (in millions)                        619.5             497.9            24.4%

Please refer to our three-month results of operations discussion for our June 30, 2006 and 2005 selected key performance indicators.

Network Access Services Segment Revenues
The 16.5% increase in voice revenue is primarily due to the increase in minutes carried for our other common carrier customers partially off-set by a 4.3% decrease in our rate per minute on minutes carried for other common carriers. The average rate per minute decrease is primarily due to the annual 3.0% rate decrease mandated by the Consolidated Appropriations Act for Fiscal Year 2005 effective January 2005 which will result in rate decreases of 3.0% per year through 2010 and a change in the composition of traffic carried for other common carriers.

Network Access Services Segment Cost of Goods Sold
Network Access services segment Cost of Goods Sold increased 12.8% to $17.6 million from 2005 to 2006 primarily due to increased voice minutes carried.

Commercial Services Segment Overview
Commercial services segment revenue in 2006 represented 22.6% of consolidated revenues. The components of Commercial services segment revenue are as follows (amounts in thousands):

                                                                                                         Percentage
                                                                        2006              2005             Change
                                                                   --------------    -------------    ----------------
   Voice                                                          $    16,120            17,577             (8.3%)
   Video                                                                3,659             3,533              3.6%
   Data                                                                31,310            30,214              3.6%
   Wireless                                                             1,052               442            138.0%
                                                                   --------------    -------------    ----------------
     Total Commercial services segment revenue                    $    52,141            51,766              0.7%
                                                                   ==============    =============    ================

Selected key performance indicators for our Commercial services segment follow:

                                                                                                        Percentage
                                                                        2006              2005            Change
                                                                   --------------    -------------    ----------------
   Voice:
     Long-distance minutes carried (in millions)                        69.5              71.0             (2.1%)

Please refer to our three-month results of operations discussion for our June 30, 2006 and 2005 selected key performance indicators.

Commercial Services Segment Revenues
The 8.3% decrease in voice revenue is primarily due to the decrease in minutes carried for our Commercial customers.

The 3.6% increase in data revenue is primarily due to the following:

         o A $682,000 increase in managed services revenue primarily due to a $988,000 or 14.8% increase in special project revenues partially off-set by a $306,000 or 4.3% decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks as described above, and
         o A 7.8% increase to $7.1 million in private line and private network services due to an increase in the number of circuits sold.

The 138.0% increase in wireless revenue is primarily due to the increase in wireless subscribers.

Commercial Services Segment Cost of Goods Sold
Commercial services segment Cost of Goods Sold decreased 2.3% to $22.0 million from 2005 to 2006 primarily due to decreased voice minutes carried and cost savings resulting from the increased deployment of DLPS lines in the last six months of 2005 and first six months of 2006. The overall Cost of Goods Sold decrease is partially off-set by increased managed services Cost of Goods Sold primarily due to increased managed services revenue in 2006 as compared to 2005.

Managed Broadband Services Segment Overview
Managed broadband services segment revenue in 2006 represented 5.5% of consolidated revenues. Managed broadband services segment revenue, which includes data products only, decreased 7.3% to $12.8 million in 2006 as compared to 2005.

Please refer to our three-month results of operations discussion for our June 30, 2006 and 2005 selected key performance indicators.

Managed Broadband Services Segment Revenues
The decrease in Managed Broadband services segment revenue is primarily due to a decrease in our multi-site SchoolAccess(R) customers in 2006 as compared to 2005 and a decrease in the rate charged for certain circuits purchased by our rural health customers. An increase in single-site SchoolAccess(R) customers from which we generate less revenue was partially off-set by the decrease in multi-site SchoolAccess(R) customers.

Managed Broadband Services Segment Cost of Goods Sold
Managed broadband services segment Cost of Goods Sold decreased $332,000 to $2.1 million from 2005 to 2006.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.8% to $80.3 million in 2006 primarily due to the following:

         o A $2.2 million increase in our share-based compensation expense primarily due to our adoption of SFAS No. 123(R) on January 1, 2006. Following our adoption of SFAS No. 123(R) we recognized $2.3 million in share-based compensation expense which was allocated to our reportable segments as follows (amounts in thousands):

                                                                   Reportable Segments
                                            ------------------------------------------------------------------
                                                            Network                       Managed
                                               Consumer      Access       Commercial     Broadband    Total
                                            ------------- ------------ --------------- ------------ ----------
         Share-based compensation expense  $     770           811            509           170       2,260
                                            ============= ============ =============== ============ ==========

         o A $1.8 million increase in health insurance costs primarily resulting from a decrease in our reserve for incurred but not reported health insurance claims in 2005 in order to reflect historical experience that was not repeated in 2006 and an increase in our medical claims in 2006.

The selling, general and administrative expenses increase is partially off-set by a $677,000 decrease in our company-wide success sharing bonus accrual in 2006.

As a percentage of total revenues, selling, general and administrative expenses increased to 34.7% in 2006 from 34.6% in 2005, primarily due to an increase in selling, general and administrative expenses without a proportional increase in revenues.

Bad Debt Expense (Recovery)
Bad debt expense (recovery) increased $2.0 million to a net expense of $1.8 million in 2006 primarily due to the following:

         o A $1.5 million decrease in the realization of a recovery from Verizon through a reduction to bad debt expense in 2006 as compared to 2005, and
         o A $859,000 increase in the allowance for our long-distance, local service and Internet invoices generated by the unified order management and fulfillment, billing, customer service, cash application, and credit and collection system to which we converted on September 1, 2005. The allowance increase is due to an increase in the age of certain invoices as we resolve billing issues.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 11.9% to $40.3 million in 2006. The increase is primarily due to our $95.3 million investment in equipment and facilities placed into service during 2005 for which a full year of depreciation will be recorded in 2006 and the $21.4 million investment in equipment and facilities placed into service during 2006 for which a partial year of depreciation will be recorded in 2006.

Income Tax Expense
Income tax expense totaled $7.5 million in 2006 and $7.5 million in 2005. Our effective income tax rate increased from 43.0% in 2005 to 44.7% in 2006 due primarily to adjustments to deferred tax assets and liabilities balances in 2006.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2006 we adopted SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) requires us to measure share-based compensation liability instruments at fair value as of January 1, 2006. Previously, we measured those liability instruments at their intrinsic value determined as of their grant date. The transition impact (expense) of adopting SFAS No. 123(R) attributed to measuring such liability instruments at fair value totaled approximately $1.1 million, net of income tax benefit of $469,000 and is reported as a component of the cumulative effect of change in accounting principle in the accompanying June 30, 2006 Consolidated Statement of Operations.

Additionally, SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact (benefit) of adopting SFAS No. 123(R) attributed to accruing for expected forfeitures on outstanding share-based awards totaled $108,000, net of income tax expense of $44,000 and is reported as a component of the cumulative effect of change in accounting principle in the accompanying June 30, 2006 Consolidated Statement of Operations.

Multiple System Operator ("MSO") Operating Statistics
Our operating statistics include capital expenditures and customer information from our Consumer and Commercial services segments which offer services utilizing our cable services' facilities.

Our capital expenditures by standard reporting category for the six months ended June 30, 2006 and 2005 follows (amounts in thousands):

                                                             2006             2005
                                                        --------------    -------------
    Customer premise equipment                         $     7,799            7,138
    Line extensions                                          4,677            1,363
    Upgrade/rebuild                                          2,561            7,441
    Support capital                                            610              508
    Scalable infrastructure                                    386            1,818
    Commercial                                                  17              169
                                                        --------------    -------------
    Sub-total                                               16,050           18,437
    Remaining reportable segments capital
      expenditures                                          19,169           29,253
                                                        --------------    -------------
                                                       $    35,219           47,690
                                                        ==============    =============

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable services segment's facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At June 30, 2006 and 2005 we had 123,800 and 125,400 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At June 30, 2006 and 2005 we had 247,800 and 220,500 revenue generating units, respectively.

Liquidity and Capital Resources

Cash flows from operating activities totaled $53.7 million for the six months ended June 30, 2006 as compared to $53.4 million for the six months ended June 30, 2005.

Other sources of cash during the six months ended June 30, 2006 included $7.7 million from GCI's issuance of its Class A common stock. Other uses of cash during the six months ended June 30, 2006 included expenditures of $35.2 million for property and equipment, including construction in progress, the purchase on GCI's behalf of $21.9 million of common stock to be retired, and the establishment of a $3.0 million bank depository account on behalf of GCI as collateral for an Alaska DigiTel term loan.

Working capital totaled $86.0 million at June 30, 2006, a $9.5 million increase as compared to $76.5 million at December 31, 2005. The change is primarily due to a $2.6 million reclassification of a long-term deposit to current assets and a $2.5 million reclassification of the current portion of Notes Receivable from Related Parties from non-current assets at June 30, 2006 as compared to December 31, 2005.

Net receivables increased $2.2 million from December 31, 2005 to June 30, 2006 primarily due to the timing of payments on trade receivables from several large customers.

Senior Notes
We were in compliance with all Senior Notes loan covenants at June 30, 2006.

Senior Credit Facility
We were in compliance with all Senior Credit Facility loan covenants at June 30, 2006.

Capital Lease Obligation
On March 31, 2006, through our subsidiary GCC we entered into an agreement to lease transponder capacity on Intelsat's Galaxy 18 spacecraft that is expected to be launched during 2007. We will also lease capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc. The leased capacity is expected to replace our existing transponder capacity on Intelsat's Galaxy 10R satellite when it reaches its end of life.

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

A summary of estimated future minimum lease payments for this lease follows (amounts in thousands):

           Years ending December 31:
             2006                                            $      ---
             2007                                                 4,584
             2008                                                 9,168
             2009                                                 9,168
             2010                                                 9,168
             2011 and thereafter                                 96,264
                                                              -----------
               Total minimum lease payments                  $  128,352
                                                              ===========

Upon payment of a monthly fee, we have the option to terminate the lease of the C-band transponders through June 1, 2007. We may forfeit our termination option at which time we would no longer be obligated to continue paying the monthly fee. If we elect to terminate our C-band transponder lease we must return the transponders and pay a termination fee.

Capital Expenditures
Our expenditures for property and equipment, including construction in progress, totaled $35.2 million and $47.7 million during the six months ended June 30, 2006 and 2005, respectively. Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2006 expenditures for property and equipment for our core operations, including construction in progress, to total $80.0 million to $90.0 million, depending on available opportunities and the amount of cash flow we generate during 2006.

Share Repurchases
GCI's Board of Directors has authorized a common stock buyback program for the repurchase of GCI's Class A and Class B common stock in order to reduce their outstanding shares of Class A and Class B common stock. We pay for the stock repurchases on GCI's behalf. GCI's Board of Directors authorized us and we obtained permission from our lenders for up to $50.0 million of repurchases through June 30, 2006. We are authorized to continue the stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases. During the six months ended June 30, 2006 we repurchased 1,857,442 shares of GCI's common stock at a cost of approximately $21.9 million. We expect to continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of GCI's Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Other Expenditures
GCI agreed to invest approximately $29.5 million in exchange for a majority equity interest in Alaska DigiTel, a small Alaska PCS provider. The existing owners will retain a minority ownership interest and voting control of Alaska DigiTel. The exact percentage and dollar amounts for GCI's interest in Alaska DigiTel will vary in proportion to the amount the existing owners elect to retain, but GCI expects to own between 75% and 85% after completion of the transaction. The transaction is based on a post closing enterprise valuation of $37.0 million for Alaska DigiTel. We will fund the transaction on GCI's behalf from cash on hand, by drawing down additional debt, or a combination of the two. In June 2006 GCI entered into a Reorganization Agreement with the members of Alaska DigiTel and certain other parties setting forth the formal terms and conditions the principal terms of which are the same as those in the superseded memorandum of understanding. The Alaska DigiTel Applicants jointly filed applications with the FCC seeking the requisite regulatory consent to the parties' transaction. Matanuska Telephone Association filed a Petition to Deny the applications with the FCC in February 2006. ACS Wireless, Inc. filed an objection to the applications with the FCC in July 2006. The Alaska DigiTel Applicants are opposing these adverse filings. It is uncertain when the FCC will act upon the contested applications. We are uncertain when this transaction will close.

We have provided on GCI's behalf a $3.0 million bank depository account as collateral for an Alaska DigiTel term loan.

On July 31, 2006, through our subsidiary GCC we entered into an agreement to purchase an IRU in the Kodiak-Kenai Cable Company, LLC's marine-based fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak and Seward, Alaska. The new system is under construction and we anticipate it will be placed into service in the first quarter of 2007. We have committed to purchase a minimum of $8.0 million to $8.5 million in IRU capacity in three installments through 2011.

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

                                                                    Payments Due by Period
                                               ----------------------------------------------------------------
                                                             Less than 1    1 to 3       4 to 5    More than 5
                                                   Total         Year        Years        Years       Years
                                               ----------------------------------------------------------------
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
                                               ============= =========== ============ ============ ============

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and on our Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates and therefore the amount is not determinable. Our Senior Notes require semi-annual interest payments of $11.6 million through February 2014. For a discussion of our Senior Notes and Senior Credit Facility see note 7 in the "Notes to Consolidated Financial Statements" included in Part II of our December 31, 2005 annual report on Form 10-K.

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

New Accounting Standards

For a discussion of our new accounting standards see note 1(j) in the accompanying "Notes to Interim Condensed Consolidated Financial Statements" included in Part I, Item 1 of this Report.

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

Those policies considered to be critical accounting policies for the six months ended June 30, 2006 are described below.

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

        o Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." We have recorded deferred tax assets of approximately $62.9 million associated with income tax net operating losses that were generated from 1992 to 2003, and that expire from 2010 to 2025. Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of approximately $2.2 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. In conjunction with certain 1996 acquisitions, we determined that approximately $20.0 million of the acquired net operating losses would not be utilized for income tax purposes, and elected with our December 31, 1996 income tax returns to forego utilization of such acquired losses. Deferred tax assets were not recorded associated with the foregone losses and, accordingly, no valuation allowance was provided. We have not recorded a valuation allowance on the deferred tax assets as of June 30, 2006 based on management's belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this Agreement bear interest at LIBOR plus 1.50% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of June 30, 2006, we have borrowed $158.4 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $1,584,000 of additional gross interest cost on an annualized basis.


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


(b) Changes in Internal Controls

During the first quarter of 2006 we corrected certain configuration settings in our new customer billing system so that credits and other adjustments are properly recorded. We will continue to vigorously monitor the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.
ITEM 6.
                                                               EXHIBITS

          Exhibit No.                                        Description
        --------------------------------------------------------------------------------------------------------
            10.135       Tenth Amendment to Contract for Alaska Access Services between General
                           Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and
                           MCI Communications Services, Inc. d/b/a Verizon Business Services
                           (successor-in-interest to MCI Network Services, Inc., which was formerly known as
                           MCI WorldCom Network Services)*
            10.136       Reorganization Agreement among General Communication, Inc., Alaska DigiTel, LLC, The
                           Members of Alaska DigiTel, LLC, AKD Holdings, LLC and The Members of Denali PCS,
                           LLC dated as of June 16, 2006 (Nonmaterial schedules and exhibits to the
                           Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K.
                           We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.)*
            31.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002 by our President and Director
            31.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial
                           Officer, Secretary and Treasurer
            32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002 by our President and Director
            32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial
                           Officer, Secretary and Treasurer

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



                                    GCI, INC.

              Signature                                        Title                                 Date
-------------------------------------       ------------------------------------------       -------------------
/s/ Ronald A. Duncan                        President and Director                              August 8, 2006
-------------------------------------       (Principal Executive Officer)                    -------------------
Ronald A. Duncan

/s/ G. Wilson Hughes                        Vice President and Director                         August 8, 2006
-------------------------------------                                                        -------------------
G. Wilson Hughes

/s/ John M. Lowber                          Secretary, Treasurer and Director                   August 8, 2006
-------------------------------------       (Principal Financial and Accounting              -------------------
John M. Lowber                              Officer)

                                       56