Form 10-Q/A
period 2006-09-30
GCI INC
filed 2006-12-07
CIK 75679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

Explanatory Note

This report was initially filed on November 14, 2006 before our independent registered public accounting firm was able to complete its review of our interim financial statements for the period ended September 30, 2006. The changes included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A consist of the following:

•

The elimination of references to the lack of independent registered public accounting firm review from this Explanatory Note, the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 32.1 to the report;

•

The correction of immaterial errors with respect to share based compensation expense for the nine-month period ended September 30, 2006, as described in note 1(k) to the accompanying “Notes to Interim Condensed Consolidated Financial Statements” in Part I, Item 1 of this report;

•

Updating certain disclosures contained in note 6 to the accompanying “Notes to Interim Condensed Consolidated Financial Statements” in Part I, Item 1 of this report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this report; and

•

Revising our disclosures regarding Controls and Procedures in Part I, Item 4 of this report to reflect that our management has concluded (a) that our disclosure controls were not effective as of September 30, 2006 and (b) an additional material weakness existed in our internal control over financial reporting as of December 31, 2005, in each case as a result of the restatements to the financial statements of our parent company, General Communication, Inc., described in note 7 to the accompanying “Notes to Interim Condensed Consolidated Financial Statements” in Part I, Item 1 of this report.

1a

GCI, INC.

A WHOLLY-OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2006
	(unaudited) and December 31, 2005	4

	Consolidated Statements of Operations for the three and nine months
	ended September 30, 2006 (unaudited) and 2005 (unaudited)	6

	Consolidated Statements of Stockholder’s Equity for the nine months
	ended September 30, 2006 (unaudited) and 2005 (unaudited)	7

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2006 (unaudited) and 2005 (unaudited)	8

	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	48

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 6.	Exhibits	49

Other items are omitted, as they are not applicable.

SIGNATURES		50

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of those words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating those statements, you should specifically consider various factors, including those identified under “Risk Factors” in our December 31, 2005 annual report on Form 10-K (as described further in note 7 in the accompanying “Notes to Interim Condensed Consolidated Financial Statements,” an amendment of our annual report on Form 10-K will be filed subsequent to the filing of this Form 10-Q/A), and elsewhere in this Quarterly Report. Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

GCI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2006	2005	2006	2005
Revenues	$125,821	113,761	356,863	330,936

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	41,283	36,345	116,065	107,590
Selling, general and administrative expenses	41,722	38,620	123,144	113,819
Restructuring charge	---	1,894	---	1,894
Bad debt expense (recovery)	767	31	2,606	(128)
Depreciation and amortization expense	20,390	18,510	60,723	54,562
Operating income	21,659	18,361	54,325	53,199

Other income (expense):
Interest expense	(8,995)	(9,013)	(26,245)	(25,748)
Loss on termination of capital lease	---	(2,797)	---	(2,797)
Amortization and write-off of loan and senior note fees	(251)	(2,224)	(753)	(3,155)
Interest income	759	266	1,398	557
Other	181	---	350	---
Other expense, net	(8,306)	(13,768)	(25,250)	(31,143)

Net income before income tax expense and cumulative effect of a change in accounting principle	13,353	4,593	29,075	22,056

Income tax expense	6,282	2,308	13,348	9,824

Net income before cumulative effect of a change in accounting principle	7,071	2,285	15,727	12,232

Cumulative effect of a change in accounting principle, net of income tax expense of $44	---	---	64	---

Net income	$7,071	2,285	15,791	12,232

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

GCI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(Amounts in thousands)	2006	2005
Cash flows from operating activities:
Net income	$15,791	12,232
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization expense	60,723	54,562
Deferred income tax expense	12,864	9,824
Share-based compensation expense	4,408	151
Cumulative effect of a change in accounting principle, net	(64)	---
Amortization and write-off of loan and senior note fees	753	3,155
Deferred compensation	357	640
Bad debt expense (recovery)	(199)	1,000
Loss on disposal of property and equipment	31	178
Loss on termination of capital lease	---	2,797
Other noncash income and expense items	926	857
Change in operating assets and liabilities	(15,001)	(24,123)
Net cash provided by operating activities	80,589	61,273

Cash flows from investing activities:
Purchases of property and equipment	(64,352)	(65,838)
Purchases of other assets and intangible assets	(2,621)	(2,470)
Notes receivable payments from related parties	649	---
Other	(6)	(230)
Proceeds from sales of assets	---	1,995
Net cash used in investing activities	(66,330)	(66,543)

Cash flows from financing activities:
Net distribution to General Communication, Inc.	(23,477)	(9,032)
Repayment of Senior Credit Facility	(1,325)	(400)
Repayments of capital lease obligations	(30)	---
Borrowing on Senior Credit Facility	---	38,832
Repayment of capital lease obligations	---	(38,981)
Payment upon early termination of capital lease	---	(2,797)
Payment of debt issuance costs	---	(1,085)
Net cash used in financing activities	(24,832)	(13,463)
Net decrease in cash and cash equivalents	(10,573)	(18,733)
Cash and cash equivalents at beginning of period	44,362	31,452

Cash and cash equivalents at end of period	$33,789	12,719

See accompanying notes to interim condensed consolidated financial statements.

GCI, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of GCI, Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, filed as part of our annual report on Form 10-K (as described further in note 7 below, an amendment of our annual report on Form 10-K will be filed subsequent to the filing of this Form 10-Q/A). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations, to account for share-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and revises guidance in SFAS 123, “Accounting for Stock-Based Compensation.” Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under GCI’s 1986 Stock Option Plan (“Stock Option Plan”) that were outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded $2,582,000 of share-based compensation expense for our equity-based awards, net of estimated forfeitures, during the nine months ended September 30, 2006 as a result of our adoption of SFAS 123(R). See note 4 for information on the assumptions we used to calculate the fair value of share-based compensation.

Prior to January 1, 2006, we accounted for all awards under GCI’s Stock Option Plan in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of GCI’s common stock on the grant date. Prior to our adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, as amended, we provided pro forma net income for each period as if we had applied the fair value method to measure share-based compensation expense.

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

GCI, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

The table below shows the effect of adopting SFAS No. 123(R) on selected items and what those items would have been under previous guidance under APB No. 25 and SFAS No. 123 for the nine months ended September 30, 2006 (amounts in thousands):

	As Reported	Under APB No. 25	Under SFAS 123
Operating income	$54,325	56,772	54,325
Net income before income taxes and cumulative effect of a change in accounting principle	29,075	31,522	29,075
Cumulative effect of a change in accounting principle, net of income tax expense of $44	64	---	---
Net income	15,791	17,168	15,727
Cash flow from operating activities [1]	80,589	80,589	80,589
Cash flow from financing activities [1]	(24,832)	(24,832)	(24,832)

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

The table below summarizes the impact on our results of operations for the nine months ended September 30, 2006 of outstanding stock options recognized under the provisions of SFAS 123(R) (amounts in thousands):

2006
Share-based employee compensation expense	$2,582
Income tax benefit	1,062
Net decrease in income	$1,520

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

During the nine months ended September 30, 2006 we have recorded $1,818,000, including

$1,141,000 to correct an immaterial error further described in note 1 (k), of share-based compensation expense for our liability-based award to recognize the cost of options granted pursuant to a lease agreement with a related party. These options are measured at fair value with changes in fair value included in Selling, General and Administrative Expenses in our Consolidated Statements of Operations for the nine months ended September 30, 2006.

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

The cost of a nonmonetary asset or service acquired in exchange for another nonmonetary asset or service is based upon the fair value of the asset surrendered to obtain it unless the fair value is not determinable, the transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange, or the exchange lacks commercial substance. If the exceptions apply we value the transaction using the recorded amount (after reduction, if appropriate, for an indicated impairment of value) of the nonmonetary asset or service relinquished. A gain or loss may be recognized on the exchange.

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

(k)	Reclassifications and Immaterial Error Correction

Reclassifications have been made to the 2005 financial statements to make them comparable with the 2006 presentation.

In the quarter ended September 30, 2006 we corrected an immaterial error related to the accounting for a non-employee share-based compensation award. During 2001 we issued a stock option award in association with a lease agreement. The lease agreement was later amended in 2002 to provide a cash settlement feature and we erroneously did not record this award at its fair value at each reporting period following such amendment. Upon implementation of SFAS 123(R) on January 1, 2006, we inappropriately recorded the $1,141,000 fair value of this award as a cumulative effect of a change in accounting principle. During the nine-month period ended September 30, 2006 we have reclassified this $1,141,000 expense from cumulative effect of a change in accounting principle to selling, general and administrative expenses. The reclassification increased selling, general and administrative expenses for the three months ended March 31, 2006 from $39,614,000 to $40,755,000 and for the cumulative six months ended June 30, 2006 from $80,281,000 to $81,422,000. We have also reclassified the related $469,000 income tax benefit from cumulative effect of a change in accounting principle to income tax expense. The reclassification decreased income tax expense for the three months ended March 31, 2006 from $3,679,000 to $3,210,000 and for the cumulative six months ended June 30, 2006 from $7,535,000 to $7,066,000. As a result of these reclassifications the cumulative effect of a change in accounting principle for the three months ended March 31, 2006 and the cumulative six months ended June 30, 2006 changed from $(608,000) to $64,000, respectively.

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

(3)	Intangible Assets

In November 2006, we decided to close an operating subsidiary and in connection with the closure we began to evaluate whether software for a Managed Broadband services segment product offering with a net book value of approximately $789,000 at September 30, 2006 will continue to be marketed and supported in the future. We currently have one customer using the software. The alternatives at this time are to continue software development, to seek a buyer for the software, or to abandon the current software upon the purchase of another software package if one is found to be more cost-effective. Depending on which decision is made, an impairment in the value of the software resulting in a write-down to net realizable value may be necessary. We expect to complete our evaluation in January 2007 at which time we will be better able to determine if an impairment in value exists, and if so, the amount of the net realizable value. There have been no other events or circumstances that indicate the recoverability of the carrying amounts of indefinite-lived and definite-lived intangible assets has changed as of September 30, 2006. The remaining useful lives of our cable certificates and goodwill were evaluated as of September 30, 2006 and events and circumstances continue to support an indefinite useful life. We reviewed the useful lives assigned to our definite-lived intangible assets and believe the lives continue to be appropriate as of September 30, 2006.

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

GCI’s Stock Option Plan, as amended, provides for the grant of options for a maximum of 13.2 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an option expires or terminates, the shares subject to the option will be available for further grants of options under the Stock Option Plan. Substantially all stock options granted vest in equal installments over a period of five years, and expire ten years from the date of grant. New shares are issued when stock option agreements are exercised, unless the stock option agreements are settled in cash. We are under no obligation to settle stock option agreements in cash. Our share repurchase program on behalf of GCI as described in Part 1, Item 2 below may include the purchase of shares issued pursuant to stock option agreement exercise transactions. We discontinued offering a cash-settlement exercise option to employees on October 23, 2006 and do not intend to cash-settle option exercises in the future.

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

We estimated the expected volatility of GCI’s common stock at the grant date using the historical volatility of its common stock over the most recent period equal to the expected stock option term and evaluated the extent to which available information indicated that future volatility may differ from historical volatility. Beginning January 1, 2006, we calculated historical volatility using the closing price of our common stock whereas previously we used the average of the day’s high and low prices of our common stock.

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

The following table shows our assumptions used to compute the share-based compensation expense and pro forma information in note 1(e) for stock options granted during the nine months ended September 30, 2006 and 2005:

	2006	2005
Expected term (years)	4.6 – 8.0	4.5 – 5.2
Volatility	43.3% – 61.4%	43.5% – 45.5%
Risk-free interest rate	4.6% – 5.1%	3.7% – 4.2%

SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact of adopting SFAS No. 123(R), attributed to accruing for expected forfeitures on outstanding share-based awards, totaled $108,000, which was reduced by income tax expense of $44,000 and is reported as cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2006.

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

We evaluate performance and allocate resources based on earnings from operations before depreciation and amortization expense, net interest expense and income tax expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 7 below, an amendment of our annual report on Form 10-K will be filed subsequent to the filing of this Form 10-Q/A). Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

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

GCI, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2006 and 2005 follows (amounts in thousands):

Three months ended September 30,		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2006
Revenues:
Intersegment	$	---	---	1,257	---	1,257
External		45,243	45,639	28,511	6,428	125,821
Total revenues		$45,243	45,639	29,768	6,428	127,078
Earnings from operations before depreciation, amortization, net interest expense and income taxes		$8,170	26,343	5,070	2,647	42,230

2005
Revenues:
Intersegment		$15	1,667	6,231	19	7,932
External		40,442	40,024	27,048	6,247	113,761
Total revenues		$40,457	41,691	33,279	6,266	121,693
Earnings from operations before depreciation, amortization, net interest expense and income taxes		$5,815	23,162	7,185	709	36,871

Nine months ended September 30,		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2006
Revenues:
Intersegment	$	---	---	3,981	---	3,981
External		132,129	124,839	80,652	19,243	356,863
Total revenues		$132,129	124,839	84,633	19,243	360,844
Earnings from operations before depreciation, amortization, net interest expense and income taxes		$23,747	68,569	16,654	6,428	115,398

2005
Revenues:
Intersegment		$44	5,107	18,220	58	23,429
External		120,984	111,074	78,813	20,065	330,936
Total revenues		$121,028	116,181	97,033	20,123	354,365
Earnings from operations before depreciation, amortization, net interest expense and income taxes		$20,995	62,012	19,910	4,844	107,761

20	(Continued)

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

A reconciliation of reportable segment earnings from operations before depreciation and amortization expense, net interest expense and income taxes to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Reportable segment earnings from operations before depreciation and amortization expense, net interest expense and income taxes	$42,230	36,871	115,398	107,761
Less depreciation and amortization expense	20,390	18,510	60,723	54,562
Less other income	181	---	350	---
Consolidated operating income	21,659	18,361	54,325	53,199
Less other expense, net	8,306	13,768	25,250	31,143
Consolidated net income before income taxes and cumulative effect of a change in accounting principle	$13,353	4,593	29,075	22,056

(6)	Commitments and Contingencies

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

Telecommunication Services Agreement and Capacity Leases

We leased a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provided management and maintenance services for this capacity to a significant customer. The lessee signed a contract with a competitor in March 2005, started the transition of its circuits from our fiber optic cable system to our competitor’s microwave system in June 2006, and expects to complete the transition during the first quarter of 2007. In November 2006, we signed an agreement with our competitor to lease capacity on our fiber optic cable system and provide certain other services in association with their contract. We expect this transition to result in a $9.5 million annual decrease in the data component of Commercial Services segment revenue when it is completed with a decrease of approximately one-half the annual decrease in the year ended December 31, 2006 depending upon the pace of the transition.

The following summary of minimum future service revenues reflects the termination of our contract and includes the expected revenue from the new agreement we signed with our competitor in addition to our other operating lease agreements included in the summary in note 16 included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 7 below, an amendment of our annual report on Form 10-K will be filed subsequent to the filing of this Form 10-Q/A) (amounts in thousands):

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

GCI, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

We received a decision from the U.S. district court on November 21, 2006. The court affirmed the RCA's decision in all respects, thus denying both our appeal on the final rate calculation and ACS' cross-appeal on the interim rate calculation. We now have until December 21, 2006 to decide whether to file an appeal of the district court’s decision with the Ninth Circuit Court of Appeals.

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

(7)	Parent Company Financial Statement Restatement

The Consolidated Statement of Operations of GCI, our parent company, for the nine months ended September 30, 2005 reflects restated balances. Those restatements do not affect our Consolidated Statement of Operations since they reduce the amount of net income available to GCI’s common shareholders used to calculate GCI’s basic and diluted net income per common share. However, the restatements do affect our management’s assessment of our disclosure controls and procedures as of December 31, 2005. Accordingly, we will amend our Form 10-K for the year ended December 31,

23	(Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

2005 to reflect a revision of our assessment of disclosure controls and procedures. Such Form 10-K/A will be filed subsequent to the filing of this Form 10-Q/A.

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

On May 2, 2005, we tendered an interconnection request to the City of Ketchikan d/b/a KPU, which had been authorized by the RCA to provide video programming services through its KPU CommVision division on April 26, 2005. Under the terms of Section 251(f)(1)(C) of the Telecommunications Act of 1996 (“Act”), KPU’s current rural exemption from negotiation will be forfeited if, and when, KPU commences offering video programming. On June 3, 2005, we entered into a stipulation with KPU recognizing that KPU will forfeit its rural exemption and that negotiations for interconnection would commence when KPU commences offering video programming. Negotiations began in December 2005 and culminated in a contract in June 2006. The Ketchikan City Council approved the contract in June 2006 and the contract was submitted to the RCA for final approval on August 21, 2006. We received an order from the RCA on November 14, 2006 approving the interconnection agreement.

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

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage Change [1]			Percentage Change [1]
	Three Months Ended		2006	Nine Months Ended		2006
	September 30,		vs.	September 30,		vs.
(Unaudited)	2006	2005	2005	2006	2005	2005
Statements of Operations Data:
Revenues:
Consumer services segment	36.0%	35.5%	11.9%	37.0%	36.5%	9.2%
Network Access services segment	36.3%	35.2%	14.0%	35.0%	33.6%	12.4%
Commercial services segment	22.6%	23.8%	5.4%	22.6%	23.8%	2.3%
Managed Broadband services segment	5.1%	5.5%	2.9%	5.4%	6.1%	(4.1%)
Total revenues	100.0%	100.0%	10.6%	100.0%	100.0%	7.8%
Selling, general and administrative expenses	33.2%	34.0%	8.0%	34.5%	34.4%	8.2%
Bad debt expense (recovery)	0.6%	0.0%	2,374.2%	0.7%	(0.0%)	2,135.9%
Restructuring charge	0.0%	1.7%	NM	0.0%	0.6%	NM
Depreciation and amortization expense	16.2%	16.3%	10.2%	17.0%	16.5%	11.3%
Operating income	17.2%	16.1%	18.0%	15.2%	16.1%	2.1%
Other expense, net	6.6%	12.1%	(39.7%)	7.1%	9.4%	(18.9%)
Net income before income taxes and cumulative effect of a change in accounting principle	10.6%	4.0%	190.7%	8.1%	6.7%	31.8%
Net income before cumulative effect of a change in accounting principle	5.6%	2.0%	209.5%	4.4%	3.7%	28.6%
Net income	5.6%	2.0%	209.5%	4.4%	3.7%	29.1%

________________________________

[1]	Percentage change in underlying data.

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

We leased a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks, and provided management and maintenance services for this capacity to a significant customer. The lessee signed a contract with a competitor in March 2005, started the transition of their circuits from our fiber optic cable system to our competitor’s microwave system in June 2006, and expects to complete the transition during the first quarter of 2007. In November 2006, we signed an agreement with our competitor to lease capacity on our fiber optic cable system and provide certain other services in association with their contract. We expect this transition to result in a $9.5 million annual decrease in the data component of Commercial Services segment revenue when it is completed with a decrease of approximately one-half the annual decrease in the year ended December 31, 2006 depending upon the pace of the transition.

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

In November 2006, we decided to close an operating subsidiary and in connection with the closure we began to evaluate whether software for a Managed Broadband services segment product offering with a net book value of $789,000 at September 30, 2006 will continue to be marketed and supported in the future. We currently have one customer using the software. The alternatives at this time are to continue software development, to seek a buyer for the software, or to abandon the current software upon the purchase of another software package if one is found to be more cost-effective. Depending on which decision is made, an impairment in the value of the software resulting in a write-down to net realizable value may be necessary. We expect to complete our evaluation in January 2007 at which time we will be better able to determine if an impairment in value exists, and if so, the amount of the net realizable value.

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

Other Expense, Net

Other expense, net of other income, decreased 39.7% to $8.3 million in the third quarter of 2006 primarily due to the following:

•

In August 2005, we finalized a $215.0 million Amended and Restated Senior Secured Credit Facility (“Amended Senior Credit Facility”) to replace our May 21, 2004 Senior Credit Facility resulting in the following third quarter of 2005 expenses:

•	We recognized a $2.8 million Loss on Early Extinguishment of Debt in the third quarter of 2005 resulting from termination of our Satellite Transponder Capital Lease, and
•

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8.2% to $123.1 million in 2006 primarily due to the following:

•

A $4.0 million increase in our share-based compensation expense due to the recognition of $2.6 million in share-based compensation expense following our adoption of SFAS No. 123(R) on January 1, 2006, a $1.1 million immaterial error correction as described in note 1(k) to the accompanying “Notes to Interim Condensed Consolidated Financial Statements” in Part I, Item 1 of this report, and a $676,000 increase in fair value of our share-based liability award. The $4.4 million in share-based compensation expense was allocated to our reportable segments as follows (amounts in thousands):

	Reportable Segments
	Consumer	Network Access	Commercial	Managed Broadband	Total
Share-based compensation expense	$ 1,490	1,620	969	329	4,408

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

As a percentage of total revenues, selling, general and administrative expenses increased to 34.5% in 2006 from 34.4% in 2005, primarily due to an increase in share-based compensation expense without a proportional increase in revenues.

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

Income Tax Expense

Income tax expense totaled $13.3 million in 2006 and $9.8 million in 2005. Our effective income tax rate increased from 44.5% in 2005 to 45.9% in 2006 primarily due to adjustments to deferred tax assets in 2006.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact (benefit) of adopting SFAS No. 123(R) attributed to accruing for expected forfeitures on outstanding share-based awards totaled $108,000, which was reduced by income tax expense of $44,000, and is reported as cumulative effect of a change in accounting principle in the accompanying September 30, 2006 Consolidated Statement of Operations.

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

Other sources of cash during the nine months ended September 30, 2006 included $8.5 million from GCI’s issuance of its Class A common stock. Other uses of cash during the nine months ended September 30, 2006 included expenditures of $64.4 million for property and equipment, including construction in progress the purchase on GCI’s behalf of $29.3 million of common stock to be retired, and the transfer of $3.0 million to GCI.

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

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and on our Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates. We used the current rate paid on the Senior Credit Facility to estimate our future interest payments. Our Senior Notes require semi-annual interest payments of $11.6 million through February 2014. For a discussion of our Senior Notes and Senior Credit Facility see note 7 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 7 in the accompanying “Notes to Interim Condensed Consolidated Financial Statements,” an amendment of our annual report on Form 10-K will be filed subsequent to the filing of this Form 10-Q/A).

For a discussion of our capital and operating leases, see note 16 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 7 in the accompanying “Notes to Interim Condensed Consolidated Financial Statements,” an amendment of our annual report on Form 10-K will be filed subsequent to the filing of this Form 10-Q/A) and note 6 in the accompanying “Notes to Interim Condensed Consolidated Financial Statements.”

Purchase obligations include a remaining commitment to purchase a certain number of outdoor, network powered multi-media adapters, indoor multi-media adapters, cable modems, and cable modem termination systems of $6.9 million and a remaining $10.8 million commitment for our Alaska Airlines agreement as further described in note 16 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 7 in the accompanying “Notes to Interim Condensed Consolidated Financial Statements,” an amendment of our annual report on Form 10-K will be filed subsequent to the filing of this Form 10-Q/A). The contracts associated with these commitments are non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $8.6 million which are not included in our Consolidated Balance Sheets at December 31, 2005, because the goods had not been received or the services had not been performed at December 31, 2005. The open purchase orders are cancelable.

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

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, share-based payments, and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 in “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2005 annual report on Form 10-K (as described further in note 7 in the accompanying “Notes to Interim Condensed Consolidated Financial Statements,” an amendment of our annual report on Form 10-K will be filed subsequent to the filing of this Form 10-Q/A).

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

PART I.

ITEM 4.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.

Based on that evaluation and as described below under “Changes in Internal Controls” (Item 4(b)), we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). Because of this material weakness, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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

Subsequent to September 30, 2006 we determined that an additional material weakness existed at December 31, 2005 associated with inadequately designed internal controls in our financial reporting process related to the interpretation and application of generally accepted accounting principles. Specifically, the Company’s policies and procedures did not consistently provide for effective analysis and implementation of accounting pronouncements as applied to non-routine transactions. As a result, there was an error in our parent company’s earnings per share calculation at December 31, 2005 with respect to premiums paid on a preferred stock redemption. Our parent company and we share the same management team. See Restatement of Consolidated Financial Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of GCI’s amended quarterly report on Form-10Q/A for the quarter ended September 30, 2006 for more information.

The Company’s management has identified the steps necessary to address this material weakness, including:

•	Ensuring that policies and procedures are adequately designed and implemented to provide for effective analysis and implementation of accounting pronouncements; and
•

Involving internal personnel assisted by external advisors, as deemed necessary, early in the analysis process, particularly in complex or non-routine transactions, to obtain additional guidance as to the application of generally accepted accounting principles to any such proposed transaction.

The Company began to execute the remediation plans identified above in the fourth quarter of 2006, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions.

We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

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

GCI, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	November 30, 2006
Ronald A. Duncan	(Principal Executive Officer)

/s/ G. Wilson Hughes	Vice President and Director	November 30, 2006
G. Wilson Hughes

/s/ John M. Lowber	Secretary, Treasurer and Director	November 30, 2006
John M. Lowber	(Principal Financial and Accounting Officer)

