Form 10-K/A
period 2005-12-31
GCI INC
filed 2006-12-19
CIK 75679

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

                                Explanatory Note

GCI, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amended Filing") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 23, 2006 ("Original Filing"). The Company is a wholly owned subsidiary of General Communication, Inc. (our parent company).

This Amended Filing is being issued because, as previously disclosed, on November 9, 2006, the Audit Committee of our parent company's Board of Directors and our parent company's management decided that the Company should amend our Original Filing after identifying an additional material weakness and revising our conclusion on the effectiveness of our disclosure controls as of December 31, 2005 ("Amendment").

For a more detailed description of our Amendment see Item 9A of Part II. For a detailed description of our parent company's restatement see the section entitled "Parent Company Financial Statement Restatement" under Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends Items 7, 8 and 9A of Part II, in each case as a result of, and to reflect, the Amendment and to explain our parent company's restatement. No other information in the Original Filing is amended hereby, except for certain updated risk factors in Item 1A of
Part I. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the Securities and Exchange Commission ("SEC"), Item 15 of Part IV of the Original Filing has been amended to contain the currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, and/or the Company's Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which was filed with the SEC on December 6, 2006, and any reports filed with the SEC subsequent to the date of this filing.

                                       1a

                                                      GCI, INC.
                                  A WHOLLY-OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
                                           2005 ANNUAL REPORT ON FORM 10-K/A
                                                 TABLE OF CONTENTS
Glossary....................................................................................................................3


Cautionary Statement Regarding Forward-Looking Statements..................................................................10


Part I.....................................................................................................................11

   Item 1.  Business.......................................................................................................11

   Item 1A. Risk Factors...................................................................................................51

   Item 1B. Unresolved Staff Comments......................................................................................60

   Item 2.  Properties.....................................................................................................61

   Item 3.  Legal Proceedings..............................................................................................63

   Item 4.  Submissions of Matters to a Vote of Security Holders...........................................................64

Part II....................................................................................................................64


   Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and
            Issuer Purchases of Equity Securities..........................................................................64

   Item 6.  Selected Financial Data........................................................................................65

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................66

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk....................................................100

   Item 8.  Consolidated Financial Statements and Supplementary Data......................................................100

   Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..........................100

   Item 9A. Controls and Procedures.......................................................................................100

   Item 9B. Other Information.............................................................................................102

Part III..................................................................................................................102


   Items 10,11,12, 13 and 14 are omitted per General Instruction I(1)(a) and (b) of Form 10-K.............................102

Part IV...................................................................................................................103


   Item 15.  Exhibits, Consolidated Financial Statement Schedules.........................................................103

   Item 15(b).  Exhibits..................................................................................................144

SIGNATURES................................................................................................................151

This Annual Report on Form 10-K/A is for the year ending December 31, 2005. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

Series B preferred stock repurchase. On May 25, 2005, GCI announced that it reached and closed a definitive agreement with Toronto Dominion Securities to repurchase the remaining 4,314 shares of its Series B Preferred stock for a total purchase price of $6,607,000. The 4,314 preferred shares were convertible into 777,297 shares of GCI's Class A Common shares and the transaction price represented an equivalent GCI Class A Common share purchase price of $8.50 per share. The preferred shares held by Toronto Dominion Securities were issued as part of a $20 million private equity investment made on April 30, 1999.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of December 31, 2005, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting.

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

In addition, we did not have adequately designed internal controls in our financial reporting process related to the interpretation and application of generally accepted accounting principles in that our policies and procedures did not consistently provide for effective analysis and implementation of accounting pronouncements as applied to non-routine transactions. We began to execute the remediation plans in the fourth quarter of 2006.

For a detailed description of these material weaknesses and our remediation efforts and plans, see Part II, Item 9A. The system development control deficiency resulted in a material error in our financial reporting. The financial reporting process control deficiency did not affect our 2005 consolidated financial statements since it reduced the amount of net income available to GCI's common shareholders used to calculate GCI's basic and diluted net income per common share, as discussed elsewhere in this Annual Report on Form 10-K/A. However, the financial reporting process control deficiency did affect our management's assessment of our disclosure controls and procedures as of December 31, 2005.

In response to these material weaknesses in our internal control over financial reporting, we are implementing additional controls and procedures and may incur additional related expenses. We cannot be certain that the measures we have taken and are planning to take will sufficiently and satisfactorily remediate the identified material weaknesses in full. Furthermore, we intend to continue improving our internal control over financial reporting and the implementation and testing of these efforts could result in increased cost and could divert management attention away from operating our business.

If the results of our remediation of the identified material weaknesses discussed above are not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.


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

Parent Company Financial Statement Restatement

The Consolidated Statement of Operations of GCI, our parent company, for the year ended December 31, 2005 reflects restated balances. Those restatements do not affect our financial position, results of operations or liquidity since they only reduce the amount of net income available to GCI's common shareholders used to calculate GCI's basic and diluted net income per common share.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 103. Our supplementary data is filed under Item 7, beginning on page 89.

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

Based on that evaluation we have identified two material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). Because of the following material weaknesses, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

    1. During 2005, our system development controls associated with the introduction of our new customer billing system did not operate effectively. Specifically, the original configuration of certain settings in the new system resulted in errors in processing credits and other adjustments to customer accounts receivable balances. As a result, material misstatements of revenue and accounts receivable occurred during the fourth quarter of 2005 and were corrected prior to the issuance of our 2005 consolidated financial statements.

    2. On November 9, 2006, GCI determined that it needed to restate certain of its previously issued consolidated financial statements. As a result of such restatement, our management reassessed our internal control over financial reporting using the COSO criteria and identified an additional material weakness in internal control over financial reporting associated with the interpretation and application of generally accepted accounting principles in that our policies and procedures did not consistently provide for effective analysis and implementation of accounting pronouncements as applied to non-routine transactions. Accordingly, management has amended this evaluation of disclosure controls and procedures to include this additional material weakness. An error was made in GCI's consolidated financial statements regarding the interpretation and application of generally accepted accounting principles as they relate to a May 25, 2005 transaction in which GCI repurchased from Toronto Dominion Securities ("TD") the remaining 4,314 shares of its Series B preferred stock owned by TD for a total purchase price of $6,607,000. The amount that GCI paid for the preferred stock in excess of the carrying amount of the shares on its balance sheet should have reduced the amount of GCI's net income available to common shareholders used to calculate GCI's basic and diluted net income per common share.

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

We have has identified the steps necessary to address the second material weakness, including:

     o Ensuring that policies and procedures are adequately designed and implemented to provide for effective analysis and implementation of accounting pronouncements; and
     o Involving internal personnel assisted by external advisors, as deemed necessary, early in the analysis process, particularly in complex or non-routine transactions, to obtain additional guidance as to the application of generally accepted accounting principles to any such proposed transaction.

We began to execute the remediation plans identified above in the fourth quarter of 2006, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions.

We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See Part I, Item 1A. Risk Factors.

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

Internal control over financial reporting is a system designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of its financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.  Other Information

None

                                    Part III

Items 10, 11, 12, 13 and 14 are omitted per General Instruction I(1)(a) and (b) of Form 10-K.

                                     Part IV

Item 15.  Exhibits, Consolidated Financial Statement Schedules

     (l) Consolidated Financial Statements Page No.

           Included in Part II of this Report:
                  Report of Independent Registered Public Accounting Firm                                   104

                  Consolidated Balance Sheets, December 31, 2005 and 2004                                   105 -- 106

                  Consolidated Statements of Operations,
                     Years ended December 31, 2005, 2004 and 2003                                           107

                  Consolidated Statements of Stockholder's Equity,
                     Years ended December 31, 2005, 2004 and 2003                                           108

                  Consolidated Statements of Cash Flows,
                     Years ended December 31, 2005, 2004 and 2003                                           109

                  Notes to Consolidated Financial Statements                                                110 -- 143

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

     (3) Exhibits                                                                                           144

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

                                      110                            (Continued)

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

                                      111                            (Continued)

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

                                      112                            (Continued)

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

                                      113                            (Continued)

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

                                      114                            (Continued)

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

                                      115                            (Continued)

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

                                      116                            (Continued)

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

                                      117                            (Continued)

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

                                      118                            (Continued)

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

                                      119                            (Continued)

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

                                      120                            (Continued)

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

                                      122                            (Continued)

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

                                      123                            (Continued)

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

                                      124                            (Continued)

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

                                      125                            (Continued)

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

                                      126                            (Continued)

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

                                      127                            (Continued)

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

                                      128                            (Continued)

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

                                      129                            (Continued)

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

                                      130                            (Continued)

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

                                      131                            (Continued)

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

                                      132                            (Continued)

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

                                      133                            (Continued)

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

                                      134                            (Continued)

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

                                      135                            (Continued)

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

                                      136                            (Continued)

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

                                      137                            (Continued)

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

                                      138                            (Continued)

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

                                      140                            (Continued)

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

                                      141                            (Continued)

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

                                      142                            (Continued)

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

Item 15(b).  Exhibits

       Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

         Exhibit No.                                               Description
       ----------------------------------------------------------------------------------------------------------------------
          3.1              Articles of Incorporation of the Registrant (18)
          3.2              Bylaws of the Registrant (18)
          10.3             Westin Building Lease (5)
          10.4             Duncan and Hughes Deferred Bonus Agreements (6)
          10.5             Compensation Agreement between General Communication, Inc. and William C. Behnke dated January
                              1, 1997 (19)
          10.6             Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (3)
          10.13            MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication,
                              Inc. dated January 1, 1993 (8)
          10.14            Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and
                              General Communication, Inc. dated January 1, 1993 (8)
          10.15            Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated
                              August 13, 1993 (9)
          10.16            Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated
                              August 13, 1993 (9)
          10.17            Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13,
                              1993 (9)
          10.20            The GCI Special Non-Qualified Deferred Compensation Plan (11)
          10.21            Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI
                              Communication Corp. (11)
          10.25            Licenses: (5)
          10.25.1             214 Authorization
          10.25.2             International Resale Authorization
          10.25.3             Digital Electronic Message Service Authorization
          10.25.11            Certificate of Convenience and Public Necessity - Telecommunications Service (Local
                                 Exchange) dated July 7, 2000 (48)
          10.26            ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage,
                              executed January 15, 1997 (18)
          10.29            Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (12)
          10.30            Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska
                              Cablevision, Inc. (12)
          10.31            Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock
                              Homer Cable System, J.V. (12)
          10.32            Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and
                              McCaw/Rock Seward Cable System, J.V. (12)
          10.33            Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among
                              General Communication, Inc., and the Prime Sellers Agent (13)
          10.34            First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General
                              Communication, Inc., ACNFI, ACNJI and ACNKSI (13)
          10.36            Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order
                              U-96-89(8) dated January 14, 1997 (18)
          10.37            Amendment to the MCI Carrier Agreement executed April 20, 1994 (18)
          10.38            Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (16)
          10.39            MCI Carrier Addendum--MCI 800 DAL Service effective February 1, 1994 (16)
          10.40            Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (16)

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
          10.132           Amendment #1 to $150 Million EBITDA Incentive Program dated December 30, 2005 (48)
          10.133           Memorandum of Understanding dated effective as of December 4, 2005 setting forth the principal terms and conditions of transactions proposed to be consummated among Alaska
                              DigiTel, LLC, an Alaska limited liability company, all of the members of Denali PCS, LLC, an Alaska limited liability company, and General Communication, Inc., an Alaska corporation # (48)

          14               Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (42)
          21.1             Subsidiaries of the Registrant  (48)
          31               Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
          32               Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002 *
          99               Additional Exhibits:
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

            39           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
            40           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003.
            41           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2003.
            42           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004.
            43           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
            44           Incorporated by reference to GCI's Annual Definitive Proxy Statement on Form 14A
                            filed on April 30, 2004.
            45           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2004.
            46           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005.
            47           Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005.
            48           Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended
                            December 31, 2005 filed March 23, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GCI, INC.

                                       By: /s/ Ronald A. Duncan
                                          ---------------------------------
                                           Ronald A. Duncan, President
                                           (Chief Executive Officer)
Date:      December 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                Signature                                        Title                                 Date
-------------------------------------       ------------------------------------------       -------------------
/s/ Ronald A. Duncan                        President and Director                            December 13, 2006
-------------------------------------       (Principal Executive Officer)                    -------------------
Ronald A. Duncan

/s/ G. Wilson Hughes                        Vice President and Director                       December 13, 2006
-------------------------------------                                                        -------------------
G. Wilson Hughes

/s/ John M. Lowber                          Secretary, Treasurer and Director                 December 13, 2006
-------------------------------------       (Principal Financial and Accounting              -------------------
John M. Lowber                              Officer)