Form 10-Q
period 2007-06-30
GCI INC
filed 2007-08-08
CIK 75679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2007
	(unaudited) and December 31, 2006	4

	Consolidated Income Statement for the three and six months
	ended June 30, 2007 (unaudited) and 2006 (unaudited)	6

	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2007 (unaudited) and 2006 (unaudited)	7

	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 6.	Exhibits	42

Other items are omitted, as they are not applicable.

SIGNATURES		43

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GCI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	(Unaudited)
	June 30,	December 31,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$8,337	57,647

Receivables	85,518	78,811
Less allowance for doubtful receivables	2,644	2,922
Net receivables	82,874	75,889

Deferred income taxes	17,714	20,685
Prepaid expenses	6,484	5,729
Inventories	4,049	3,362
Property held for sale	1,280	2,316
Notes receivable from related parties	59	1,080
Other current assets	1,196	1,988
Total current assets	121,993	168,696

Property and equipment in service, net of depreciation	476,564	454,879
Construction in progress	52,880	29,994
Net property and equipment	529,444	484,873

Cable certificates	191,565	191,565
Goodwill	42,181	42,181
Wireless certificates	26,925	1,497
Other intangible assets, net of amortization	11,703	7,011
Deferred loan and senior notes costs, net of amortization	6,701	7,091
Other assets	8,724	6,456
Total other assets	287,799	255,801
Total assets	$939,236	909,370

See accompanying notes to interim consolidated financial statements.

4	(Continued)

GCI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(Amounts in thousands)	(Unaudited)
	June 30,	December 31,
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDER'S EQUITY	2007	2006

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$1,814	1,792
Accounts payable	32,800	28,404
Deferred revenue	16,121	16,566
Accrued payroll and payroll related obligations	15,000	14,598
Accrued liabilities	11,767	8,166
Accrued interest	8,759	8,710
Subscriber deposits	761	489
Total current liabilities	87,022	78,725

Long-term debt	492,530	487,737
Obligations under capital leases, excluding current maturities	2,257	2,229
Obligation under capital lease due to related party, excluding current maturity	519	561
Deferred income taxes	89,208	86,998
Other liabilities	12,931	12,725
Total liabilities	684,467	668,975

Minority interest	6,525	---

Commitments and contingencies
Stockholder's equity:
Common stock (no par):
Class A common stock (no par). Authorized 10 shares; issued and oustanding 0.1 shares at June 30, 2007 and December 31, 2006	206,622	206,622
Paid-in capital	33,688	27,744
Retained earnings	7,934	6,029
Total stockholder's equity	248,244	240,395
Total liabilities, minority interest, and stockholder's equity	$939,236	909,370

See accompanying notes to interim consolidated financial statements.

5

GCI, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2007	(as amended) 2006	2007	(as amended) 2006
Revenues	$129,592	118,220	254,171	231,042
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	42,238	38,358	85,351	74,542
Selling, general and administrative expenses	47,486	40,992	96,010	82,248
Depreciation and amortization expense	21,742	20,172	43,196	40,333
Operating income	18,126	18,698	29,614	33,919

Other income (expense):
Interest expense	(8,941)	(8,696)	(17,641)	(17,250)
Amortization of loan and senior note fees	(216)	(251)	(396)	(502)
Interest income	161	482	345	639
Minority interest	(24)	282	(11)	169
Other expense, net	(9,020)	(8,183)	(17,703)	(16,944)

Income before income tax expense and cumulative effect of a change in accounting principle	9,106	10,515	11,911	16,975

Income tax expense	4,091	4,859	5,366	8,069

Income before cumulative effect of a change in accounting principle	5,015	5,656	6,545	8,906

Cumulative effect of a change in accounting principle, net of income tax expense of $44	---	---	---	64

Net income	$5,015	5,656	6,545	8,970

See accompanying notes to interim consolidated financial statements.

6

GCI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

(Amounts in thousands)	2007	2006 (as amended)
Cash flows from operating activities:
Net income	$6,545	8,970
Adjustments to reconcile net income to net cash provided by operating activities (net of effects of acquisition):
Depreciation and amortization expense	43,196	40,333
Deferred income tax expense	5,175	7,943
Share-based compensation expense	2,505	3,401
Other noncash income and expense items	3,313	1,397
Change in operating assets and liabilities, net of acquisition	(6,265)	(7,699)
Net cash provided by operating activities	54,469	54,345

Cash flows from investing activities:
Purchases of property and equipment	(67,689)	(35,716)
Purchase of business	(19,530)	---
Purchases of other assets and intangible assets	(4,445)	(3,258)
Other	25	643
Net cash used in investing activities	(91,639)	(38,331)

Cash flows from financing activities:
Repayment of debt and capital lease obligations	(26,126)	(945)
Borrowing on Senior Credit Facility	15,000	---
Net distribution to General Communication, Inc.	(1,014)	(16,784)
Net cash used in financing activities	(12,140)	(17,729)
Net decrease in cash and cash equivalents	(49,310)	(1,715)
Cash and cash equivalents at beginning of period	57,647	44,362

Cash and cash equivalents at end of period	$8,337	42,647

See accompanying notes to interim consolidated financial statements.

7

GCI, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of GCI, Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006, filed as part of our annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

(l)	Business and Summary of Significant Accounting Principles

In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Basis of Presentation

We were incorporated in Alaska in 1997 to affect the issuance of senior notes. As a wholly-owned subsidiary of General Communication, Inc. (“GCI”), we received through our initial capitalization all ownership interests in subsidiaries previously held by GCI. The GCI and GCI, Inc. interim consolidated financial statements include substantially the same account activity.

(a)	Business

We offer the following services:

•	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
•	Cable television services throughout Alaska,
•	Facilities-based competitive local access services in Anchorage, Fairbanks, Juneau, Eagle River, and Ketchikan, Alaska,
•	Internet access services,
•	Origination and termination of traffic in Alaska for certain common carriers,
•	Private line and private network services,
•	Managed services to certain commercial customers,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,
•	Sales and service of dedicated communications systems and related equipment,
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

GCI, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

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

Alaska DigiTel, LLC ("Alaska DigiTel") Acquisition

On January 2, 2007, we acquired 81.9% of the equity interest and 20.0% of the voting interest of Alaska DigiTel, an Alaska wireless provider, for $29.5 million. We have a variable interest in Alaska DigiTel in which we are the primary beneficiary as defined by FIN 46R. We view our investment as an incremental way to participate in future growth of the Alaska wireless industry. We consolidated Alaska DigiTel in accordance with FIN 46R and their results of operations are included in the Consolidated Income Statement for the entire six months ended June 30, 2007. The purchase price allocation has not been finalized at June 30, 2007 and it will be completed when the valuation analysis is final. The Alaska DigiTel purchase price has been preliminarily allocated as follows: cash $10.0 million, receivables, net $2.4 million, other current assets $850,000, property and equipment $12.8 million, wireless certificates $25.4 million, other intangible assets $4.4 million, current liabilities $4.1 million, debt $15.7 million and minority interest $6.5 million. The total assets of Alaska DigiTel were $52.6 million at June 30, 2007. Alaska DigiTel’s revenues for the six months ended June 30, 2007 were $13.5 million and are primarily included in our consumer segment. Alaska DigiTel had outstanding debt of $546,000 at June 30, 2007 that is collateralized by $801,000 of its property in service. Alaska DigiTel’s creditors do not have recourse to GCI, Inc.’s assets.

Assuming we had consolidated Alaska DigiTel on January 1, 2006, our revenues and income before cumulative effect of a change in accounting principle for the three and six months ended June 30, 2006 would have been as follows (amounts in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Pro forma consolidated revenue	$123,159	240,110
Pro forma income before cumulative effect of a change in accounting principle	$5,534	8,383

(c)	Earnings per Common Share

We are a wholly-owned subsidiary of GCI and, accordingly, are not required to present earnings per share. Our common stock is not publicly traded.

9	(Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

(d)	Asset Retirement Obligations

Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at June 30, 2007 and 2006 (amounts in thousands):

Balance at December 31, 2005	$3,210
Accretion expense for the six months ended June 30, 2006	86
Liability settled	(4)
Balance at June 30, 2006	$3,292

Balance at December 31, 2006	$3,408
Liability incurred	85
Accretion expense for the six months ended June 30, 2007	71
Liability settled	(2)
Balance at June 30, 2007	$3,562

Our asset retirement obligations are included in Other Liabilities.

(e)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill and cable and wireless certificates, and the accrual of cost of goods sold (exclusive of depreciation and amortization expense) (“Cost of Goods Sold”). Actual results could differ from those estimates.

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

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. We did not have any unrecognized tax benefits as of June 30, 2007 and 2006, and, accordingly, we did not recognize any interest expense.

10	(Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Additionally, we did not record any penalties during the six months ended June 30, 2007 and 2006.

(h)	Classification of Taxes Collected from Customers

We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement. We report certain immaterial surcharges on a gross basis in our income statement.

(i)	Reclassifications and Immaterial Error Corrections

Reclassifications have been made to the 2006 financial statements to make them comparable with the 2007 presentation.

We corrected the following immaterial errors for the three and six months ended June 30, 2006:

•

During the three and six months ended June 30, 2006, we did not accrue a change in estimate regarding a discount owed by a service provider. During the third quarter of 2006, we identified the error and recorded the discount. The immaterial error correction decreased Consumer and Commercial Cost of Goods Sold $204,000 and $36,000, respectively, for the three and six months ended June 30, 2006,

•

The accrual for certain payroll taxes and benefits on incentive compensation paid during the second quarter of 2006 was not relieved as of June 30, 2006 although the liability no longer existed. During the third quarter of 2006, we identified the error and reversed the accrual. The immaterial error correction decreased selling, general and administrative expenses $676,000 for the three and six months ended June 30, 2006,

•

During the three and six months ended June 30, 2006, we made a $212,000 duplicate payment for a vendor service. During the third quarter of 2006, we identified the error and a refund was received from the vendor. The immaterial error correction decreased selling, general and administrative expenses $212,000 for the three and six months ended June 30, 2006,

•

During the three and six months ended June 30, 2006, we did not capitalize the associated benefits on capitalized labor. During the third quarter of 2006, we identified the error and capitalized the benefits. The immaterial error correction decreased selling, general and administrative expenses $125,000 for the three and six months ended June 30, 2006,

•	The immaterial error corrections discussed above increased our income tax expense $578,000 during the three and six months ended June 30, 2006, and
•

During the three and six months ended June 30, 2006, our income tax provision included an error. During the third quarter of 2006, we identified the error and corrected our income tax provision. The immaterial error correction increased income tax expense $425,000 for the three and six months ended June 30, 2006.

We corrected the following immaterial error for the six months ended June 30, 2006:

•

During 2001 we issued a stock option award in association with a lease agreement. The lease agreement was later amended in 2002 to provide a cash settlement feature and we erroneously did not record this award at its fair value at each reporting period following such amendment. Upon implementation of Statement of Financial Accounting Standard (“SFAS”) No. 123(R) on January 1, 2006, we inappropriately recorded the $1.1 million fair value of this award as a cumulative effect of a change in accounting principle. We have reclassified this $1.1 million expense from cumulative effect of a change in accounting principle to selling, general and administrative expenses. The immaterial error correction increased selling, general and administrative expenses $1.1 million for the six months ended June 30, 2006. We have also reclassified the related $469,000 income tax benefit from cumulative effect of a change in accounting principle to income tax expense. The immaterial error correction decreased income tax expense $469,000 for the six months ended June 30, 2006. As a result of this immaterial error correction the cumulative effect

11	(Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

of a change in accounting principle for the six months ended June 30, 2006 changed from $(608,000) to $64,000.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Changes in operating assets and liabilities, net of acquisition, consist of (amounts in thousands):

Six month period ended June 30,	2007	2006 (as amended)
Increase in accounts receivable	$(4,976)	(2,831)
Decrease in prepaid expenses	6	309
Increase in inventories	(53)	(1,325)
(Increase) decrease in other current assets	1,238	(1,255)
Increase in accounts payable	811	3,806
Decrease in deferred revenues	(3,251)	(1,300)
Decrease in accrued payroll and payroll related obligations	(757)	(5,425)
Increase in accrued liabilities	120	883
Increase (decrease) in accrued interest	49	(885)
Increase in subscriber deposits	78	47
Increase in components of other long-term liabilities	470	277
	$(6,265)	(7,699)

We paid interest totaling approximately $17.5 million and $18.0 million during the six months ended June 30, 2007 and 2006, respectively.

We received no income tax refunds during the six months ended June 30, 2007 and 2006. We paid income taxes of $0 and $76,000 during the six months ended June 30, 2007 and 2006, respectively.

During the six months ended June 30, 2006 we financed $1.2 million for the acquisition of a building through a capital lease obligation.

In February 2007, our President and Chief Executive Officer tendered 112,000 shares of his GCI Class A common stock to us at $15.50 per share for a total value of $1.7 million. The stock tender was in lieu of a cash payment on his note receivable with related party and a note receivable with related party issued upon stock option exercise, both of which originated in 2002.

Upon our acquisition of Alaska DigiTel, we consolidated $12.8 million in property and equipment, $25.4 million in wireless certificates, $4.4 million in other intangible assets, and $15.7 million in debt.

During the six months ended June 30, 2007 we had $5.7 million in non-cash additions to property and equipment consisting of $4.2 million in purchases for which we had not paid during the six months ended June 30, 2007 and $1.5 million in buildings that were transferred from property held for sale.

During the six months ended June 30, 2006 we had $0 million in non-cash additions for purchases of property and equipment for which we had not paid as of June 30, 2006.

(3)	Intangible Assets

Our wireless certificates increased $25.4 million and other intangible assets increased $4.4 million upon the consolidation of Alaska DigiTel during the six months ended June 30, 2007 as further described in note 1(b). Our wireless certificates are indefinite-lived assets. The increase in other intangible assets is due to the recognition of customer relationships with a weighted average amortization period of forty-six months.

12	(Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Amortization expense	$937	399	1,758	788

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2007	$3,242
2008	2,760
2009	2,441
2010	1,918
2011	507

(4)	Share-Based Compensation

GCI's 1986 Stock Option Plan ("Stock Option Plan"), as amended, provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to five years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf. Restricted stock awards granted pursuant to the Stock Option Plan are only earned if at the vesting date the holder is our employee, non-employee director, or a consultant or advisor working on our behalf. New shares of GCI Class A common stock are issued when stock option agreements are exercised and restricted stock awards are made.

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

The weighted average grant date fair value of awards granted during the six months ended June 30, 2007 and 2006 was $9.49 per share and $6.46 per share, respectively. The total fair value of awards vesting during the six months ended June 30, 2007 and 2006 was $2.8 million and $2.2 million, respectively.

Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statement. Unrecognized share-based compensation expense was approximately $24.2 million as of June 30, 2007, relating to a total of 3.3 million unvested awards. We expect to recognize this share-based compensation expense over a weighted average period of approximately 3.31 years.

13	(Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

The following is a summary of Stock Option Plan activity for the six months ended June 30, 2007:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,867	$8.22

Options granted	849	$13.04
Restricted stock awards granted	478	$13.03
Exercised	(332)	$7.09
Forfeited	(55)	$9.50
Outstanding at June 30, 2007	6,807	$8.98

Available for grant at June 30, 2007	1,702

The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the six months ended June 30, 2007:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at June 30, 2007	150	$6.50

Available for grant at June 30, 2007	---

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and Chief Executive Officer. The lease was amended effective January 1, 2002 and February 25, 2005. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 150,000 shares remain and are exercisable at June 30, 2007.

The total intrinsic values, determined as of the date of exercise, of options exercised during the six months ended June 30, 2007 and 2006 were $2.7 million and $5.8 million, respectively. We received $2.4 million and $7.7 million from GCI in cash from stock option exercises during the six months ended June 30, 2007 and 2006, respectively. On GCI's behalf, we used cash of $0 and $4.9 million to settle stock option agreements during the six months ended June 30, 2007 and 2006, respectively. GCI discontinued offering a cash-settlement exercise option to employees on October 23, 2006 and does not intend to cash-settle option exercises in the future.

(5)	Industry Segments Data

Our reportable segments are business units that offer different products. The reportable segments are each managed separately and serve distinct types of customers.

A description of our four reportable segments follows:

Consumer - We offer a full range of voice, video, data and wireless services to residential customers.

Network Access - We offer a full range of voice, data and wireless services to common carrier customers.

Commercial - We offer a full range of voice, video, data and wireless services to business and governmental customers.

14	(Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Managed Broadband - We offer data services to rural school districts and rural hospitals and health clinics through our SchoolAccess® and ConnectMD® initiatives.

Corporate related expenses including engineering, operations and maintenance of our core network, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are allocated to our segments using segment margin for the years ended December 31, 2006 and 2005, respectively. Bad debt expense for the three and six months ended June 30, 2007 and 2006 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three and six months ended June 30, 2007 and 2006, respectively.

We evaluate performance and allocate resources based on earnings from operations before depreciation and amortization expense, net interest expense, income tax expense and share-based compensation expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2006 annual report on Form 10-K. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and six months ended June 30, 2007 and 2006 follows (amounts in thousands):

Three months ended June 30,		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2007
Revenues:
Intersegment	$	---	1,092	1,004	---	2,096
External		54,895	41,615	26,128	6,954	129,592
Total revenues		$54,895	42,707	27,132	6,954	131,688
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$10,917	23,024	5,021	2,360	41,322

2006 (as amended)
Revenues:
Intersegment	$	---	---	1,386	---	1,386
External		44,223	41,377	26,013	6,607	118,220
Total revenues		$44,223	41,377	27,399	6,607	119,606
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$8,924	23,822	5,743	2,245	40,734

15	(Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Six months ended June 30,		Consumer	Network Access	Commer-cial	Managed Broadband	Total Reportable Segments
2007
Revenues:
Intersegment	$	---	1,363	2,629	---	3,992
External		108,165	81,942	50,190	13,874	254,171
Total revenues		$108,165	83,305	52,819	13,874	258,163
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$20,723	42,341	8,068	4,172	75,304

2006 (as amended)
Revenues:
Intersegment	$	---	---	2,724	---	2,724
External		86,886	79,200	52,141	12,815	231,042
Total revenues		$86,886	79,200	54,865	12,815	233,766
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$17,264	43,897	12,559	4,102	77,822

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Reportable segment revenues	$131,688	119,606	258,163	233,766
Less intersegment revenues eliminated in consolidation	2,096	1,386	3,992	2,724
Consolidated revenues	$129,592	118,220	254,171	231,042

16	(Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

A reconciliation of reportable segment earnings from external operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense to consolidated income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Reportable segment earnings from external operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense	$41,322	40,734	75,304	77,822
Less depreciation and amortization expense	21,742	20,172	43,196	40,333
Less share-based compensation expense	1,478	1,582	2,505	3,401
Plus (less) other (income) expense	24	(282)	11	(169)
Consolidated operating income	18,126	18,698	29,614	33,919
Less other expense, net	9,020	8,183	17,703	16,944
Consolidated income before income tax expense and cumulative effect of a change in accounting principle	$9,106	10,515	11,911	16,975

(6)	Commitments and Contingencies

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

Wireless Service Equipment Obligation

Through our subsidiary GCI Communication Corp. (“GCC”) we have entered into an agreement to purchase hardware and software capable of providing wireless service to small markets in rural Alaska as a reliable substitute for standard wire line service. The agreement has a total commitment of $23.2 million. We paid a $2.1 million down payment in 2007 and expect to pay $2.4 million, $5.1 million, $8.0 million, and $5.6 million during the years ended December 31, 2007, 2008, 2009, and 2010, respectively.

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

17	(Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

and the addition to our Property and Equipment when the satellite is made available for our use which is expected to occur approximately one month after the launch.

Anchorage Unbundled Network Elements Arbitration

On September 30, 2005, the Alaska Communications Systems Group, Inc. (“ACS”) subsidiary serving Anchorage filed a petition with the Federal Communications Commission (“FCC”), seeking forbearance from the requirement that it provide access to unbundled network elements (“UNE”), and that to the extent it voluntarily did so, that the pricing provisions of the Act would not apply. We filed our opposition on January 9, 2006 and our reply on February 23, 2006. On December 28, 2006, the FCC granted ACS the requested relief from the provision of unbundled loops and transport in five of its eleven tariffed wire centers. The relief is conditioned on the requirement that ACS make loops and certain subloops available in those wire centers where relief was granted, by no later than the transition period, at the same rates, terms and conditions as those negotiated between GCI and ACS for Fairbanks, until commercially negotiated rates are reached. A one-year transition period applies, until December 28, 2007, before the forbearance grant takes effect.

On March 15, 2007, GCI and ACS entered into an agreement (the "Settlement Agreement") to settle issues related to the FCC’s December 28, 2006 decision and other matters. Under the Settlement Agreement, ACS and GCI entered into a Global Interconnection Agreement (subject to the review and approval of the Regulatory Commission of Alaska (“RCA”)) that covers all ACS study areas, including ACS’s Sitka-Bush and Glacier State study areas. The Settlement Agreement also provides that ACS will continue to provide GCI with access to UNE loops in the Anchorage, Fairbanks, and Juneau study areas at a rate of $23.00 per UNE loop per month. The per-loop price is subject to an upward or downward adjustment depending on the aggregate number of UNE and wholesale lines GCI is purchasing from ACS in all of ACS’s study areas. The initial term of the Settlement Agreement is five years.

On March 21, 2007, GCI and ACS filed motions to withdraw their appeals of the FCC decision, before United States Court of Appeals for the District of Columbia Circuit and the United States Court of Appeals for the Ninth Circuit, respectively, which motions have been granted. Additional appeals that were filed by others have been dismissed and on June 28, 2007, the RCA approved the interconnection agreement that incorporated the terms of the settlement. Under the Settlement Agreement, we expect cost of goods sold to increase approximately $1.0 million during the year ended December 31, 2007. Due to the conversion of lines from ACS' facilities to our own the increased per UNE loop cost will be partially off-set by the purchase of fewer such loops therefore we do not expect this settlement to have a material adverse effect on our financial results for future years.

On May 22, 2006, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from regulation of interstate broadband and access services. GCI filed a motion to dismiss on July 17, 2006 and our opposition to the petition on August 11, 2006. The FCC extended the May 22, 2007 deadline to issue a decision until August 20, 2007. We cannot predict at this time the outcome of this proceeding.

Universal Service

The Universal Service Fund ("USF") pays subsidies to Eligible Telecommunications Carriers ("ETC") to support the provision of local access service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, Matanuska-Susitna Valley, and Ketchikan service areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer local access services, and our revenue for providing local access services in these areas would be materially adversely affected.

18	(Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

The Federal State Joint Board on Universal Service (“Joint Board”) has recommended the imposition of a state-by-state interim cap on high cost funds to be distributed to ETCs. If the Joint Board recommendation is adopted by the FCC, this cap will reduce the high cost fund amounts available to competitive ETCs such as us as new competitive ETCs are designated and as existing competitive ETCs acquire new customers. In addition, the Joint Board is reviewing long-term options for curbing growth in the fund to make additional recommendations for FCC action. We cannot predict at this time the outcome of the FCC proceeding to consider the interim cap proposal, the ongoing Joint Board review, or their respective impacts on us. Both these and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our revenue for providing local access services in new and existing markets.

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

GCI, Inc. was incorporated under the laws of the State of Alaska in 1997 to affect the issuance of senior notes. GCI, Inc., a wholly-owned subsidiary of GCI, received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. Shares of GCI’s Class A common stock are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol of GNCMA. Shares of GCI’s Class B common stock are traded on the Over-the-Counter market. Shares of GCI, Inc.’s common stock are wholly owned by GCI and are not publicly traded. The GCI and GCI, Inc. interim consolidated financial statements include substantially the same account activity.

Immaterial Error Corrections

We corrected the following immaterial errors for the three and six months ended June 30, 2006:

•

During the three and six months ended June 30, 2006, we did not accrue a change in estimate regarding a discount owed by a service provider. During the third quarter of 2006, we identified the error and recorded the discount. The immaterial error correction decreased Consumer and Commercial Cost of Goods Sold $204,000 and $36,000, respectively, for the three and six months ended June 30, 2006,

•

The accrual for certain payroll taxes and benefits on incentive compensation paid during the second quarter of 2006 was not relieved as of June 30, 2006 although the liability no longer existed. During the third quarter of 2006, we identified the error and reversed the accrual. The immaterial error correction decreased selling, general and administrative expenses $676,000 for the three and six months ended June 30, 2006,

•

During the three and six months ended June 30, 2006, we made a $212,000 duplicate payment for a vendor service. During the third quarter of 2006, we identified the error and a refund was received from the vendor. The immaterial error correction decreased selling, general and administrative expenses $212,000 for the three and six months ended June 30, 2006,

•

During the three and six months ended June 30, 2006, we did not capitalize the associated benefits on capitalized labor. During the third quarter of 2006, we identified the error and capitalized the benefits. The immaterial error correction decreased selling, general and administrative expenses $125,000 for the three and six months ended June 30, 2006,

•	The immaterial error corrections discussed above increased our income tax expense $578,000 during the three and six months ended June 30, 2006, and
•

During the three and six months ended June 30, 2006, our income tax provision included an error. During the third quarter of 2006, we identified the error and corrected our income tax provision. The immaterial error correction increased income tax expense $425,000 for the three and six months ended June 30, 2006.

We corrected the following immaterial error for the six months ended June 30, 2006:

•

During 2001 we issued a stock option award in association with a lease agreement. The lease agreement was later amended in 2002 to provide a cash settlement feature and we erroneously did not record this award at its fair value at each reporting period following such amendment. Upon implementation of SFAS 123(R) on January 1, 2006, we inappropriately recorded the $1.1 million fair value of this award as a cumulative effect of a change in accounting principle. We have reclassified this $1.1 million expense from cumulative effect of a change in accounting principle to selling, general and administrative expenses. The immaterial error correction increased selling, general and administrative expenses $1.1 million for the six months ended June 30, 2006. We have also reclassified the related $469,000 income tax benefit from cumulative effect of a change in accounting principle to income tax expense. The immaterial error correction decreased income tax expense $469,000 for the six months ended June 30, 2006. As a result of this immaterial error correction the cumulative effect of a change in accounting principle for the six months ended June 30, 2006 changed from $(608,000) to $64,000.

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

In June 2007 AT&T Inc. announced its acquisition of Dobson Communications Corporation (“Dobson”), a significant Network Access segment customer, subject to regulatory approval. We are unable to predict the acquisition’s effect upon our Network Access segment revenues.

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

The primary factors that contribute to year-to-year changes in local access services revenues include the average number of subscribers to our services during a given reporting period, the average monthly rates charged for non-traffic sensitive services, the number and type of additional premium features selected, the traffic sensitive access rates charged to carriers and the USF.

We estimate that our June 30, 2007 and 2006 total lines in service represent a statewide market share of approximately 27% and 26%, respectively. At June 30, 2007 and 2006 approximately 48% and 33%, respectively, of our lines are provided on our own facilities including digital local phone service (“DLPS”).

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

In accordance with our interconnection agreement with MTA we began offering local access services in Eagle River and Chugiak on February 16, 2007 and April 5, 2007, respectively. We intend to initiate service in additional exchanges in the MTA study area in 2007. We began offering local access services in Ketchikan on June 18, 2007.

We are offering and plan to offer service in these new areas using a combination of methods. To a large extent, we plan to use our existing cable network to deliver local services. Where we do not have cable facilities, we may use wireless technologies, resale of other carriers’ services, lease portions of an existing carrier’s network or seek wholesale discounts.

We plan to have deployed more than 55,000 DLPS lines which utilize our coaxial cable facilities by December 31, 2007. This service delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

The USF pays subsidies to ETCs to support the provision of local access service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, the Matanuska-Susitna Valley, and Ketchikan service areas. Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer local access services, and our revenue for providing local access services in these areas would be materially adversely affected.

The Federal-State Joint Board on Universal Service is currently reviewing options for curbing growth in the fund and plans to make recommendations to the FCC. We cannot predict at this time the outcome of this proceeding or its impact on us. This and any future regulatory, legislative, or judicial actions could affect the operation of the USF and result in a change in our revenue for providing local access services in new and existing markets.

Directories

We sell advertising in our yellow pages directories to commercial customers, distribute white and yellow pages directories to customers in certain markets we serve, and offer an on-line directory.

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

Private Line and Private Networks

We generate private line and private network services revenue from two primary sources: (1) leasing capacity on our facilities that utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location, and (2) through the sale of IP-based data services on a secured shared network to businesses linking multiple enterprise locations. The factor that has the greatest impact on year-to-year changes in private line and private network services revenues is the number of private lines and private networks in use. We compete against Alascom, ACS and other local telecommunication service providers.

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

SchoolAccess® is a suite of services designed to advance the educational opportunities of students in underserved regions of the country. Our SchoolAccess® division provides Internet and distance learning services designed exclusively for the school environment. The Schools and Libraries Program of the USF makes discounts available to eligible rural school districts for telecommunication services and monthly Internet service charges. The program is intended to ensure that rural school districts have access to affordable services.

Our network, Internet and software application services provided through our Managed Broadband segment’s Medical Services Division are branded as ConnectMD®. Our ConnectMD® services are currently provided under contract to medical businesses in Alaska, Washington and Montana. The Rural Health Care Program of the USF makes discounts available to eligible rural health care providers for telecommunication services and monthly Internet service charges. The program is intended to ensure that rural health care providers pay no more for telecommunications services in the provision of health care services than their urban counterparts. Customers utilize ConnectMD® services to securely move data, images, voice traffic, and real time multipoint interactive video.

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

In June 2007 AT&T Inc. announced its acquisition of Dobson to include Dobson’s Alaska wireless facilities subject to regulatory approval. We are unable at this time to predict the acquisition’s effect upon our agreement to resell Dobson services.

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage Change[1]			Percentage Change[1]
	Three Months Ended		2007	Six Months Ended		2007
	June 30,		vs.	June 30,		vs.
	2007	2006(as	2006(as	2007	2006(as	2006(as
(Unaudited)		amended)	amended)		amended)	amended)
Statements of Operations Data:
Revenues:
Consumer segment	42.4%	37.4%	24.1%	42.6%	37.6%	24.5%
Network Access segment	32.1%	35.0%	0.6%	32.2%	34.3%	3.5%
Commercial segment	20.1%	22.0%	0.4%	19.7%	22.6%	(3.7%)
Managed Broadband segment	5.4%	5.6%	5.3%	5.5%	5.5%	8.3%
Total revenues	100.0%	100.0%	9.6%	100.0%	100.0%	10.0%
Selling, general and administrative expenses	36.6%	34.7%	15.8%	37.8%	35.6%	16.7%
Depreciation and amortization expense	16.8%	17.1%	7.8%	17.0%	17.5%	7.1%
Operating income	14.0%	15.8%	(3.1%)	11.7%	14.7%	(12.7%)
Other expense, net	7.0%	6.9%	10.2%	7.0%	7.3%	4.5%
Income before income taxes and cumulative effect of a change in accounting principle in 2006	7.0%	8.9%	(13.4%)	4.7%	7.4%	(29.8%)
Income before cumulative effect of a change in accounting principle in 2006	3.9%	4.8%	(11.3%)	2.6%	3.9%	(26.5%)
Net income	3.9%	4.8%	(11.3%)	2.6%	3.9%	(27.0%)

[1] Percentage change in underlying data.

Three Months Ended June 30, 2007 (“second quarter of 2007”) Compared To Three Months Ended June 30, 2006 (as amended) (“second quarter of 2006”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 9.6% from $118.2 million in the second quarter of 2006 to $129.6 million in the second quarter of 2007. Revenues increased in all of our segments. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 10.1% from $38.4 million in the second quarter of 2006 to $42.2 million in the second quarter of 2007. Cost of Goods Sold increases in our Consumer and Managed Broadband segments were partially off-set by decreased Cost of Goods Sold in our Network Access and Commercial segments. See the discussion below for more information by segment.

Consumer Segment Overview

Consumer segment revenue represented 42.4% of second quarter 2007 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

	Second Quarter		Percentage
	2007	2006	Change
Voice	$11,564	11,451	1.0%
Video	23,907	22,329	7.1%
Data	8,229	7,258	13.4%
Wireless	11,195	3,185	251.5%
Total Consumer segment revenue	$54,895	44,223	24.1%

Consumer segment Cost of Goods Sold represented 49.0% of second quarter 2007 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter
	2007	2006 (as amended)	Percentage Change
Voice	$4,498	5,445	(17.4%)
Video	8,752	7,623	14.8%
Data	663	548	21.0%
Wireless	6,801	3,303	105.9%
Total Consumer segment Cost of Goods Sold	$20,714	16,919	22.4%

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2007	2006	Change
Voice:
Long-distance subscribers[1]	90,500	92,800	(2.5%)
Long-distance minutes carried (in millions)	33.6	35.9	(6.4%)
Total local access lines in service[2]	68,400	67,700	1.0%
Local access lines in service on GCI facilities[2]	41,800	25,700	62.6%

Video:
Basic subscribers[3]	124,700	121,900	2.3%
Digital programming tier subscribers[4]	61,000	55,100	10.7%
HD/DVR converter boxes[5]	40,200	18,800	113.8%
Homes passed	221,100	217,100	1.8%
Average monthly gross revenue per subscriber[6]	$63.79	$60.92	4.7%

Data:
Cable modem subscribers[7]	82,600	75,000	10.1%

June 30,		Percentage
2007	2006	Change
Wireless:
Wireless lines in service[8]	62,900	19,300	225.9%
Average monthly gross revenue per subscriber[9]	$55.25	$49.16	12.4%

[1] A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.

[2] A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

[3] A basic cable subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased.

[4] A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets or digital programming tiers purchased. Digital programming tier subscribers are a subset of basic subscribers.

[5] A high definition/digital video recorder converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service.

[6] Quarter-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.

[7] A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be basic subscribers though basic cable service is not required to receive cable modem service.

[8] A wireless line in service is defined as a revenue generating wireless device and includes Alaska DigiTel lines in service in 2007.

[9] Quarter-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and ending of the period. The 2007 average monthly gross revenue per subscriber includes Alaska DigiTel consumer revenue and subscribers.

Consumer Segment Revenues

The increase in voice revenue is primarily due to a $357,000 or 32.4% increase in support from the Universal Service Program and increased local access lines. The increase is partially off-set by decreased long-distance subscribers and decreased long-distance billable minutes carried for these subscribers.

The increase in video revenue is primarily due to the following:

•

A 4.3% increase in programming services revenue to $19.6 million primarily resulting from an increase in digital programming tier subscribers and increased rates charged for certain cable services effective in the fourth quarter of 2006, and

•	A 23.8% increase in equipment rental revenue to $4.0 million primarily resulting from our customers’ increased use of digital distribution technology.

The increase in data revenue is primarily due to a 13.7% increase in cable modem revenue to $6.9 million. The increase in cable modem revenue is primarily due to increased subscribers.

The increase in wireless revenue is due to our January 1, 2007 acquisition of Alaska DigiTel and a $2.7 million or 83.5% increase in the wireless revenue from our resale agreement primarily due to increased subscribers. Consumer segment wireless revenues from our Alaska DigiTel investment totaled $5.4 million in the second quarter of 2007.

Consumer Segment Cost of Goods Sold

The decrease in voice Cost of Goods Sold is primarily due to the following:

•	Cost savings resulting from the increased deployment of lines on our own facilities in the last six months of 2006 and the first six months of 2007,
•	Decreased voice minutes carried, and

27

•

Reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $0.011 and $0.052 per minute for originating and terminating interstate and intrastate traffic, respectively.

Due to the Settlement Agreement, as further described above in Part I, Item I, Note 6, we expect Consumer voice Cost of Goods Sold to increase approximately $530,000 during the year ended December 31, 2007. Due to the conversion of lines from ACS' facilities to our own the increased per UNE loop cost will be partially off-set by the purchase of fewer such loops therefore we do not expect this settlement to have a material adverse effect on our financial results for future years.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers in three of the state’s five largest population centers, the fourth quarter 2006 expiration of arrangements with suppliers from which we earned rebates and refunds upon us meeting specified goals, and increased rates paid to programmers and increased subscribers.

The wireless Cost of Goods Sold increase is primarily due to our January 1, 2007 acquisition of Alaska DigiTel and a $1.3 million or 40.8% increase in our wireless service Cost of Goods Sold related to increased wireless service revenue from our resale agreement.

Network Access Segment Overview

Network access segment revenue represented 32.1% of second quarter 2007 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	Second Quarter		Percentage
	2007	2006	Change
Voice	$24,577	27,844	(11.7%)
Data	15,468	13,533	14.3%
Wireless	1,570	---	NM
Total Network Access segment revenue	$41,615	41,377	0.6%

NM – Not meaningful.

Network Access segment Cost of Goods Sold represented 20.6% of second quarter 2007 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter		Percentage
	2007	2006	Change
Voice	$6,964	7,040	(1.1%)
Data	1,647	1,754	(6.1%)
Wireless	89	---	NM
Total Network Access segment Cost of Goods Sold	$8,700	8,794	(1.1%)

Selected key performance indicators for our Network Access segment follow:

	June 30,		Percentage
	2007	2006	Change
Voice:
Long-distance minutes carried (in millions)	317.7	331.5	(4.2%)

Data:
Internet service provider access lines in service[1]	2,600	3,300	(21.2%)

[1] An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues

The decrease in voice revenue is primarily due to decreased billable minutes and a 5.4% decrease in our rate per minute on billable minutes carried for our common carrier customers. The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%.

The increase in data revenue is primarily due to an increase in circuits sold and completion of a dark fiber sale resulting in second quarter 2007 revenue of $723,000.

The Network Access segment wireless revenue results from our January 1, 2007 acquisition of Alaska DigiTel.

Network Access Segment Cost of Goods Sold

The decrease in voice Cost of Goods Sold is primarily due to decreased voice minutes carried and a $879,000 favorable adjustment based upon a refund for which negotiations were completed in the second quarter of 2007. In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

Commercial Segment Overview

Commercial segment revenue represented 20.1% of second quarter 2007 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

	Second Quarter		Percentage
	2007	2006	Change
Voice	$8,002	8,097	(1.2%)
Video	2,004	1,933	3.7%
Data	14,546	15,400	(5.6%)
Wireless	1,576	583	170.3%
Total Commercial segment revenue	$26,128	26,013	0.4%

Commercial segment Cost of Goods Sold represented 27.3% of second quarter 2007 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter
	2007	2006 (as amended)	Percentage Change
Voice	$4,422	5,394	(18.0%)
Video	412	347	18.7%
Data	5,658	5,189	9.0%
Wireless	1,036	639	62.1%
Total Commercial segment Cost of Goods Sold	$11,528	11,569	(0.4%)

Selected key performance indicators for our Commercial segment follow:

	June 30,		Percentage
	2007	2006	Change
Voice:
Long-distance subscribers[1]	11,100	11,700	(5.1%)
Long-distance minutes carried (in millions)	34.1	34.4	(0.9%)
Total local access lines in service[2]	42,900	40,400	6.2%
Local access lines in service on GCI facilities [2]	10,700	7,300	46.6%

Data:
Cable modem subscribers[3]	8,100	7,100	14.1%

June 30,		Percentage
2007	2006	Change

Wireless:
Wireless lines in service[4]	6,700	3,700	81.1%

[1] A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.

[2] A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

[3] A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

[4] A wireless line in service is defined as a revenue generating wireless device and includes Alaska DigiTel lines in service in 2007.

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

Commercial Segment Revenues

The decrease in voice revenue is primarily due to decreased long-distance subscribers and decreased minutes carried for our Commercial segment customers. Revenues associated with increased local access lines in service partially off-set these decreases.

The decrease in data revenue is primarily due to a $2.3 million or 77.3% decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks as described above. The decrease is partially off-set by a $736,000 increase in managed services project revenue that did not occur in 2006.

The increase in wireless revenue is primarily due to increased subscribers to our wireless offerings from our resale agreement.

Commercial Segment Cost of Goods Sold

The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance subscribers, savings resulting from increased deployment of lines on our own facilities in the last six months of 2006 and the first six months of 2007, and decreased voice minutes carried. Costs associated with increased local access lines in service partially off-set these decreases.

The increase in data Cost of Goods Sold resulted primarily from an increase in contract labor and internal labor classified as Cost of Goods Sold due to the increase in managed services project revenue discussed above. The increase was partially off-set by a 88.6% decrease in Cost of Goods Sold to $36,000 resulting from the decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity discussed above.

Due to the Settlement Agreement, as further described above in Part I, Item I, Note 6, we expect Commercial voice Cost of Goods Sold to increase approximately $516,000 during the year ended December 31, 2007. Due to the conversion of lines from ACS' facilities to our own the increased per UNE loop cost will be partially off-set by the purchase of fewer such loops therefore we do not expect this settlement to have a material adverse effect on our financial results for future years.

The wireless Cost of Goods Sold increase is primarily due to an increase in our costs related to increased wireless service revenue from our resale agreement.

Managed Broadband Segment Overview

Managed Broadband segment revenue represented 5.4% of second quarter 2007 consolidated revenues and Cost of Goods Sold represented 3.1% of second quarter 2007 consolidated Cost of Goods Sold. The Managed Broadband segment includes data products only.

Selected key performance indicators for our Managed Broadband segment follow:

	June 30,		Percentage
	2007	2006	Change
Managed Broadband segment:
SchoolAccess® customers	48	45	6.7%
Rural health customers	21	21	0.0%

Managed Broadband Segment Revenues

Managed Broadband segment revenue increased 5.3% to $7.0 million in the second quarter of 2007. The increase is primarily due to increased circuits purchased by our rural health customers.

Managed Broadband Segment Cost of Goods Sold

Managed Broadband segment Cost of Goods Sold increased 20.5% to $1.3 million in the second quarter of 2007 primarily due to costs associated with the increased revenue discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15.8% to $47.5 million in the second quarter of 2007 primarily due to the recognition of $3.5 million in additional expense resulting from our January 1, 2007 acquisition of Alaska DigiTel and a $2.4 million increase in labor costs.

As a percentage of total revenues, selling, general and administrative expenses increased to 36.6% in 2007 from 34.7% in 2006,primarily due to the increases described above without a proportional increase in revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 7.8% to $21.7 million in the second quarter of 2007. The increase is primarily due to our $83.4 million investment in equipment and facilities placed into service during 2006 for which a full year of depreciation will be recorded in 2007 and the $46.7 million investment in equipment and facilities placed into service during the six months ended June 30, 2007 for which a partial year of depreciation will be recorded in 2007.

Other Expense, Net

Other expense, net of other income, increased 10.2% to $9.0 million in the second quarter of 2007 primarily due to increased average debt outstanding and increased interest rates in that quarter.

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

Income tax expense totaled $4.1 million and $4.9 million in the second quarter of 2007 and 2006, respectively. Our effective income tax rate decreased from 46.2% in the second quarter of 2006 to 44.9% in the second quarter of 2007.

At June 30, 2007, we have (1) tax net operating loss carryforwards of approximately $131.8 million that will begin expiring in 2010 if not utilized, and (2) alternative minimum tax credit carryforwards of approximately $2.8 million available to offset regular income taxes payable in future years. We estimate that we will utilize net operating loss carryforwards of $27.0 million to $30.0 million during the year ended December 31, 2007. Our utilization of certain net operating loss carryforwards is subject to limitations pursuant to Internal Revenue Code section 382.

We have recorded deferred tax assets of approximately $53.9 million associated with income tax net operating losses that were generated from 1995 to 2007, and that expire from 2010 to 2027.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 44% to 47% in the year ended December 31, 2007.

Six Months Ended June 30, 2007 (“2007”) Compared To Six Months Ended June 30, 2006 (as amended) (“2006”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 10.0% from $231.0 million in 2006 to $254.2 million in 2007. Revenue increases in our Consumer, Network Access, and Managed Broadband segments were partially off-set by decreased revenue in our Commercial segment. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 14.5% from $74.5 million in 2006 to $85.4 million in 2007. Cost of Goods Sold increased in all of our segments.

Consumer Segment Overview

Consumer segment revenue represented 42.6% of 2007 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$22,835	22,763	0.3%
Video	47,538	44,331	7.2%
Data	16,103	14,219	13.3%
Wireless	21,689	5,573	289.2%
Total Consumer segment revenue	$108,165	86,886	24.5%

Consumer segment Cost of Goods Sold represented 48.2% of 2007 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2007	2006 (as amended)	Percentage Change
Voice	$8,999	10,747	(16.3%)
Video	17,454	15,087	15.7%
Data	1,374	1,077	27.6%
Wireless	13,308	5,931	124.4%
Total Consumer segment Cost of Goods Sold	$41,135	32,842	25.3%

Selected key performance indicators for our Consumer segment follow:

			Percentage
	2007	2006	Change
Voice:
Long-distance minutes carried (in millions)	67.8	72.8	(6.9%)

Video:
Average monthly gross revenue per subscriber[1]	$63.76	$60.55	5.3%

Wireless:
Average monthly gross revenue per subscriber[2]	$54.59	$44.11	23.8%

[1] Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.

[2] Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and ending of the period. The 2007 average monthly gross revenue per subscriber includes Alaska DigiTel consumer revenue and subscribers.

Please refer to our three-month results of operations discussion for additional selected key performance indicators as of June 30, 2007 and 2006.

Consumer Segment Revenues

The increase in voice revenue is primarily due to a $728,000 or 34.1% increase in support from the USF and increased local access lines. The increase is partially off-set by decreased long-distance subscribers and decreased long-distance billable minutes carried for these subscribers.

The increase in video revenue is primarily due to the following:

•

A 4.6% increase in programming services revenue to $39.0 million in 2007 primarily resulting from an increase in digital programming tier subscribers in 2007 and increased rates charged for certain cable services effective in the fourth quarter of 2006, and

•	A 23.3% increase in equipment rental revenue to $7.8 million in 2007 primarily resulting from our customers’ increased use of digital distribution technology.

The increase in data revenue is primarily due to a 14.0% increase in cable modem revenue to $13.7 million. The increase in cable modem revenue is primarily due to increased subscribers.

The increase in wireless revenue is due to our January 1, 2007 acquisition of Alaska DigiTel and a $5.5 million or 99.4% increase in the wireless service revenue from our resale agreement primarily due to an increase in subscribers. Consumer segment wireless revenues from our Alaska DigiTel investment totaled $10.6 million in 2007.

Consumer Segment Cost of Goods Sold

The decrease in voice Cost of Goods Sold is primarily due to the following:

•	Cost savings resulting from the increased deployment of lines on our own facilities in the last six months of 2006 and the first six months of 2007,
•	Decreased voice minutes carried, and
•

Reduced access costs resulting from the distribution and termination of our traffic on our own local access services network instead of paying other carriers to distribute and terminate our traffic. The statewide average cost savings is approximately $0.011 and $0.052 per minute for originating and terminating interstate and intrastate traffic, respectively.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers in three of the state’s five largest population centers, the fourth quarter 2006 expiration of arrangements with suppliers from which we earned rebates and refunds upon us meeting specified goals, increased rates paid to programmers and increased subscribers.

The wireless Cost of Goods Sold increase is primarily due to our January 1, 2007 acquisition of Alaska DigiTel and a $3.2 million or 54.8% increase in our wireless service Cost of Goods Sold related to increased wireless services revenue from our resale agreement.

Network Access Segment Overview

Network access segment revenue represented 32.2% of 2007 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$48,848	52,328	(6.7%)
Data	30,397	26,872	13.1%
Wireless	2,697	---	NM
Total Network Access segment revenue	$81,942	79,200	3.5%

NM – Not meaningful.

Network Access segment Cost of Goods Sold represented 21.3% of 2007 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$14,199	13,941	1.9%
Data	3,778	3,629	4.1%
Wireless	221	---	NM
Total Network Access segment Cost of Goods Sold	$18,198	17,570	3.6%

Selected key performance indicators for our Network Access segment follow:

			Percentage
	2007	2006	Change
Voice:
Long-distance minutes carried (in millions)	633.5	619.5	2.3%

Please refer to our three-month results of operations discussion for additional selected key performance indicators as of June 30, 2007 and 2006.

Network Access Segment Revenues

The decrease in voice revenue is primarily due to a 7.5% decrease in our rate per minute on minutes carried for our common carrier customers partially off-set by increased minutes carried for these customers. The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law which will result in annual rate decreases of 3.0%. The increase in minutes carried was partially off-set by traffic consolidation in the industry.

The increase in data revenue is primarily due to an increase in circuits sold and completion of a dark fiber sale resulting in 2007 revenue of $723,000.

The Network Access segment wireless revenue results from our January 1, 2007 acquisition of Alaska DigiTel.

Network Access Segment Cost of Goods Sold

The increase in voice Cost of Goods Sold is primarily due to increased voice minutes carried partially off-set by a $879,000 favorable adjustment based upon a refund for which negotiations were completed in 2007. In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates. Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

Commercial Segment Overview

Commercial segment revenue represented 19.7% of 2007 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2007	2006	Change
Voice	$15,780	16,120	(2.1%)
Video	3,770	3,659	3.0%
Data	28,472	31,310	(9.1%)
Wireless	2,168	1,052	106.1%
Total Commercial segment revenue	$50,190	52,141	(3.7%)

Commercial segment Cost of Goods Sold represented 27.1% of 2007 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2007	2006 (as amended)	Percentage Change
Voice	$8,980	10,306	(12.9%)
Video	806	695	16.0%
Data	11,417	9,834	16.1%
Wireless	1,934	1,158	67.0%
Total Commercial segment Cost of Goods Sold	$23,137	21,993	5.2%

Selected key performance indicators for our Commercial segment follow:

			Percentage
	2007	2006	Change
Voice:
Long-distance minutes carried (in millions)	67.1	69.5	(3.5%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators as of June 30, 2007 and 2006.

Commercial Segment Revenues

The decrease in voice revenue is primarily due to decreased long-distance subscribers and decreased minutes carried for our Commercial segment customers. Revenues associated with increased local access lines in service partially off-set these decreases.

The decrease in data revenue is primarily due to a $4.6 million or 69.5% decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity that extends from Prudhoe Bay to Valdez via Fairbanks as described above. The decrease is partially off-set by a $864,000 increase in managed services project revenue that did not occur in 2006.

The increase in wireless revenue is primarily due to increased subscribers to our wireless offerings from our resale agreement.

Commercial Segment Cost of Goods Sold

The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance subscribers, savings resulting from increased deployment of lines on our own facilities in the last six months of 2006 and the first six months of 2007, and decreased voice minutes carried. Costs associated with increased local access lines in service partially off-set these decreases.

The increase in data Cost of Goods Sold resulted primarily from an increase in contract labor and internal labor classified as Cost of Goods Sold due to the increase in managed services project revenue discussed above. The increase was partially off-set by a 81.7% decrease in Cost of Goods Sold to $106,000 resulting from the decrease in revenue earned from the lease and provision of management and maintenance services on a portion of our 800-mile fiber optic system capacity discussed above.

The wireless Cost of Goods Sold increase is primarily due to an increase in our costs related to increased wireless service revenue from our resale agreement.

Managed Broadband Segment Overview

Managed Broadband segment revenue represented 5.5% of 2007 consolidated revenues and Cost of Goods Sold represented 3.4% of 2007 consolidated Cost of Goods Sold. The Managed Broadband segment includes data products only.

Please refer to our three-month results of operations discussion for additional selected key performance indicators as of June 30, 2007 and 2006.

Managed Broadband Segment Revenues

Managed Broadband segment revenue increased 8.3% to $13.9 million in 2007. The increase is primarily due to increased circuits purchased by our rural health customers and a product sale to a customer in 2007.

Managed Broadband Segment Cost of Goods Sold

Managed Broadband segment Cost of Goods Sold increased 34.8% to $2.9 million in 2007 primarily due to costs associated with the increased rural health revenue and a product sale to a customer in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16.7% to $96.0 million in 2007 primarily due to the recognition of $6.9 million in additional expense resulting from our January 1, 2007 acquisition of Alaska DigiTel and a $3.2 million increase in labor costs. The increase is partially off-set by a $1.6 million decrease in our share-based compensation expense primarily relating to changes in the fair value of our share-based liability in 2007.

As a percentage of total revenues, selling, general and administrative expenses increased to 37.8% in 2007 from 35.6% in 2006,primarily due to the increases described above without a proportional increase in revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 7.1% to $43.2 million in 2007. The increase is primarily due to our $83.4 million investment in equipment and facilities placed into service during 2006 for which a full year of depreciation will be recorded in 2007 and the $46.7 million investment in equipment and facilities placed into service during the six months ended June 30, 2007 for which a partial year of depreciation will be recorded in 2007.

Other Expense, Net

Other expense, net of other income, increased 4.5% to $17.7 million in 2007 primarily due to increased average debt outstanding and increased interest rates in that period.

Income Tax Expense

Income tax expense totaled $5.4 million and $8.1 million in 2007 and 2006, respectively. Our effective income tax rate decreased from 47.5% in 2006 to 45.1% in 2007.

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

Our capital expenditures by standard reporting category for the six months ended June 30, 2007 and 2006 follows (amounts in thousands):

	2007	2006
Line extensions	$18,730	4,677
Customer premise equipment	4,286	7,799
Scalable infrastructure	1,042	386
Support capital	599	610
Upgrade/rebuild	264	2,561
Commercial	99	17
Sub-total	25,020	16,050
Remaining reportable segments capital expenditures	42,669	19,666
	$67,689	35,716

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At June 30, 2007 and 2006 we had 125,000 and 123,800 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At June 30, 2007 and 2006 we had 277,200 and 247,800 revenue generating units, respectively.

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

Cash flows from operating activities totaled $54.5 million for the six months ended June 30, 2007 as compared to $54.3 million for the six months ended June 30, 2006.

Other sources of cash during the six months ended June 30, 2007 included a $15.0 million borrowing on our senior credit facility, $4.6 million of collateral released and returned to us on behalf of GCI and $2.4 million from GCI's issuance of its Class A common stock. Other uses of cash during the six months ended June 30, 2007 included expenditures of $67.7 million for property and equipment, including construction in progress, $19.5 million to acquire Alaska DigiTel, $15.1 million to repay a note payable and convertible debenture previously owed by Alaska DigiTel, repayment of $10.0 million on the revolving portion of our senior credit facility, and the purchase of $8.0 million of common stock to be retired on behalf of GCI.

Working capital totaled $35.0 million at June 30, 2007, a $59.4 million decrease as compared to $94.4 million at December 31, 2006. The decrease is primarily due to cash paid for capital expenditures, the Alaska DigiTel acquisition and debt repayment as previously described.

Net receivables increased $7.0 million from December 31, 2006 to June 30, 2007 primarily due to timing of payments on trade receivables from several large customers, the addition of unbilled trade receivables upon the issuance of our 2007 Anchorage white and yellow pages directory, and the addition of $3.5 million net receivables due to the acquisition of Alaska DigiTel.

Senior Notes

At June 30, 2007 we were in compliance with all loan covenants relating to our 7.25% senior notes due 2014.

Senior Credit Facility

We have an outstanding senior credit facility of $176.8 million at June 30, 2007. The senior credit facility includes a $160.0 million term loan and a $55.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. Our term loan is fully drawn, we have borrowed $20.0 million under our revolving credit facility at June 30, 2007 and we have letters of credit outstanding totaling $4.3 million at June 30, 2007, which left $30.7 million available for immediate borrowing at June 30, 2007 to draw under the revolving credit facility if needed. We borrowed $10.0 million under our revolving credit facility in July 2007. The term loan and revolving portions of our senior credit facility are due in 2012 and 2011, respectively. We were in compliance with all senior credit facility loan covenants at June 30, 2007.

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

Capital Expenditures

Our expenditures for property and equipment, including construction in progress, totaled $67.7 million and $32.2 million during the six months ended June 30, 2007 and 2006, respectively. Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2007 expenditures for property and equipment for our core operations, including construction in progress and excluding the Intelsat Galaxy 18 satellite transponder capacity lease discussed above, to total $145.0 million to $150.0 million, depending on available opportunities and the amount of cash flow we generate during 2007.

Through our subsidiary GCC we have entered into an agreement to purchase hardware and software capable of providing wireless service to small markets in rural Alaska as a reliable substitute for standard wire line service. The agreement has a total commitment of $23.2 million. We paid a $2.1 million down payment in 2007 and expect to pay $2.4 million, $5.1 million, $8.0 million, and $5.6 million during the years ended December 31, 2007, 2008, 2009, and 2010, respectively.

Share Repurchases

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI's Class A and Class B common stock in order to reduce their outstanding shares of Class A and Class B common stock. We pay for the stock repurchases on GCI's behalf. GCI’s Board of Directors authorized us to make up to $70.0 million of repurchases through June 30, 2007, under which we have made repurchases of $63.5 million through June 30, 2007. GCI is authorized to continue the stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds, in GCI's discretion, to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters. During the six months ended June 30, 2007 we repurchased on GCI's behalf 724,000 shares of GCI's common stock at a cost of approximately $9.7 million. We expect to continue the repurchases for an indefinite period subject to the availability of free cash flow, availability under our credit facilities, and the price of GCI's Class A and Class B common stock. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Schedule of Certain Known Contractual Obligations

The following table details future projected payments associated with certain known contractual obligations as of December 31, 2006, the date of our most recent fiscal year-end balance sheet. Our schedule of certain known contractual obligations has been updated to reflect our previously described agreement to purchase hardware and software capable of providing wireless service to small markets in rural Alaska, the completion of our Alaska DigiTel acquisition, and the Intelsat Galaxy 18 launch date change.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(Amounts in thousands)
Long-term debt	$492,825	1,725	3,300	92,600	395,200
Interest on long-term debt	235,105	35,112	69,887	69,072	61,034
Capital lease obligations, including interest	135,776	467	17,044	19,361	98,904
Operating lease commitments	68,564	16,866	17,903	11,480	22,315
Purchase obligations	34,240	23,091	9,149	2,000	---
Other	23,242	,4,437	13,164	5,641	---
Total contractual obligations	$989,752	81,698	130,447	200,154	577,453

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

For a discussion of our capital and operating leases, see note 15 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2006 annual report on Form 10-K. Capital lease obligations include the future projected payments expected for the Intelsat Galaxy 18 transponder capacity lease as described above.

Purchase obligations include a remaining commitment to purchase a certain number of outdoor, network powered multi-media adapters and other vendor equipment of $5.1 million and a remaining $6.2 million commitment for our Alaska Airlines agreement as further described in note 15 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2006 annual report on Form 10-K. The contracts associated with these commitments are non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $16.0 million which are not included in our Consolidated Balance Sheets at December 31, 2006, because the goods had not been received or the services had not been performed at December 31, 2006. The open purchase orders are cancelable.

Other consists of our $23.2 million agreement to purchase hardware and software capable of providing wireless service to small markets in rural Alaska as described above.

We believe, but can provide no assurances, that we will be able to fund future projected payments associated with our certain known contractual obligations through our cash flows from operating activities, existing cash, cash equivalents, short-term investments, credit facilities, and other external financing and equity sources. Should cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities, capital expenditures will likely be reduced.

Critical Accounting Policies

Our accounting and reporting policies comply with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of our financial condition and results, and require management to make estimates that are difficult, subjective or complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with GCI's Audit Committee.

Those policies considered to be critical accounting policies for the six months ended June 30, 2007 are the allowance for doubtful accounts, impairment and useful lives of intangible assets, accruals for unbilled costs, and the valuation allowance for net operating loss deferred tax assets. A complete discussion of our critical accounting policies can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2006 annual report on Form 10-K.

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

Our senior credit facility carries interest rate risk. Amounts borrowed under this agreement bear interest at LIBOR plus 1.50% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. As of June 30, 2007, we have borrowed $176.8 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $1,768,000 of additional gross interest cost on an annualized basis.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation and as described below under “Changes in Internal Controls” (Item 4(b)), we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). Because of this material weakness, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2007, which is the end of the period covered by this report.

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

(b) Changes in Internal Controls

During the first quarter of 2007, we corrected billing system rate errors so billings are being issued and recorded using correct rates. We also initiated processes, procedures and controls over the review and input of billing rates used in the affected billing system. During the first quarter of 2007, we implemented policies and procedures for the effective analysis and implementation of accounting pronouncements as applied to non-routine transactions by retaining external consultants to advise us on non-routine accounting transactions. We will continue to vigorously monitor the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to June 30, 2007, we determined that a material weakness existed at June 30, 2007 associated with inadequately designed internal controls in our financial reporting process related to the calculation of share-based compensation expense. Specifically, a number of stock option agreements were amended during the three months ended June 30, 2007 to comply with Internal Revenue Code section 409A. Share-based compensation expense associated with the unusually high volume of stock option agreement amendments was initially recorded incorrectly but was corrected prior to the issuance of our second quarter 2007 Form 10-Q.

To remediate this material weakness our management is taking the steps necessary to ensure that manual recalculations of shared-based compensation expense are prepared, reviewed and approved on a quarterly basis.

We will begin to execute the remediation plan identified above in the third quarter of 2007, and we believe our controls and procedures will improve as a result of the implementation of this action. We cannot assure you that the remediation effort will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

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
10.141

Eleventh Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formerly known as MCI WorldCom Network Services) #

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

GCI, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	August 7, 2007
Ronald A. Duncan	(Principal Executive Officer)

/s/ G. Wilson Hughes	Vice President and Director	August 7, 2007
G. Wilson Hughes

/s/ John M. Lowber	Secretary, Treasurer and Director	August 7, 2007
John M. Lowber	(Principal Financial and Accounting Officer)

