Form 10-K/A
period 2007-12-31
GCI INC
filed 2008-06-12
CIK 75679

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

Explanatory Note

GCI, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed on March 7, 2008 ("Original Filing").

This Amendment is being filed to:

•

Reflect the restatement of the Company's summary of unaudited quarterly results of operations for the year ended December 31, 2007 in Note 16, "Fluctuations in Fourth Quarter Results of Operations (Unaudited)" to the accompanying consolidated financial statements under Part II, Item 8 contained in this Form 10-K/A. The corrected note is now Note 17, and

•

Correct the Company’s consolidated financial statements under Part II, Item 8 contained in this Form 10-K/A for an immaterial error caused by our capitalized interest policy that was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures. The immaterial error correction increased depreciation expense $1.3 million, decreased interest expense $1.7 million, and increased income tax expense $201,000 for the year ended December 31, 2007. The immaterial error correction also increased property and equipment in service $5.9 million, increased accumulated depreciation $4.0 million, increased deferred income tax liability $814,000, and increased retained earnings $1.1 million as of December 31, 2007. The immaterial error correction for periods prior to 2005 increased property and equipment, net of accumulated depreciation $1.4 million, increased deferred income tax liability $611,000 and increased retained earnings $805,000 as of January 1, 2005. Note 2 to the consolidated financial statements is added to describe the immaterial error correction.

•

Report Management’s conclusion that certain of the errors described above arose from deficiencies that rose to the level of material weaknesses that were not identified in Management’s Report on Internal Control Over Financial Reporting as of December 31, 2007. Accordingly Part II, Item 9A contained in this Form 10-K/A has been restated to include a discussion of new material weaknesses.

This Form 10-K/A only amends Part II, Items 8 and 9A as a result of, and to reflect, the quarterly financial result restatement, the immaterial error correction, and Management’s conclusion that certain of the errors arose from material weaknesses. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the Securities and Exchange Commission (“SEC”), Item 15 of Part IV of the Original Filing has been amended to contain the currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and any reports filed with the SEC subsequent to the date of this filing.

GCI, INC.

A WHOLLY-OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.

2007 ANNUAL REPORT ON FORM 10-K/A

This Annual Report on Form 10-K/A is for the year ending December 31, 2007. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

Financial Information about Industry Segments

Our four reportable segments are Consumer, Network Access, Commercial and Managed Broadband services.

For financial information about our reportable segments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also refer to note 12 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data.”

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

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Consumer segment.

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

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Network Access segment.

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

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Commercial segment.

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

1 See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 12 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Managed Broadband segment.

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

Our management has determined that as of December 31, 2007, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of four identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A — Controls and Procedures.” If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

General

Our properties do not lend themselves to description by location of principal units. Our investment in property and equipment in our consolidated operations consisted of the following at December 31:

	2007	2006
Telephone distribution systems	63.5%	64.9%
Cable television distribution systems	16.4%	18.1%
Support equipment	11.2%	11.3%
Construction in progress	6.6%	3.5%
Land and buildings	1.2%	1.0%
Transportation equipment	0.8%	0.8%
Property and equipment under capital leases	0.3%	0.4%
Total	100.0%	100.0%

It is not practicable to allocate our properties to our operating segments since many of our properties are employed by more than one segment to provide common services and products. Additionally our Chief Operating Decision Maker manages our properties at the consolidated company level rather than at the segment level.

These properties consist primarily of undersea and land-based fiber-optic networks, switching equipment, satellite transponders and earth stations, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers, servers, transportation equipment, computer equipment and general office equipment. Land and buildings consist of land, land improvements and landing stations and other buildings. Substantially all of our properties secure our Senior Credit Facility. See note 8 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information.

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

The total investment in property, plant and equipment has increased from $611.2 million at January 1, 2003 to $938.2 million at December 31, 2007, including Alaska DigiTel in 2007 and construction in progress and excluding deductions of accumulated depreciation. Significant additions to property, plant and equipment will be required in the future to meet the growing demand for communications, Internet and entertainment services and to continually modernize and improve such services to meet competitive demands.

Additions to property and equipment and construction in progress for 2003 through 2007 were as follows (in millions):

2003	$62.5
2004	$112.6
2005	$81.2
2006	$105.1
2007	$159.0

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

Dividends

GCI and GCI, Inc. have never paid cash dividends on GCI’s common stock, and we have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by GCI’s Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing bank loan agreements contain provisions that limit payment of dividends on common stock, other than stock dividends (see note 8 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information).

Stock Transfer Agent and Registrar

BNY Mellon Shareowner Services is GCI’s stock transfer agent and registrar.

Item 6. Selected Financial Data

The following table presents selected historical information relating to financial condition and results of operations over the past five years.

		Years ended December 31,
		2007	2006	2005	2004	2003
(Amounts in thousands except per share amounts)
Revenues		$520,311	477,482	443,026	424,826	390,797
Income before income tax expense and cumulative effect of a change in accounting principle		$25,895	34,253	36,835	38,715	26,160
Cumulative effect of a change in accounting principal, net of income tax expense of $44 in 2006 and net of income tax benefit of $367 in 2003	$	---	64	---	---	(544)
Net income		$13,733	18,520	20,831	21,252	15,542
Total assets		$984,233	910,786	875,191	849,191	763,020
Long-term debt, including current portion and net of unamortized discount		$538,398	489,462	475,840	437,137	345,000
Obligations under capital leases, including current portion		$2,851	2,857	672	39,661	44,775
Total stockholders’ equity		$252,955	241,200	244,425	228,604	246,271
Dividends declared per common share		$0.00	0.00	0.00	0.00	0.00

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

The immaterial error correction, as described in the explanatory note and in note 2 to the consolidated financial statements, have been included in the amounts for the period ending December 31, 2007 shown in Management's Discussion and Analysis.

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

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

				Percentage Change[1]	Percentage Change[1]
				2007	2006
	Year Ended December 31,			vs.	vs.
(Unaudited)	2007	2006	2005	2006	2005
Statements of Operations Data:
Revenues:
Consumer segment	43.0%	37.5%	36.8%	24.9%	9.8%
Network Access segment	31.4%	34.9%	33.5%	(1.9%)	12.2%
Commercial segment	20.1%	22.2%	23.8%	(1.2%)	0.3%
Managed Broadband segment	5.5%	5.4%	5.9%	10.2%	0.1%
Total revenues	100.0%	100.0%	100.0%	9.0%	7.8%
Selling, general and administrative expenses	37.0%	36.0%	35.1%	12.1%	10.4%
Restructuring charge	0.0%	0.0%	0.4%	---	NM
Depreciation and amortization expense	16.8%	17.2%	16.7%	6.7%	10.8%
Operating income	11.8%	14.1%	17.3%	(9.2%)	(12.3%)
Other expense, net	6.8%	6.9%	9.0%	6.6%	(16.7%)
Income before income taxes and cumulative effect of a change in accounting principle in 2006	5.0%	7.2%	8.3%	(24.4%)	(7.0%)
Income before cumulative effect of a change in accounting principle in 2006	2.6%	3.9%	4.7%	(25.6%)	(11.5%)
Net income	2.6%	3.9%	4.7%	(25.9%)	(11.2%)

[1]	Percentage change in underlying data.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased 6.7% to $87.6 million in 2007. The increase is primarily due to our $83.4 million investment in equipment and facilities placed into service during 2006 for which a full year of depreciation was recorded in 2007, the $113.3 million investment in equipment and facilities placed into service during the year ended December 31, 2007 for which a partial year of depreciation was recorded in 2007, and the increased depreciation and amortization expense recognized in 2007 on the depreciable and amortizable assets recorded upon the acquisition and consolidation of Alaska DigiTel. The depreciation and amortization expense increase is partially off-set by the $790,000 software impairment recognized in 2006 upon the closure of an operating segment.

Other Expense, Net

Other expense, net of other income, increased 6.6% to $35.3 million in 2007 primarily due to the following:

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

The increases described above are partially offset by an increase in capitalized interest from $820,000 in 2006 to $3.3 million in 2007 primarily due to increased qualifying capital expenditures upon which capitalized interest is calculated.

Income Tax Expense

GCI, Inc., as a wholly-owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, all discussions regarding income taxes reflect the consolidated group’s activity. Our income tax expense and deferred income tax assets are presented herein using the separate-entity method

Income tax expense totaled $12.2 million and $15.8 million in 2007 and 2006, respectively. Our effective income tax rate increased from 46.1% in 2006 to 47.0% in 2007 primarily due to increases in permanent differences in 2007.

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

Our capital expenditures by standard reporting category for the years ended December 31, 2007, 2006 and 2005 follows (amounts in thousands):

	2007	2006	2005
Line extensions	$62,984	24,126	3,877
Customer premise equipment	23,554	14,771	18,600
Scalable infrastructure	4,749	1,062	2,702
Upgrade/rebuild	1,451	4,145	11,761
Support capital	1,317	1,146	935
Commercial	392	138	331
Sub-total	94,447	45,388	38,206
Remaining reportable segments capital expenditures	64,569	59,672	42,945
	$159,016	105,060	81,151

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

Cash flows from operating activities totaled $110.3 million for the year ended December 31, 2007 as compared to $122.8 million for the year ended December 31, 2006.

Other sources of cash during the year ended December 31, 2007 included a $60.0 million borrowing on our Senior Credit Facility, $4.6 million of collateral released and returned to us on behalf of GCI, and $3.3 million from GCI’s issuance of its Class A common stock. Other uses of cash during the year ended December 31, 2007 included expenditures of $153.0 million for property and equipment, including construction in progress, $19.5 million to acquire Alaska DigiTel, $15.2 million to repay a note payable and convertible debenture previously owed by Alaska DigiTel, repayment of $12.0 million of our Senior Credit Facility, purchase of $15.3 million of common stock to be retired and held for corporate purposes on behalf of GCI, and the purchase of $7.2 million of other assets and intangible assets.

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

Capital Expenditures

Our cash expenditures for property and equipment, including construction in progress, totaled $153.0 million and $96.0 million during the years ended December 31, 2007 and 2006, respectively. Our capital expenditures requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2008 expenditures for property and equipment for our core operations, including construction in progress and excluding the Galaxy 18 satellite transponder capacity lease discussed above and potential acquisitions discussed earlier, to total $220.0 million to $230.0 million, depending on available opportunities and the amount of cash flow we generate during 2008.

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

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility and Senior Notes. Interest on amounts outstanding under our Senior Credit Facility is based on variable rates. We used the current rate paid on the Senior Credit Facility to estimate our future interest payments. Our Senior Notes require semi-annual interest payments of $11.6 million through February 2014. For a discussion of our Senior Notes and Senior Credit Facility see note 8 in the accompanying “Notes to Consolidated Financial Statements.”

Capital lease obligations include our obligation to lease transponder capacity on Galaxy 18, which is expected to be launched on May 3, 2008 and placed into service on May 18, 2008. For a discussion of our capital and operating leases, see note 16 in the accompanying “Notes to Consolidated Financial Statements.”

Purchase obligations include a commitment to purchase hardware and software capable of providing wireless service to small markets in rural Alaska of $17.1 million, a commitment to purchase submarine cable, amplifiers and line terminal equipment of $22.8 million, a commitment to purchase additional capacity through an IRU purchase of fiber of $5.0 million, a commitment to purchase CDMA network equipment of $12.5 million for the build-out of Alaska DigiTel's CDMA network, and a remaining $3.8 million commitment for our Alaska Airlines agreement as further described in note 16 in the accompanying “Notes to Consolidated Financial Statements.” The contracts associated with these commitments are non-cancelable. Purchase obligations also include open purchase orders for goods and services for capital projects and normal operations totaling $12.9 million which are not included in our Consolidated Balance Sheets at December 31, 2007, because the goods had not been received or the services had not been performed at December 31, 2007. The open purchase orders are cancelable.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 84. Our supplementary data is filed under Item 7, beginning on page 50.

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

(b) Management’s Report on Internal Control Over Financial Reporting (as Restated)

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

Selection and Application of Accounting Policies in Accordance with GAAP and Recording of Depreciation Expense on an Interim Basis - On May 27, 2008, we determined that it was necessary to restate our consolidated financial statements for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007. In conjunction with the restatement, we have determined that the errors resulted from deficiencies in internal control over financial reporting that existed at December 31, 2007. These deficiencies rise to the level of material weakness, and because they were not identified in Management’s Report on Internal Control Over Financial Reporting initially included in our December 31, 2007 annual report on Form 10-K filed with the SEC on March 7, 2008, we are restating this report. Specifically, (i) our entity-level control related to the selection and application of accounting policies in accordance with GAAP was not designed effectively; and (ii) our policies and procedures for the recording of depreciation expense were not designed to ensure reporting in accordance with GAAP during interim reporting periods. These deficiencies led to errors in our interim financial reporting which were corrected through the restatement of our interim financial information described above.

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

Subsequent to December 31, 2007, we plan to remediate the material weaknesses associated with our entity level control related to the selection and application of accounting policies in accordance with GAAP and our policies and procedures for the recording of depreciation expense during interim reporting periodsby taking the following actions:

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

•

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

Item 9B. Other Information

None.

Part III

Items 10, 11, 12, 13 and 14 are omitted per General Instruction I(1)(a) and (b) of Form 10-K.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(l) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Report of Independent Registered Public Accounting Firm	84

Consolidated Balance Sheets, December 31, 2007 and 2006	85 — 86

Consolidated Income Statements, years ended December 31, 2007, 2006 and 2005	87

Consolidated Statements of Stockholder’s Equity, years ended December 31, 2007, 2006 and 2005	88

Consolidated Statements of Cash Flows, years ended December 31, 2007, 2006 and 2005	89

Notes to Consolidated Financial Statements	90 — 127

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	128

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

As discussed in Notes 1(v) and 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 1(ae) to the consolidated financial statements, the Company changed its method of quantifying errors in 2006 to conform to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.

(signed) KPMG LLP

Anchorage, Alaska

March 6, 2008, except for note 2, as to which

the date is June 10, 2008

GCI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$13,074	57,647

Receivables	97,913	78,811
Less allowance for doubtful receivables	1,657	2,922
Net receivables	96,256	75,889

Deferred income taxes	5,734	20,685
Prepaid expenses	5,356	5,729
Inventories	2,541	3,362
Notes receivable from related parties	31	1,080
Property held for sale	---	2,316
Other current assets	686	1,988
Total current assets	123,678	168,696

Property and equipment in service, net of depreciation	504,273	456,295
Construction in progress	69,409	29,994
Net property and equipment	573,682	486,289

Cable certificates	191,565	191,565
Goodwill	42,181	42,181
Wireless licenses	25,757	1,497
Other intangible assets, net of amortization	11,769	7,011
Deferred loan and senior notes costs, net of amortization of $2,787 and $1,976 at December 31, 2007 and 2006, respectively	6,202	7,091
Other assets	9,399	6,456
Total other assets	286,873	255,801
Total assets	$984,233	910,786

See accompanying notes to consolidated financial statements.

                                                                                                                         86                                     (Continued)

GCI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(Amounts in thousands)	December 31,
LIABILITIES, MINORITY INTEREST AND STOCKHOLDER’S EQUITY	2007	2006

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$2,375	1,792
Accounts payable	35,747	28,404
Deferred revenue	16,600	16,566
Accrued payroll and payroll related obligations	16,329	14,598
Accrued interest	8,927	8,710
Accrued liabilities	7,536	8,166
Subscriber deposits	877	489
Total current liabilities	88,391	78,725

Long-term debt	536,115	487,737
Obligations under capital leases, excluding current maturities	2,290	2,229
Obligation under capital lease due to related party, excluding current maturity	469	561
Deferred income taxes	84,294	87,609
Other liabilities	13,241	12,725
Total liabilities	724,800	669,586

Minority interest	6,478	---

Commitments and contingencies
Stockholders’ equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares at December 31, 2007 and 2006	206,622	206,622
Paid-in capital	37,804	27,744
Retained earnings	8,529	6,834
Total stockholder’s equity	252,955	241,200
Total liabilities, minority interest and stockholder’s equity	$984,233	910,786

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Amounts in thousands)	2007	2006	2005
Revenues	$520,311	477,482	443,026

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	179,057	156,405	134,861
Selling, general and administrative expenses	192,494	171,652	155,542
Restructuring charge	---	---	1,967
Depreciation and amortization expense	87,615	82,099	74,126
Operating income	61,145	67,326	76,530

Other income (expense):
Interest expense	(34,407)	(34,413)	(34,116)
Interest income	544	1,841	624
Amortization and write-off of loan and senior note fees	(1,423)	(964)	(3,406)
Loss on termination of capital lease	---	---	(2,797)
Other	36	463	---
Other expense, net	(35,250)	(33,073)	(39,695)

Income before income tax expense and cumulative effect of a change in accounting principle	25,895	34,253	36,835

Income tax expense	12,162	15,797	16,004

Income before cumulative effect of a change in accounting principle	13,733	18,456	20,831

Cumulative effect of a change in accounting principle, net of income tax expense of $44	---	64	---

Net income	$13,733	18,520	20,831

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Amounts in thousands, except share amounts)	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Earnings	Total
Balances at January 1, 2005	100	$206,622	5,677	16,305	228,604
Cumulative adjustment for immaterial error correction of interest capitalization error and the associated depreciation expense, net of income tax benefit	---	---	---	805	805
Net income	---	---	---	20,831	20,831
Distribution to General Communication, Inc.	---	---	---	(10,978)	(10,978)
Contribution from General Communication, Inc.	---	---	5,163	---	5,163
Balances at December 31, 2005	100	206,622	10,840	26,963	244,425
Net income	---	---	---	18,520	18,520
SAB 108 cumulative adjustment, net of income tax expense	---	---	---	1,104	1,104
Distribution to General Communication, Inc.	---	---	---	(39,753)	(39,753)
Contribution from General Communication, Inc.	---	---	16,904	---	16,904
Balances at December 31, 2006	100	206,622	27,744	6,834	241,200
Net income	---	---	---	13,733	13,733
Distribution to General Communication, Inc.	---	---	---	(12,038)	(12,038)
Contribution from General Communication, Inc.	---	---	10,060	---	10,060
Balances at December 31, 2007	100	$206,622	37,804	8,529	252,955

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Amounts in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$13,733	18,520	20,831
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization expense	87,615	82,099	74,126
Deferred income tax expense	11,649	15,384	14,936
Share-based compensation expense	4,944	6,365	546
Loss on termination of capital lease	---	---	2,797
Other noncash income and expense items	7,615	4,941	9,090
Change in operating assets and liabilities	(15,045)	(4,510)	(12,925)
Net cash provided by operating activities	110,511	122,799	109,401

Cash flows from investing activities:
Purchases of property and equipment, including construction period interest	(153,030)	(95,998)	(79,789)
Purchase of business	(19,530)	---	---
Purchases of other assets and intangible assets	(7,471)	(4,285)	(1,881)
Other	44	3,326	2,087
Net cash used in investing activities	(179,987)	(96,957)	(79,583)

Cash flows from financing activities:
Borrowing on Senior Credit Facility	60,000	15,000	38,831
Payment of debt	(27,152)	(1,725)	(800)
Net distribution to General Communication, Inc.	(7,349)	(25,745)	(12,077)
Payment of debt issuance costs	(527)	(44)	(1,076)
Repayments of capital lease obligations	(69)	(43)	(38,989)
Payment upon early termination of capital lease	---	---	(2,797)
Net cash provided by (used in) financing activities	24,903	(12,577)	(16,908)
Net increase (decrease) in cash and cash equivalents	(44,573)	13,285	12,910
Cash and cash equivalents at beginning of period	57,647	44,362	31,452

Cash and cash equivalents at end of period	$13,074	57,647	44,362

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

                                                                                            91                                                            (Continued)

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

                                                                                            92                                                            (Continued)

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

                                                                                            93                                                            (Continued)

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

                                                                                            94                                                            (Continued)

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

                                                                                            95                                                            (Continued)

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

                                                                                            96                                                            (Continued)

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

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest costs incurred during the development period of a software capital project are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest cost of $3.3 million, $820,000 and $0 during the years ended December 31, 2007, 2006 and 2005, respectively.

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

                                                                                            97                                                            (Continued)

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations, to account for share-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and revises guidance in SFAS 123, “Accounting for Stock-Based Compensation.” Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1986 Stock Option Plan (“Stock Option Plan”) and unvested stock options not issued pursuant to a plan that were outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. See note 11 for information on the assumptions we used to calculate the fair value of share-based compensation.

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

                                                                                            98                                                            (Continued)

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

We have one major customer, Verizon Communications, Inc. (“Verizon”) (see note 12). We also provide services to Sprint Nextel Corporation ("Sprint Nextel") and Dobson Communications Corporation ("Dobson"). Although these customers do not meet the threshold for classification as a major customer, we do derive significant revenues and operating income from them. In November 2007, AT&T Mobility LLC ("AT&T") acquired Dobson, including its Alaska properties. In December 2007, we signed an agreement with AT&T that terminates AT&T’s obligation to purchase network services from us as of July 1, 2008. As compensation AT&T will provide us with

                                                                                            99                                                            (Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

a large block of wireless network usage at no charge. The block of wireless network usage at no charge will reduce Cost of Goods Sold during the four year period ended June 30, 2012, that we would have otherwise recognized in accordance with the new agreement, however, we are unable to estimate the impact this agreement will have on our Cost of Goods Sold. We expect our message telephone and Private Line revenues earned from Dobson to decrease in 2008 and forward. Dobson revenues were $23.2 million in 2007. We do not believe the termination of the agreement with Dobson will have a material adverse effect on our financial position, results of operations or liquidity. There is increased risk associated with these customers' accounts receivable balances. Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resources industries, and in particular oil production, as well as tourism, government, and United States military spending. Though limited to one geographical area and except for Verizon, Sprint Nextel and AT&T, the concentration of credit risk with respect to our receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

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

                                                                                           100                                                           (Continued)

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

                                                                                           101                                                           (Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2006, we recorded a $3.5 million increase to property and equipment in service and $1.6 million increase to accumulated depreciation for the cumulative misstatement as of December 31, 2005. Accordingly, we increased retained earnings by $1.1 million and recorded $772,000 as a long-term deferred tax liability.

(af)	Reclassifications

Reclassifications have been made to the 2006 and 2005 financial statements to make them comparable with the 2007 presentation.

(2)	Error Correction

We corrected an immaterial error caused by our capitalized interest policy that was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures. The immaterial error correction increased depreciation expense $1.3 million, decreased interest expense $1.7 million, and increased income tax expense $201,000 for the year ended December 31, 2007. The immaterial error correction also increased property and equipment in service $5.9 million, increased accumulated depreciation $4.0 million, increased deferred income tax liability $814,000, and increased retained earnings $1.1 million as of December 31, 2007. The immaterial error correction for periods prior to 2005 increased property and equipment, net of accumulated depreciation $1.4 million, increased deferred income tax liability $611,000 and increased retained earnings $805,000 as of January 1, 2005. The impact of the immaterial error correction is reflected in the accompanying consolidated financial statements including footnotes 3, 5, 9, 10, 12, and 17.

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

We paid interest totaling $34.0 million, $35.1 million and $33.1 million during the years ended December 31, 2007, 2006 and 2005, respectively.

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

                                                                                           102                                                           (Continued)

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

                                                                                           103                                                           (Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

During the years ended December 31, 2007, 2006 and 2005 we utilized $0, $372,000 and $3.3 million, respectively, of the MCI credit (as further described and defined in note 12) against amounts otherwise payable for services received from MCI.

(5)	Net Property and Equipment in Service

Net property and equipment in service consists of the following at December 31, 2007 and 2006 (amounts in thousands):

	2007	2006
Land and buildings	$14,424	8,685
Telephony distribution systems	640,001	558,734
Cable television distribution systems	161,934	155,693
Support equipment	110,619	97,115
Transportation equipment	8,102	6,645
Property and equipment under capital leases	3,086	3,086
	938,166	829,958
Less accumulated depreciation	432,829	372,709
Less accumulated amortization	1,064	954
Net property and equipment in service	$504,273	456,295

(6)	Intangible Assets

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

                                                                                           104                                                           (Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

                                                                                           105                                                           (Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2008	$3,297
2009	2,979
2010	2,458
2011	1,051
2012	486

(7)	Notes Receivable from Related Parties

Notes receivable from related parties consist of the following (amounts in thousands):

		December 31,
		2007	2006
Note receivable from officers bearing interest at the prime rate or at the rate paid by us on our senior indebtedness which is considered market rate, unsecured, unconditionally guaranteed by the borrower, due through February 8, 2007	$	---	1,003
Notes receivable from other related parties bearing interest up to 7.6% or at the rate paid by us on our senior indebtedness, unsecured, due through January 1, 2010		48	92
Interest receivable		8	29
Total notes receivable from related parties		56	1,124
Less current portion, including current interest receivable		31	1,080
Long-term portion, including long-term interest receivable		$25	44

(8)	Debt

Long-term debt consists of the following (amounts in thousands):

	December 31,
	2007	2006
Senior Notes (a)	$320,000	320,000
Senior Credit Facility (b)	220,760	172,600
Mortgage	529	---
Note Payable	100	225
Debt	541,389	492,825
Less unamortized bond discount paid on the Senior Notes	2,991	3,363
Less current portion of long-term debt	2,283	1,725
Long-term debt, net of unamortized bond discount	$536,115	487,737

(a)

We pay interest of 7.25% on Senior Notes that are due in 2014. The Senior Notes are an unsecured senior obligation. The Senior Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount based on an effective interest rate of 7.50%, which is being amortized to Interest Expense over the term of the Senior Notes using the effective interest method.

                                                                                           106                                                           (Continued)

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

                                                                                           107                                                           (Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

                                                                                           108                                                           (Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Maturities of long-term debt as of December 31, 2007 were as follows (amounts in thousands):

Years ending December 31,
2008	$2,283
2009	2,181
2010	2,179
2011	112,751
2012	101,690
2013 and thereafter	320,305
$541,389

(9)	Comprehensive Income

During the years ended December 31, 2007, 2006 and 2005 we had no other comprehensive income. Total comprehensive income which was equal to net income during the years ended December 31, 2007, 2006 and 2005 was $13,733,000, $18,520,000 and $20,831,000, respectively.

(10)	Income Taxes

Total income tax expense (benefit) was allocated as follows (amounts in thousands):

	Years ended December 31,
	2007	2006	2005
Income before cumulative effect of a change in accounting principle	$12,162	15,797	16,004
SAB 108 cumulative adjustment	---	772	---
Cumulative effect of a change in accounting principle	---	44	---
Net income from continuing operations	12,162	16,613	16,004
Stockholders’ equity, for stock option compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	---	---	(922)
	$12,162	16,613	15,082

We did not record any excess tax benefit generated from stock options exercised during the years ended December 31, 2007 and 2006 since we are in a net operating loss carryforward position and the income tax deduction will not yet reduce income taxes payable.

Income tax expense (benefit) consists of the following (amounts in thousands):

	Years ended December 31,
	2007	2006	2005
Current tax expense:
Federal taxes	$436	(278)	827
State taxes	77	(81)	238
	513	(359)	1,065

Deferred tax expense:
Federal taxes	9,785	12,514	11,587
State taxes	1,864	3,642	3,352
	11,649	16,156	14,939
	$12,162	15,797	16,004

                                                                                           109                                                           (Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Total income tax expense differed from the “expected” income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years ended December 31,
	2007	2006	2005
“Expected” statutory tax expense	$9,063	11,988	12,892
State income taxes, net of federal benefit	1,585	2,529	2,343
Income tax effect on nondeductible entertainment expenses	569	423	310
Income tax effect of nondeductible lobbying expenses	468	409	368
Income tax effect of nondeductible expenditures and other items, net	500	60	102
Other, net	(23)	388	(11)
	$12,162	15,797	16,004

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

                                                                                           110                                                           (Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Long-term deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	107,189	108,307
Amortizable assets	29,677	25,788
Other	462	621
Total long-term deferred tax liabilities	137,328	134,716
Net combined long-term deferred tax liabilities	$84,294	87,609

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

(11)	Stockholders’ Equity

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

                                                                                           111                                                           (Continued)

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

                                                                                           112                                                           (Continued)

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

                                                                                           113                                                           (Continued)

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

                                                                                           114                                                           (Continued)

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

                                                                                           115                                                           (Continued)

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
Cost of Goods Sold:

                                                                                           116                                                           (Continued)

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

                                                                                           117                                                           (Continued)

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

A reconciliation of reportable segment earnings from external operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense to consolidated net income before income taxes and cumulative effect of a change in accounting principle follows (amounts in thousands):

Years ended December 31,	2007	2006	2005
Reportable segment earnings from operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense	$153,740	156,253	148,405
Less depreciation and amortization expense	87,615	82,099	74,126
Less share-based compensation expense	4,944	6,365	546
Plus loss on termination of capital lease	---	---	2,797
Less other income	36	463	---
Consolidated operating income	61,145	67,326	76,530
Less other expense, net	35,250	33,073	39,695
Consolidated income before income taxes and cumulative effect of a change in accounting principle	$25,895	34,253	36,835

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

                                                                                           118                                                           (Continued)

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

                                                                                           119                                                           (Continued)

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

                                                                                           120                                                           (Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Related Party Transactions

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

                                                                                           121                                                           (Continued)

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

                                                                                           122                                                           (Continued)

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

                                                                                           123                                                           (Continued)

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

                                                                                           124                                                           (Continued)

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

                                                                                           125                                                           (Continued)

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

                                                                                           126                                                           (Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Fluctuations in Fourth Quarter Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 (amounts in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues, as originally reported	$124,579	129,592	133,864	132,276
All other adjustments	452	298	226	(976)
Revenues, as adjusted	$125,031	129,890	134,090	131,300

Operating income, as originally reported	$11,488	18,126	14,193	18,626
Adjustment for depreciation	872	590	1,151	(2,613)
All other adjustments	210	728	(172)	(2,054)
Operating income, as adjusted	$12,570	19,444	15,172	13,959

Net income, as originally reported	$1,530	5,015	2,213	4,746
Adjustment for depreciation	462	313	610	(1,385)
All other adjustments	314	590	133	(808)
Net income, as adjusted	$2,306	5,918	2,956	2,553

The corrections made as part of the restatement of our 2007 quarterly reports on Form 10-Q follow:

•

We adjusted depreciation expense to correct an error in calculating depreciation in the initial year an asset is placed in service. We originally recorded our estimated depreciation expense evenly throughout the year with periodic adjustments based upon improved estimates or actual results. In accordance with GAAP we now initially record depreciation expense in the month an asset is placed in service. Depreciation was improperly allocated among quarters, but the year-end total was correct. Therefore the restatement impacts the quarterly results, but not the December 31, 2007 year-end results.

•	We have also corrected the 2007 quarters for errors that have been determined to be immaterial individually and in the aggregate. They are as follows:

•

We adjusted interest expense to correct an interest capitalization error on certain assets. As discussed in note 2, our capitalized interest policy was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures. Our capitalized interest policy now conforms to GAAP;

•	We adjusted depreciation expense due to the recognition of depreciation on additional capitalized interest;
•	We increased revenue to correct a configuration error in the automated interface between our unified billing system and our general ledger;
•	We increased revenue to correct revenue recognition for a majority noncontrolling interest in a subsidiary that was recognizing a certain type of revenue on a cash basis rather than an accrual basis;
•	We decreased share-based compensation expense to correct expense recognition timing for options that did not vest in equal increments over the vesting period;
•	We adjusted depreciation expense due to a revision of the Alaska DigiTel purchase price allocation, and;

                                                                                           127                                                           (Continued)

GCI, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	We adjusted income tax expense to record the income tax effect of the corrections described above.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Total revenues	$112,822	118,220	125,081	121,359
Operating income	$15,221	18,698	19,777	13,630
Income before cumulative effect of a change in accounting principle	$3,250	5,656	6,482	3,068
Net income	$3,314	5,656	6,482	3,068

No significant, unusual or infrequently occurring items were recognized in the fourth quarter of 2007 or 2006.

                                                                                128

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

                                                                                           129

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

                                                                                           130

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

                                                                                           131

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

10.144	Strategic Roaming Agreement dated as of October 30, 2007 between Alaska DigitTel, LLC. And WirelessCo L.P. # (37)
10.145

CDMA Build-out Agreement dated as of October 30, 2007 between Alaska DigitTel, LLC. and WirelessCo L.P. (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # (37)

10.146	Long-term de Facto Transfer Spectrum Leasing agreement between Alaska DigitTel, LLC. and SprintCom, Inc. # (37)

                                                                                           132

10.147

Twelfth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formerly known as MCI WorldCom Network Services) dated November 19, 2007 (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) # (37)

10.148

Stock Purchase Agreement dated as of October 12, 2007 among GCI Communication Corp., United Companies, Inc., Sea Lion Corporation and Togiak Natives LTD. (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) (37)

14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (25)
21.1	Subsidiaries of the Registrant (37)
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (1)
99.2	The Bylaws of GCI Communication Corp. (1)
99.7	The Bylaws of GCI Cable, Inc. (10)
99.8	The Articles of Incorporation of GCI Cable, Inc. (10)
99.15	The Bylaws of GCI Holdings, Inc. (13)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (13)
99.17	The Articles of Incorporation of GCI, Inc. (12)
99.18	The Bylaws of GCI, Inc. (12)
99.27	The Partnership Agreement of Alaska United Fiber System (15)
99.28	The Bylaws of Potter View Development Co., Inc. (19)
99.29	The Articles of Incorporation of Potter View Development Co., Inc. (19)
99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (20)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (20)

________________
#

CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the Securities and Exchange Commission. Each omitted Confidential Portion is marked by three asterisks.

* Filed herewith.
________________

Exhibit Reference	Description
1	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1990
2	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1991
3	Incorporated by reference to GCI’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
4	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1989.

                                                                                           133

5	Incorporated by reference to GCI’s Current Report on Form 8-K dated June 4, 1993.
6	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1993.
7	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1995.
8	Incorporated by reference to GCI’s Form S-4 Registration Statement dated October 4, 1996.
9	Incorporated by reference to GCI’s Current Report on Form 8-K dated November 13, 1996.
10	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1996.
11	Incorporated by reference to GCI’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
12	Incorporated by reference to GCI’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
13	Incorporated by reference to GCI’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
14	Incorporated by reference to GCI’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
15	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
16	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
17	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
18	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
19	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
20	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
21	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
22	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
23	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
24	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
25	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
28	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
29	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.
30	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

                                                                                           134

32	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 19, 2007.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
34	Incorporated by reference to The Company’s Form S-8 filed with the SEC on July 27, 2007.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
37	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	June 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	June 10, 2008
Ronald A. Duncan	(Principal Executive Officer)

/s/ G. Wilson Hughes	Vice President and Director	June 10, 2008
G. Wilson Hughes

/s/ John M. Lowber	Secretary, Treasurer and Director	June 10, 2008
John M. Lowber	(Principal Financial and Accounting Officer)

                                                                                           135