Form 10-Q/A
period 2008-03-31
GCI INC
filed 2008-11-21
CIK 75679

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o No ☒

Explanatory Note

GCI, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A ("this Amendment") to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, which was originally filed on June 5, 2008 (“Original Filing”).

This Amendment is being filed to:
·
Correct the Company's consolidated financial statements under Part I, Item I contained in this Form 10-Q/A for an error in depreciation expense due to failure to make a change to the estimated useful life of certain assets that were expected to be decommissioned at or near the end of 2008.  The error increased depreciation expense $4.5 million, decreased minority interest expense $1.0 million and decreased income tax expense $1.3 million for the three months ended March 31, 2008.  The error also decreased property and equipment in service $4.5 million, decreased minority interest $1.0 million and decreased deferred income tax liability $1.3 million as of March 31, 2008.  Note 1(i) to the consolidated financial statements has been updated to describe the error correction, and

·	Correct the Company’s disclosure under Part I, Item 4(b) to include the Company’s evaluation of this error on its internal control over financial reporting.

This Form 10-Q/A only amends Part I, Items 1 and 2 as a result of, and to reflect, an error in depreciation expense and Management’s conclusion that this error arose from a material weakness.  This Form 10-Q/A includes the Original Filing in its entirety; no other information in the Original Filing is amended hereby.  The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the Securities and Exchange Commission (“SEC”), Item 6 of Part II of the Original Filing has been amended to contain the currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date.  Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and any reports filed with the SEC subsequent to the date of this filing.

                                    1(a)

GCI, INC.
A WHOLLY-OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
FORM 10-Q/A (Amendment No. 1)
FOR THE QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (as restated, unaudited)
	and December 31, 2007	4

	Consolidated Income Statement for the three months ended
	March 31, 2008 (as restated, unaudited) and 2007 (as restated, unaudited)	6

	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2008 (unaudited) and 2007 (as restated, unaudited)	7

	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 6.	Exhibits	43

Other items are omitted, as they are not applicable.

SIGNATURES		44

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	(as restated, unaudited)
	March 31,	December 31,
ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$17,165	13,074

Receivables	92,154	97,913
Less allowance for doubtful receivables	1,551	1,657
Net receivables	90,603	96,256

Deferred income taxes	21,870	5,734
Prepaid expenses	6,563	5,356
Inventories	3,814	2,541
Other current assets	679	717
Total current assets	140,694	123,678

Property and equipment in service, net of depreciation	515,214	504,273
Construction in progress	84,950	69,409
Net property and equipment	600,164	573,682

Cable certificates	191,565	191,565
Goodwill	42,181	42,181
Wireless certificates	25,757	25,757
Other intangible assets, net of amortization	11,873	11,769
Deferred loan and senior notes costs, net of amortization	5,985	6,202
Other assets	9,508	9,399
Total other assets	286,869	286,873
Total assets	$1,027,727	984,233

See accompanying notes to interim consolidated financial statements.

                                                                                                   (Continued)

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	(as restated, unaudited)
	March 31,	December 31,
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDER'S EQUITY	2008	2007

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$2,382	2,375
Accounts payable	41,847	35,747
Deferred revenue	17,385	16,600
Accrued payroll and payroll related obligations	15,263	16,329
Accrued liabilities	8,326	7,536
Accrued interest	3,076	8,927
Subscriber deposits	956	877
Total current liabilities	89,235	88,391

Long-term debt	555,667	536,115
Obligations under capital leases, excluding current maturities	2,306	2,290
Obligation under capital lease due to related party, excluding current maturity	441	469
Deferred income taxes	101,865	84,295
Other liabilities	17,175	13,241
Total liabilities	766,689	724,801

Minority interest	5,502	6,478

Commitments and contingencies
Stockholder's equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares at March 31, 2008 and December 31, 2007	206,622	206,622
Paid-in capital	39,996	37,804
Retained earnings	8,918	8,528
Total stockholder’s equity	255,536	252,954
Total liabilities, minority interest, and stockholder’s equity	$1,027,727	984,233

See accompanying notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	(as restated) 2008	(as restated) 2007
Revenues	$134,674	125,031

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	51,311	47,990
Selling, general and administrative expenses	46,406	43,605
Depreciation and amortization expense	27,243	20,866
Operating income	9,714	12,570

Other income (expense):
Interest expense	(8,685)	(8,318)
Loan and senior note fees	(223)	(180)
Interest income	81	184
Minority interest	976	13
Other expense, net	(7,851)	(8,301)

Income before income tax expense	1,863	4,269

Income tax expense	1,427	1,963

Net income	$436	2,306

See accompanying notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

(Amounts in thousands)	(as restated)2008	(as restated) 2007
Cash flows from operating activities:
Net income	$436	2,306
Adjustments to reconcile net income to net cash provided by operating activities (net of effects of acquisition):
Depreciation and amortization expense	27,243	20,866
Deferred income tax expense	1,427	1,963
Share-based compensation expense	1,260	985
Other noncash income and expense items	472	1,153
Change in operating assets and liabilities, net of acquisition	4,686	(5,424)
Net cash provided by operating activities	35,524	21,849

Cash flows from investing activities:
Purchases of property and equipment	(49,647)	(30,454)
Purchases of other assets and intangible assets	(1,183)	(396)
Purchase of business	---	(19,530)
Other	---	25
Net cash used in investing activities	(50,830)	(50,355)

Cash flows from financing activities:
Borrowing on Senior Credit Facility	20,000	---
Repayment of debt and capital lease obligations	(567)	(25,577)
Net contribution from (distribution to) General Communication, Inc.	(30)	6,170
Other	(6)	---
Net cash provided by (used in) financing activities	19,397	(19,407)
Net increase (decrease) in cash and cash equivalents	4,091	(47,913)
Cash and cash equivalents at beginning of period	13,074	57,647

Cash and cash equivalents at end of period	$17,165	9,734

See accompanying notes to interim consolidated financial statement.

GCI, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of GCI, Inc. and its subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007, filed with the SEC on June 12, 2008 as part of our annual report on Form 10-K/A (Amendment No. 2). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

(a)	Business
    We offer the following services:
·	Origination and termination of traffic in Alaska for certain common carriers,
·	Cable television services throughout Alaska,
·
Competitive local access services in Anchorage, Fairbanks, Juneau, Wasilla, Eagle River, Kodiak, Palmer, Kenai, Soldotna, Chugiak, Sitka, Valdez, Ketchikan and Homer, Alaska as of March 31, 2008 with on-going expansion into additional Alaska communities,

·	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
·	Resale and sale of postpaid and sale of prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
·	Data network services,
·	Internet access services,
·	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to hospitals and health clinics, and managed video conferencing,
·	Managed services to certain commercial customers,
·	Sales and service of dedicated communications systems and related equipment,
·
Lease, sales and maintenance of capacity on our fiber optic cable systems used in the transmission of interstate and intrastate data, switched message long-distance and Internet services within Alaska and between Alaska and the remaining United States and foreign countries, and

·	Distribution of white and yellow pages directories to residential and business customers in certain markets we serve and on-line directory products.

(b)	Principles of Consolidation
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

(i)	Restatement, Immaterial Error Correction and Reclassification
    On November 5, 2008, we concluded that we should restate our previously issued quarterly results for the quarter ended March 31, 2008 to correct the error described below.  The corrections made as part of the restatement of our results of operations for the three months ended March 31, 2008 follow:

·
We increased depreciation expense $4.5 million to correct depreciation expense for a failure to change the estimated useful life of certain assets that were expected to be decommissioned at or near the end of 2008.  The assets should have been depreciated over the remaining period they were expected to be used;

·	We decreased minority interest expense $1.0 million to record the minority interest portion of the correction described above, and;
·	We decreased income tax expense $1.3 million to record the income tax effect of the corrections described above.

    The impact of the restatement as described above for the period presented is as follows (amounts in thousands):

	March 31, 2008
Consolidated Condensed Balance Sheet	As previously reported[1]	Adjustments	As restated
Assets
Total current assets	$140,694	---	140,694

Property and equipment in service, net of depreciation	519,675	(4,461)	515,214
Construction in progress	84,950	---	84,950
Net property and equipment	604,625	(4,461)	600,164

Total other assets	286,869	---	286,869
Total assets	$1,032,188	(4,461)	1,027,727

Liabilities, Minority Interest, and Stockholder's Equity
Total current liabilities	89,235	---	89,235

Long-term debt	555,667	---	555,667
Obligations under capital leases, excluding current maturities	2,306	---	2,306
Obligation under capital lease due to related party, excluding current maturity	441	---	441
Deferred income taxes	103,207	(1,342)	101,865

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Other liabilities	17,175	---	17,175
Total liabilities	768,031	(1,342)	766,689

Minority interest	6,528	(1,026)	5,502

Stockholder's equity:
Class A common stock (no par)	206,622	---	206,622
Paid-in capital	39,996	---	39,996
Retained earnings	11,011	(2,093)	8,918
Total stockholder’s equity	257,629	(2,093)	255,536
Total liabilities, minority interest, and stockholder's equity	1,032,188	(4,461)	1,027,727

1 As reported on Form 10-Q for the quarter ended March 31, 2008

	Three months ended March 31, 2008
	As previously reported[1]	Adjustments	As restated
Revenues	$134,674	---	134,674

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	51,311	---	51,311
Selling, general and administrative expenses	46,406	---	46,406
Depreciation and amortization expense	22,782	4,461	27,243
Operating income	14,175	(4,461)	9,714

Other income (expense):
Interest expense	(8,685)	---	(8,685)
Loan and senior note fees	(223)	---	(223)
Interest income	81	---	81
Minority interest	(50)	1,026	976
Other expense, net	(8,877)	1,026	(7,851)

Income before income tax expense	5,298	(3,435)	1,863

Income tax expense	2,769	(1,342)	1,427

Net income	$2,529	(2,093)	436

Cash provided by operating activities	$35,524	---	35,524
Cash used in investing activities	(50,830)	---	(50,830)
Cash used in financing activities	19,397	---	19,397

1 As reported on Form 10-Q for the quarter ended March 31, 2008

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

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

·
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

·
We decreased interest expense $382,000 to correct an interest capitalization error on certain assets.  Our capitalized interest policy was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures.  Our capitalized interest policy now conforms to GAAP;

·	We increased depreciation expense $322,000 due to the recognition of depreciation on additional capitalized interest;
·	We increased revenue $319,000 to correct a configuration error in the automated interface between our unified billing system and our general ledger;
·
We increased revenue $133,000 to correct revenue recognition for a majority noncontrolling interest in a subsidiary that was recognizing a certain type of revenue on a cash basis rather than an accrual basis;

·	We decreased share-based compensation expense $42,000 to correct expense recognition timing for options that did not vest in equal increments over the vesting period;
·	We decreased depreciation expense $38,000 due to a revision of the Alaska DigiTel purchase price allocation, and;
·	We decreased income tax expense $688,000 to record the income tax effect of the corrections described above.

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

GCI, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

The impact of the restatement and immaterial error correction adjustments and the reclassification as described above for the period presented is as follows (amounts in thousands):

	Three Months Ended March 31, 2007
	As previously reported[1]	Adjustments	Reclassification	As restated
Revenues	$124,579	452	---	125,031

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	43,113	---	4,877	47,990
Selling, general and administrative expenses	48,524	(42)	(4,877)	43,605
Depreciation and amortization expense	21,454	(588)	---	20,866
Operating income	11,488	1,082	---	12,570

Other income (expense):
Interest expense	(8,700)	382	---	(8,318)
Loan and senior note fees	(180)	---	---	(180)
Interest income	184	---	---	184
Minority interest	13	---	---	13
Other expense, net	(8,683)	382	---	(8,301)

Income before income tax expense	2,805	1,464	---	4,269

Income tax expense	1,275	688	---	1,963

Net income	$1,530	776	---	2,306

Cash provided by operating activities	$21,467	382	---	21,849
Cash used in investing activities	(45,361)	(382)	---	(45,743)
Cash used in financing activities	(24,019)	---	---	(24,019)

1 As reported on Form 10-Q for the quarter ended March 31, 2007

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Changes in operating assets and liabilities, net of acquisition, consist of (amounts in thousands):

Three month period ended March 31,	2008	2007 (as restated)
Decrease in accounts receivable	$9,466	2,067
Increase in prepaid expenses	(1,008)	(975)
Increase in inventories	(1,273)	(937)
Decrease in other current assets	23	699
Increase in accounts payable	2,784	124
Increase (decrease) in deferred revenues	571	(880)
Decrease in accrued payroll and payroll related obligations	(1,170)	(706)
Increase in accrued liabilities	756	591
Decrease in accrued interest	(5,851)	(5,761)
Increase in subscriber deposits	79	38
Increase in components of other long-term liabilities	309	316
	$4,686	(5,424)

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

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
 (Unaudited)

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

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
 (Unaudited)

Summarized financial information for our reportable segments for the three months ended March 31, 2008 and 2007 follows (amounts in thousands):

Three months ended March 31,	Consumer		Network Access	Commercial	Managed Broadband	Total Reportable Segments
2008 (as restated)
Revenues:
Intersegment	$	---	301	1,349	---	1,650
External		61,383	39,174	26,591	7,526	134,674
Total revenues		$61,383	39,475	27,940	7,526	136,324
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$12,254	20,137	4,325	2,477	39,193

2007 (as restated)
Revenues:
Intersegment	$	---	271	1,625	---	1,896
External		53,603	40,327	24,181	6,920	125,031
Total revenues		$53,603	40,598	25,806	6,920	126,927
Earnings from external operations before depreciation, amortization, net interest expense, income taxes and share-based compensation expense		$9,958	19,765	3,079	1,632	34,434

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007 (as restated)
Reportable segment revenues	$136,324	126,927
Less intersegment revenues eliminated in consolidation	1,650	1,896
Consolidated revenues	$134,674	125,031

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment earnings from external operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense to consolidated income before income taxes (amounts in thousands):

	Three Months Ended
	March 31,
	2008 (as restated)	2007 (as restated)
Reportable segment earnings from external operations before depreciation and amortization expense, net interest expense, income taxes and share-based compensation expense	$39,193	34,434
Less depreciation and amortization expense	27,243	20,866
Less share-based compensation expense	1,260	985
Less other income	976	13
Consolidated operating income	9,714	12,570
Less other expense, net	7,851	8,301
Consolidated income before income tax expense	$1,863	4,269

(6)	Commitments and Contingencies

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
(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

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

On November 5, 2008, we concluded that we should restate our previously issued quarterly results for the quarter ended March 31, 2008, to correct the error described below.  The corrections made as part of the restatement of our results of operations for the three months ended March 31, 2008 follow:

·
We increased depreciation expense $4.5 million to correct depreciation expense for a failure to change the estimated useful life of certain assets that were expected to be decommissioned at or near the end of 2008.  The assets should have been depreciated over the remaining period they were expected to be used;

·	We decreased minority interest expense $1.0 million to record the minority interest portion of the correction described above, and;
·	We decreased income tax expense $1.3 million to record the income tax effect of the corrections described above.

The impact of the restatement as described above for the period presented is as follows (amounts in thousands):

	March 31, 2008
Consolidated Condensed Balance Sheet	As previously reported[1]	Adjustments	As restated
Assets
Total current assets	$140,694	---	140,694

Property and equipment in service, net of depreciation	519,675	(4,461)	515,214
Construction in progress	84,950	---	84,950
Net property and equipment	604,625	(4,461)	600,164

Total other assets	286,869	---	286,869
Total assets	$1,032,188	(4,461)	1,027,727

Liabilities, Minority Interest, and Stockholder's Equity
Total current liabilities	89,235	---	89,235

Long-term debt	555,667	---	555,667
Obligations under capital leases, excluding current maturities	2,306	---	2,306
Obligation under capital lease due to related party, excluding current maturity	441	---	441
Deferred income taxes	103,207	(1,342)	101,865
Other liabilities	17,175	---	17,175
Total liabilities	768,031	(1,342)	766,689

Minority interest	6,528	(1,026)	5,502

Stockholder's equity:
Class A common stock (no par)	206,622	---	206,622
Paid-in capital	39,996	---	39,996
Retained earnings	11,011	(2,093)	8,918
Total stockholder’s equity	257,629	(2,093)	255,536
Total liabilities, minority interest, and stockholder's equity	1,032,188	(4,461)	1,027,727

1 As reported on Form 10-Q for the quarter ended March 31, 2008

	Three Months Ended March 31, 2008
	As previously reported[1]	Adjustments	As restated
Revenues	$134,674	---	134,674

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	51,311	---	51,311
Selling, general and administrative expenses	46,406	---	46,406
Depreciation and amortization expense	22,782	4,461	27,243
Operating income	14,175	(4,461)	9,714

Other income (expense):
Interest expense	(8,685)	---	(8,685)
Loan and senior note fees	(223)	---	(223)
Interest income	81	---	81
Minority interest	(50)	1,026	976
Other expense, net	(8,877)	1,026	(7,851)

Income before income tax expense	5,298	(3,435)	1,863

Income tax expense	2,769	(1,342)	1,427

Net income	$2,529	(2,093)	436

Cash provided by operating activities	$35,524	---	35,524
Cash used in investing activities	(50,830)	---	(50,830)
Cash used in financing activities	19,397	---	19,397

1 As reported on Form 10-Q for the quarter ended March 31, 2008

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

·
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

·
We decreased interest expense $382,000 to correct an interest capitalization error on certain assets.  Our capitalized interest policy was too restrictive and resulted in no interest capitalization on certain qualifying capital expenditures.  Our capitalized interest policy now conforms to GAAP;

·	We increased depreciation expense $322,000 due to the recognition of depreciation on additional capitalized interest;
·	We increased revenue $319,000 to correct a configuration error in the automated interface between our unified billing system and our general ledger;
·
We increased revenue $133,000 to correct revenue recognition for a majority noncontrolling interest in a subsidiary that was recognizing a certain type of revenue on a cash basis rather than an accrual basis;

·	We decreased share-based compensation expense $42,000 to correct expense recognition timing for options that did not vest in equal increments over the vesting period;
·	We decreased depreciation expense $38,000 due to a revision of the Alaska DigiTel purchase price allocation, and;
·	We decreased income tax expense $688,000 to record the income tax effect of the corrections described above.

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

The impact of the restatement and immaterial error correction adjustments and the reclassification as described above for the period presented is as follows (amounts in thousands):

	Three Months Ended March 31, 2007
	As previously reported[1]	Adjustments	Reclassification	As restated
Revenues	$124,579	452	---	125,031

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	43,113	---	4,877	47,990
Selling, general and administrative expenses	48,524	(42)	(4,877)	43,605
Depreciation and amortization expense	21,454	(588)	---	20,866
Operating income	11,488	1,082	---	12,570

Other income (expense):
Interest expense	(8,700)	382	---	(8,318)
Loan and senior note fees	(180)	---	---	(180)
Interest income	184	---	---	184
Minority interest	13	---	---	13
Other expense, net	(8,683)	382	---	(8,301)

Income before income tax expense	2,805	1,464	---	4,269

Income tax expense	1,275	688	---	1,963

Net income	$1,530	776	---	2,306

Cash provided by operating activities	$21,467	382	---	21,849
Cash used in investing activities	(45,361)	(382)	---	(45,743)
Cash used in financing activities	(24,019)	---	---	(24,019)

1 As reported on Form 10-Q for the quarter ended March 31, 2007

All adjustments noted above have been included in the amounts for the period ending March 31, 2008 and 2007 shown in Management's Discussion and Analysis.

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

Results of Operations
The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage
	Three Months Ended		Change [1]
	March 31,		2008
(Unaudited)	2008	2007	vs. 2007
Statements of Operations Data:
Revenues:
Consumer segment	45.6%	42.9%	14.5%
Network Access segment	29.1%	32.3%	(2.9%)
Commercial segment	19.7%	19.3%	10.0%
Managed Broadband segment	5.6%	5.5%	8.8%
Total revenues	100.0%	100.0%	7.7%
Selling, general and administrative expenses	34.5%	34.9%	6.4%
Depreciation and amortization expense	20.2%	16.7%	30.6%
Operating income	7.2%	10.1%	(22.7%)
Other expense, net	5.8%	6.6%	(5.4%)
Income before income tax expense	1.4%	3.4%	(56.4%)
Net income	0.3%	1.8%	(81.1%)

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

Consumer segment Cost of Goods Sold represented 48.1% of 2008 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$5,052	5,064	(0.2%)
Video	9,930	8,858	12.1%
Data	1,826	1,269	43.9%
Wireless	7,893	6,764	16.7%
Total Consumer segment Cost of Goods Sold	$24,701	21,955	12.5%

Consumer segment EBITDAS, representing 31.3% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Consumer segment EBITDAS	$12,254	9,958	23.1%

Selected key performance indicators for our Consumer segment follow:

	March 31,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	90,400	89,600	0.9%
Long-distance minutes carried (in millions)	33.7	34.2	(1.5%)
Total local access lines in service[2]	76,800	67,400	14.0%
Local access lines in service on GCI facilities[2]	55,500	37,400	48.4%

Video:
Basic subscribers[3]	130,700	124,500	5.0%
Digital programming tier subscribers[4]	68,100	60,600	12.4%
HD/DVR converter boxes[5]	55,400	34,600	60.1%
Homes passed	225,700	220,100	2.5%
Average monthly gross revenue per subscriber[6]	$66.09	$63.38	5.4%

Data:
Cable modem subscribers[7]	90,900	81,300	11.8%

Wireless:
Wireless lines in service[8]	73,000	60,000	21.7%
Average monthly gross revenue per subscriber[9]	$56.76	$53.59	5.9%

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

The increase in video revenue is primarily due to the following:

·	A 6.4% increase in programming services revenue to $20.7 million primarily resulting from an increase in basic and digital programming tier subscribers, and
·	A 19.2% increase in equipment rental revenue to $4.6 million primarily resulting from our customers’ increased use of digital distribution technology.

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

Network Access segment Cost of Goods Sold represented 20.0% of 2008 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$7,308	7,592	(3.7%)
Data	2,726	3,433	(20.6%)
Wireless	221	220	0.5%
Total Network Access segment Cost of Goods Sold	$10,255	11,245	0.5%

Network Access segment EBITDAS, representing 51.4% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Network Access segment EBITDAS	$20,137	19,765	1.9%

Selected key performance indicators for our Network Access segment follow:

			Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	314.6	315.8	(0.4%)

Data:
Internet service provider access lines in service[1]	2,600	3,100	(16.1%)

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

Network Access Segment EBITDAS
The EBITDAS increase was primarily due to a decrease in the selling, general and administrative expense allocated to our Network Access segment primarily due to a decrease in the 2007 segment margin upon which the allocation is based.  The increased margin was partially offset by a decreased margin resulting from decreased long-distance minutes carried in 2008.

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

Commercial segment Cost of Goods Sold represented 27.4% of 2008 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$4,929	4,920	0.2%
Video	388	402	(3.5%)
Data	7,580	6,040	25.5%
Wireless	1,174	903	30.0%
Total Commercial segment Cost of Goods Sold	$14,071	12,265	14.7%

Commercial segment EBITDAS, representing 11.0% of 2008 consolidated EBITDAS, is as follows (amounts in thousands):

	2008	2007	Percentage Change
Commercial segment EBITDAS	$4,325	3,079	40.5%

Selected key performance indicators for our Commercial segment follow:

	March 31,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers[1]	10,400	11,100	(6.3%)
Long-distance minutes carried (in millions)	32.8	32.9	(0.3%)
Total local access lines in service[2]	43,500	42,100	3.3%
Local access lines in service on GCI facilities [2]	13,400	9,100	47.3%

Data:
Cable modem subscribers[3]	8,800	8,000	10.0%

Wireless:
Wireless lines in service[4]	7,200	6,200	16.1%

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

Managed Broadband Segment Overview
Managed Broadband segment revenue represented 5.6% of 2008 consolidated revenues, Cost of Goods Sold represented 4.5% of 2008 consolidated Cost of Goods Sold and EBITDAS represented 6.3% of consolidated EBITDAS. The Managed Broadband segment includes data products only.

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

Depreciation and Amortization Expense
Depreciation and amortization expense increased 30.6% to $27.2 million in 2008. The increase is primarily due to our $111.6 million investment in equipment and facilities placed into service during 2007 for which a full year of depreciation will be recorded in 2008, the $34.2 million investment in equipment and facilities placed into service during the first quarter of 2008 for which a partial year of depreciation will be recorded in 2008, and a $4.5 million depreciation charge in the first quarter of 2008 to change the estimated useful life of certain assets that are expected to be decommissioned near the end of 2008.

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

Other Expense, Net
Other expense, net of other income, decreased 5.4% to $7.9 million in 2008, which was primarily caused by a $963,000 decrease in minority interest and a $280,000 increase in capitalized interest to $870,000 due to increased capital expenditures subject to capitalized interest partially offset by an increase in our interest expense due to an increase in our average outstanding debt balance in 2008.

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

Income tax expense totaled $1.4 million and $2.0 million in 2008 and 2007, respectively. Our effective income tax rate increased from 46.0% in 2007 to 76.6% in 2008 due primarily to lower forecasted pre-tax net income for the year ended December 31, 2008, without a comparable decrease in non-deductible items.

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

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 66% to 69% in the year ended December 31, 2008.

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

Subsequent to March 31, 2008, we determined the internal control over financial reporting at Alaska DigiTel, which was excluded from our most recent annual evaluation of internal control over financial reporting, does not include activities adequate to timely identify changes in financial reporting risks, monitor the continued effectiveness of controls, and does not include staff with adequate technical expertise to ensure that policies and procedures necessary for reliable interim and annual financial statements are selected and applied. These control deficiencies in our Alaska DigiTel business represent material weaknesses in our internal control over financial reporting and lead to the failure to timely identify and respond to triggering events which necessitated a change in useful life of depreciable assets to ensure reporting in accordance with GAAP. These material weaknesses also led to errors in our interim financial reporting which were corrected through the restatement of our interim financial information.  We have made progress towards remediation with the acquisition of the minority interest on August 18, 2008, which gave us 100% ownership and control over this subsidiary.  Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon their approval of our initial acquisition completed in January 2007.  During the fourth quarter of 2008 we intend to make progress towards integrating Alaska DigiTel into our financial reporting process by replacing the accounting management with GCI accounting management.  During the first quarter of 2009 we will integrate Alaska DigiTel’s accounting process into our general ledger system.  Additionally, Alaska DigiTel will become subject to the improvements we anticipate in addressing the material weakness described above the remediation of which will strengthen our selection and application of accounting policies in accordance with GAAP.

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

GCI, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	November 20, 2008
Ronald A. Duncan	(Principal Executive Officer)

/s/ G. Wilson Hughes	Vice President and Director	November 20, 2008
G. Wilson Hughes

/s/ John M. Lowber	Secretary, Treasurer and Director	November 20, 2008
John M. Lowber	(Principal Financial and Accounting Officer)