Form 10-K/A
period 2008-12-31
GCI INC
filed 2009-10-13
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

GCI, Inc. ("Company") is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed on March 23, 2009 ("Original Filling").

The purpose of this Amendment is to remove the following statement, which was  inadvertently included in Part II, Item 9A of the Original Filing: “KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2008, which is included in Item 8 of this Form 10-K.” The Company is not required to obtain nor did KPMG issue an audit report on the Company’s internal control over financial reporting as of December 31, 2008.  Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 9A of the Original Filing in this Amendment.  However, there have been no changes to the text of such item other than the removal of the inadvertently included sentence.  This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibit 31 hereto.  This Amendment does not affect any other parts of, or exhibits, to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment must be read in conjunction with the Company's other filings, if any, made with the Securities and Exchange Commission ("SEC") subsequent to the filing of the Original Filing, including amendments to those filings, if any.

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

________________
* Filed herewith.

________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	October 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	October 12, 2009
Ronald A. Duncan	(Principal Executive Officer)

/s/ G. Wilson Hughes	Vice President and Director	October 12, 2009
G. Wilson Hughes

/s/ John M. Lowber	Secretary, Treasurer and Director	October 12, 2009
John M. Lowber	(Principal Financial and Accounting Officer)