Form 10-K
period 2009-12-31
GCI INC
filed 2010-03-12
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

GCI, INC.
A WHOLLY-OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
2009 ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K is for the year ending December 31, 2009. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

Part I

Item 1. Business

General
In this Annual Report, “we,” “us,” “our,” and “the Company” refer to GCI, Inc. and its direct and indirect subsidiaries.

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

Availability of Reports and Other Information
Internet users can access information about the Company and its services at http://www.gci.com/, http://www.gcinetworksolutions.com/, http://www.unicom-alaska.com/, http://www.alaskadigitel.com/, http://www.alaska-wireless.com/ and http://www.alaskaunited.com/. The Company hosts Internet services at http://www.gci.net/, broadband delivery of health services at http://www.connectmd.com, and SchoolAccess® services at http://www.schoolaccess.net/. Our online telephone directory and yellow pages are hosted at http://www.gcidirectory.com/.

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

Financial Information about Industry Segments
Our five reportable segments are Consumer, Network Access, Commercial, Managed Broadband, and Regulated Operations services.

For financial information about our reportable segments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Also refer to note 9 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data.”

Narrative Description of our Business

General
We are the largest communications provider in Alaska as measured by revenues. We offer facilities-based local and long-distance voice services, cable television, data and Internet access to residential and business customers across the state under our GCI brand. In addition, we provide wireless telephone services over our own facilities under the GCI, Alaska DigiTel and Alaska Wireless brand names. Due to the unique nature of the markets we serve, including harsh winter weather and remote geographies, our customers rely extensively on our systems to meet their communication and entertainment needs. We benefit from the attractive demographic and economic characteristics of Alaska. Also, the state of Alaska does not levy personal income taxes or collect sales taxes.

Since GCI's founding in 1979 as a competitive long distance provider, we have consistently expanded our product portfolio and facilities to become the leading integrated communication services provider in our markets. Our facilities include redundant and geographically diverse digital undersea fiber optic cable systems linking our Alaska terrestrial networks to the networks of other carriers in the lower 48 contiguous states. As of December 31, 2009, our cable systems passed 89% of Alaska’s households, and we have achieved 56% basic cable penetration of the homes we reach. We believe we offer superior video services relative to digital broadcast satellite (“DBS”), which is limited by Alaska’s geographic location, challenging climate and terrain features. We have continued our statewide deployment of digital local phone service (“DLPS”) utilizing our own coaxial cable facilities enabling us to move off of facilities that we previously leased from telecom incumbents. At December 31, 2009, 74% of the local access lines we served were carried on our own last mile facilities. In recent years, we expanded our efforts in wireless and presently operate the only statewide wireless network. Our network provides access for both global system for mobile communications (“GSM”) and code division multiple access (“CDMA”) based devices, and can provide us with an eventual path to fourth generation Long Term Evolution (“LTE”) based wireless communications.

Our Consumer segment serves residential customers. Our Network Access segment serves other common carriers. Our Commercial segment serves small businesses, local, national and global businesses, governmental entities, and public and private educational institutions. Our Managed Broadband segment serves rural school districts, hospitals and health clinics. The financial results of the long-distance, local access and Internet services sold to consumer and commercial customers that we serve due to our acquisitions of United Utilities, Inc. (“UUI”) and United-KUC, Inc. (“United-KUC”) are reported in the Regulated Operations segment.

For the year ended December 31, 2009, we generated consolidated revenues of $595.8 million. We ended the period with approximately 100,600 long-distance customers, 144,700 local access lines in service, 147,600 basic cable subscribers, 125,400 wireless subscribers and 110,700 cable modem subscribers.

Recent Developments
Loan/grant Approval. In January 2010 the U.S. Department of Agriculture’s Rural Utilities Service (“RUS”) approved our wholly-owned subsidiary, UUI's application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota.  Upon completion, UUI’s project, TERRA-Southwest (“TERRA-SW”), will be able to serve 9,089 households and 748 businesses in the 65 covered communities.  The project will also be able to serve numerous public/non-profit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska Native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, will be made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act.  The grant portion of the award will fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  UUI expects to start construction on TERRA-SW in 2010 and complete the project by the end of 2012.

Senior Credit Facility.  On January 29, 2010, we signed an agreement for a new $75.0 million line of credit under our Senior Credit Facility. The line of credit replaces our previous line of credit and extends the maturity date to January 2015.

Development of our Business During the Past Fiscal Year
Wireless Business Strategy.  During 2009 we continued our GSM and CDMA network expansion.  We have expended $30.8 million in 2009 and plan to spend approximately $41.0 million over the next two years.

Debt Refinance. In November 2009, we issued $425.0 million principal amount of Senior Notes.  These Senior Notes bear interest at 8.625% and are due in November 2019.  We used the proceeds from the issuance of these Senior Notes to repay all indebtedness under our Senior Credit Facility totaling $389.8 million and for general corporate purposes.

You should see “Part I — Item 1. Business — Regulation” for regulatory developments.

Business Strategy
We intend to continue to increase revenues using the following strategies:

Offer Bundled Products. We offer innovative service bundles to meet the needs of our consumer and commercial customers. We believe that bundling our services significantly improves customer retention, increases revenue per customer and reduces customer acquisition expenses. Our experience indicates that our bundled customers are significantly less likely to churn, and we experience less price erosion when we effectively combine our offerings. Bundling improves our top line revenue growth, provides operating cost efficiencies that expand our margins and drives our overall business performance. As a measure of success to date, over 59,700 of our residential customers subscribe to one of our service bundles that include two or more services.

Maximize Sales Opportunities. We successfully sell new and enhanced services and products between and within our business segments to our existing customer base to achieve increased revenues and penetration of our services. Through close coordination of our customer service and sales and marketing efforts, our customer service representatives suggest to our customers other services they can purchase or enhanced versions of services they already purchase. Many calls into our customer service centers or visits into one of our 32 retail stores result in sales of additional services and products. We actively encourage our existing customers to acquire higher value, enhanced services.

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

Expand Our Product Portfolio and Footprint in Alaska. Throughout our history, we have successfully added and expect to continue to add new products to our product portfolio. We have a demonstrated history of new product evaluation, development and deployment for our customers, and we continue to assess revenue-enhancing opportunities that create value for our customers. In addition to new services such as additional high definition television ("HDTV") channels, video-on-demand, on-line advertising placement, on-line content delivery such as streaming music, and mobile high speed data, we are also expanding the reach of our core products to new markets. Where feasible and where economic analysis supports geographic expansion of our network coverage, we are currently pursuing or expect to pursue opportunities to increase the scale of our facilities, enhance our ability to serve our existing customers’ needs and attract new customers.

Make Strategic Acquisitions.  We have a history of making and integrating acquisitions of in-state telecommunications providers. In 2008, we completed three acquisitions of telecommunications providers in various Alaska communities. Our management team is adept at sourcing, acquiring and integrating these acquired companies, and we will continue to actively pursue and buy companies that we believe fit with our strategy and networks and that are accretive to earnings.

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

The following discussion includes information about significant services and products, sales and marketing, facilities, competition and seasonality for each of our five reportable segments.  For a discussion and analysis of financial condition and results of operations please see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consumer Segment
Consumer segment revenues for 2009, 2008 and 2007 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007
Total revenues 1	$294,925	255,632	223,502

1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 9 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Consumer segment.

Services and Products
Our Consumer segment offers a full range of voice, video, data and wireless services and products to residential customers.

Voice Services and Products
Revenues derived from Consumer segment voice services and products in 2009, 2008, and 2007 totaled $52.7 million, $47.0 million, and $46.2 million, respectively, or 9%, 8%, and 9% of our total revenues, respectively.

Long-Distance
We are a full-service long-distance provider including intrastate, interstate and international calling. The value of our long-distance services is generally designed to be equal to or greater than that for comparable services provided by our competitors.

Local Access
We offer local access services in many communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau.  Our own DLPS facilities and collocated remote facilities that access the ILEC unbundled network elements ("UNE") loops allow us to offer full featured local service products to customers. In areas where we do not have our own DLPS facilities or access to ILEC UNE loop facilities, we offer service using total service resale of the ILEC’s local service or UNE platform.

Video Services and Products
Revenues derived from Consumer segment video services and products in 2009, 2008, and 2007 totaled $111.0 million, $105.2 million, and $96.3 million, respectively, or 19%, 18%, and 19% of our total revenues, respectively.

Our cable television systems serve 40 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau.

We offer a full range of video services over our broadband cable systems. Our video service offerings include the following:

Basic cable. Our basic cable service consists of digital basic service with access to between 13 and 21 channels of programming and an expanded digital basic service with access to between 40 and 102 additional channels of programming. These services generally consist of programming provided by national and local broadcast networks, national and regional cable networks, and governmental and public access programming.  We transmit an entirely digital signal for all cable television channels in all markets we serve.

High-definition television. Our high definition television ("HDTV") service provides our digital subscribers with improved, high-resolution picture quality, improved audio quality and a wide-screen, theater-like display. Our HDTV service offers a broad selection of high-definition programming with access of up to 82 high-definition channels including most major broadcast networks, leading national cable networks, premium channels and national sports networks.

Digital video recorder. Our advanced digital video recorder ("DVR") service lets digital cable subscribers select, record and store programs and play them at whatever time is convenient. DVR service also provides the ability to pause and rewind “live” television.

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

Pay-per-view programming. Our pay-per-view service permits our cable subscribers to order, for a separate fee, scheduled individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts, on an unedited, commercial-free basis.

Data Services and Products
Revenues derived from Consumer segment data services and products in 2009, 2008, and 2007 totaled $50.3 million, $42.7 million, and $34.2 million, respectively, or 8%, 7%, and 7% of our total revenues, respectively.

Internet
We primarily offer four types of Internet access for consumer use: high-speed cable modem, dial-up, mobile wireless and fixed wireless. Value-added Internet features, such as e-mail virus prevention, personal web site and domain hosting, and additional e-mail accounts, are available for additional charges. Our consumer high-speed cable modem Internet service offers up to 12 Mbps download and 2 Mbps upload speeds as compared with up to 56 Kbps upload and download speeds through standard copper wire dial-up modem access. Our fixed wireless Internet product is available in 120 communities.

Wireless Services and Products
Revenues derived from Consumer segment wireless services and products in 2009, 2008, and 2007 totaled $81.0 million, $60.7 million, and $46.7 million, respectively, or 14%, 11%, and 9% of our total revenues, respectively.

We offer mobile wireless voice and data services by selling services over our own facilities under the GCI, Alaska DigiTel, and Alaska Wireless brand names. We offer fixed wireless local access services over our own facilities and have purchased personal communication services ("PCS") and local multipoint distribution system ("LMDS") wireless broadband licenses in Federal Communications Commission ("FCC") auctions covering markets in Alaska. We offer mobile wireless service to our customers in the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, Juneau and many other small Alaska communities.

We offer our customers a variety of rate plans so they can choose the plan that best fits their expected calling needs. Consumer voice service is generally offered on a contract basis for one or two year periods. Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen. Our offerings include regional and national rate plans at a variety of pricing tiers. Our wireless voice plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our plans include basic features such as voice messaging, caller ID, call forwarding and call waiting, and two-way text messaging.  Wireless data service is included in certain plans or can be purchased as a feature to a plan.

We sell a variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our wireless services. We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items. We provide contract subscribers substantial equipment subsidies to initiate, continue or upgrade service.

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

Facilities
We operate a modern, competitive communications network employing digital transmission technology based upon fiber optic facilities within Alaska and between Alaska and the lower 48 states. Our facilities include three self-constructed digital undersea fiber optic cable systems linking our Alaska terrestrial networks to the networks of other carriers in the lower 49 states:

•	Alaska United East was placed into service in 1999 and connects Whittier, Valdez and Juneau, Alaska and Seattle, Washington,
•	Alaska United West was placed into service in 2004 and connects Seward, Alaska to Warrenton, Oregon, and
•	Alaska United Southeast was placed into service in 2008 and connects Ketchikan, Wrangell, Petersburg, Angoon and Sitka, Alaska to Alaska United West.

The combination of our Alaska United East, Alaska United West and Alaska United Southeast systems provides us with the ability to provide fully protected geographically diverse routing of service between Alaska and the lower 48 states.

Our Alaska United North-West self-constructed terrestrial fiber optic cable system connects Anchorage and Fairbanks, Alaska along the Parks Highway corridor and we own a terrestrial fiber optic cable system that extends from Prudhoe Bay, Alaska to Valdez, Alaska via Fairbanks, Alaska.

We have indefeasible rights to use ("IRU") capacity in the Kodiak-Kenai Cable Company, LLC’s undersea fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak, Narrow Cape on Kodiak Island, and Seward, Alaska.

Another carrier operates a pair of fiber optic cable facilities connecting points in Alaska to the lower 48 states. The additional fiber system provides direct competition to services we provide on our owned fiber optic cable facilities.

We serve many rural and remote Alaska locations solely via satellite communications. Each of our C-band and Ku-band satellite transponders is backed up on the same spacecraft with multiple backup transponders. The primary spacecrafts we use to provide voice, data and Internet services to our rural Alaska customers are Intelsat’s Galaxy 18 for C-band and Intelsat's Horizons 1 for Ku-band, but we also lease capacity on two other spacecraft for services we provide, SES Americom’s AMC-7 and AMC-8.

We also lease one 36 MHz transponder on SES Americom's AMC-7 spacecraft.  We use this transponder to distribute multi-channel, digitally encoded video programming and services to remote locations within Alaska.  We may use this transponder along with two others that we reserve on AMC-7 to restore service during any fiber outage that may occur in our network.

We operate digital microwave systems to link Anchorage with the Kenai Peninsula, our Prudhoe Bay Earth Station with Deadhorse, Alaska, and to link Bethel, Alaska with 40 rural communities. Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

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

We use a synchronous optical network ("SONET") as a service delivery method for our terrestrial metropolitan area networks and long-haul terrestrial and undersea fiber optic cable systems.

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

We use our demand assigned multiple access ("DAMA") facilities to serve 69 additional locations throughout Alaska. DAMA is a digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop, thereby reducing satellite delay and capacity requirements while improving quality. In addition, 54 (for a total of 123) C-band facilities provide dedicated Internet access and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska. Our network of 83 Ku-band facilities provides dedicated Internet access and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska, and in ten locations in the lower 48 states.

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

Our statewide cable systems consist of 3,023 miles of installed cable plant having 450 to 625 MHz of channel capacity. Our cable television businesses are located throughout Alaska and serve 40 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau. Our facilities include cable plant and head-end distribution equipment. Some of our locations on the fiber routes are served from the head-end distribution equipment in Anchorage.  All of our cable systems are completely digital.

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
•
Our Anchorage facility consists of routers, a bank of servers that perform support and application functions, database servers providing authentication and user demographic data, layer 2 gigabit switch networks for intercommunications and broadband services.

Our dedicated Internet access and Internet protocol ("IP") data services are delivered to a router located at the service point. Our Internet management platform constantly monitors this router and continual communications are maintained with all of the core and distribution routers in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access routers, servers and layer two switches, permitting changes in configuration without the need to be physically located at the service point.

We own state-wide wireless facilities that cover 94% of the population providing service to urban and rural Alaska communities and we will continue to expand these networks throughout the terrestrially and satellite served portions of Alaska in 2010.  We own GSM and CDMA wireless facilities serving urban Alaska locations. Our urban network includes Ericsson and Nortel wireless switches located in Anchorage and more than 160 cell sites that serve the following areas of Alaska: Anchorage and Eagle River, the Matanuska-Susitna Valley, Kenai Peninsula, Southeast, Kodiak and Fairbanks.  Our rural network consists of GSM facilities that are located through out Alaska’s rural villages and communities. We extend our network coverage through roaming arrangements with other GSM and CDMA carriers.

Competition
A discussion of competition by product and service in our Consumer segment follows.

Voice Services and Products Competition
Long-Distance
The long-distance industry is intensely competitive and based upon price and bundling.

In the intrastate, interstate and international long-distance market, we compete against AT&T Alascom, Inc. (“AT&T Alascom”), Alaska Communications Systems Group, Inc. (“ACS”), MTA, long-distance resellers, and certain smaller rural local telephone companies. AT&T Alascom, as a subsidiary of AT&T, Inc., has access to greater financial, technical and marketing resources than we have. There is also the possibility that new competitors will enter the Alaska market. In addition, wireless and voice over Internet protocol ("VoIP") services continue to grow as an alternative to wireline services as a means of reaching customers. Wireless local number portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers. Some consumers now use wireless service as their primary voice phone service for local and long-distance calling.

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

Local Access
We compete against ACS, the ILEC, in Anchorage, Juneau, Fairbanks and the Kenai Soldotna area. We compete against MTA, the ILEC, in the Matanuska-Susitna Valley. We compete against other smaller ILECs in other communities.

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

See “Regulation — Wireline Voice Services and Products” below for more information.

Video Services and Products Competition
Our cable television systems face competition from alternative methods of receiving and distributing television signals, including direct broadcast satellite ("DBS"), digital video over telephone lines, broadband IP-based services, wireless and satellite master antenna television ("SMATV") systems, and from other sources of news, information and entertainment such as Internet services, off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, and home video products, including video disks. Our cable television systems also face competition from potential overbuilds of our existing cable systems by other cable television operators and municipally-owned cable systems, and alternative methods of receiving and distributing television signals. The extent to which our cable television systems are competitive depends, in part, upon our ability to provide quality programming and other services at competitive prices.

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

Competitive forces will be counteracted by offering expanded programming through digital services.  Digital delivery technology is being utilized in all of our systems. We have retransmission agreements with Anchorage broadcasters and provide for the uplink/downlink of their signals into all our systems, and local programming for our customers.

Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful to both consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air interactive video and data service that will permit two-way interaction with commercial and educational programming along with informational and data services. ILECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-

video services. The FCC has conducted spectrum auctions for licenses to provide PCS, as well as other services. PCS and other services will enable license holders, including cable operators, to provide voice and data services. We own a statewide PCS license in Alaska.

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

Data Services and Products Competition
The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price and pricing plans, service bundles, the types of services offered, the technologies used, customer service, billing services, and perceived quality, reliability and availability. We compete with other Alaska based Internet providers and domestic, non-Alaska based providers that provide national service coverage. Several of the providers headquartered outside of Alaska have substantially greater financial, technical and marketing resources than we do.

With respect to our high-speed cable modem service, ACS and other Alaska telephone service providers are providing competitive high-speed data subscriber line services over their telephone lines in direct competition with our high-speed cable modem service. Competitive local fixed wireless providers are providing service in certain of our markets as is a national WiMax-based provider in Anchorage with plans for Juneau and Fairbanks. WiMax is a standards-based wireless technology that provides high-throughput broadband connections over long distances. WiMax can be used for a number of applications, including last mile broadband connections, hotspots and cellular backhaul, and high-speed enterprise connectivity for business. DBS providers and others provide wireless high speed Internet service in competition with our high-speed cable modem services.

Niche providers in the industry, both local and national, compete with certain of our Internet service products, such as web hosting, list services and e-mail.

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

We compete for customers based principally upon price, bundled services, the services and enhancements offered, network quality, customer service, network coverage and capacity, the type of wireless handsets offered, and the availability of differentiated features and services. Our ability to compete successfully will depend, in part, on our marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry.

Seasonality
Our Consumer segment services and products do not exhibit significant seasonality. Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow and short daylight hours.

Network Access Segment
Network Access segment revenues for 2009, 2008 and 2007 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007
Total revenues 1	$122,072	153,821	163,377

1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 9 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Network Access segment.

Services and Products
Our Network Access segment offers wholesale voice, data, and wireless services and products to other common carrier customers. We provide network transport, billing services and access to our network to other common carriers. These services allow other common carriers to provide services to their customers that originate or terminate on our network, or on the networks of other communication companies to which we connect.

Voice Services and Products
Revenues derived from Network Access segment voice services and products in 2009, 2008, and 2007 totaled $49.8 million, $79.7 million, and $96.9 million, respectively, or 8%, 14%, and 19% of our total revenues, respectively.

We are engaged in the transmission of interstate and intrastate-switched message telephone service. We terminate northbound message telephone service traffic for several large resellers who do not have facilities of their own in Alaska. We also provide origination of southbound calling card, toll-free services, and toll services for interexchange carriers. Services are generally provided pursuant to contracts.

Data Services and Products
Revenues derived from Network Access segment data services and products in 2009, 2008, and 2007 totaled $63.9 million, $71.4 million, and $61.2 million, respectively, or 11%, 12%, and 12% of our total revenues, respectively.

Data network services include multi-protocol label switching, frame relay, private line and dedicated Internet service.

Wireless Services and Products
Revenues derived from Network Access segment wireless services and products in 2009, 2008, and 2007 totaled $8.4 million, $2.7 million, and $5.3 million, respectively, or 1%, 0%, and 1% of our total revenues, respectively.  We provide roaming services on our wireless network within Alaska to other GSM and CDMA wireless carriers.

Sales and Marketing
Our Network Access segment sales and marketing efforts are primarily directed toward increasing the number of other common carriers we serve, the number of billable minutes of long-distance and wireless traffic we carry over our network and the number of voice and data transmission circuits leased. We sell our voice, data and wireless services primarily through direct contact marketing.

Facilities
Our Network Access segment shares common facilities used for voice, data and wireless services by other segments. You should refer to “Consumer Segment — Facilities” above for additional information.

Major Customer
During the years ended December 31, 2009, 2008 and 2007, we had Verizon as a major customer. Revenues attributed to our major customer during the years ended December 31, 2009, 2008 and 2007, totaled $64.5 million, $65.0 million and $71.5 million or 11%, 11% and 14% of total revenues, respectively.

Competition
Our Network Access segment competes against AT&T Alascom, ACS, and certain smaller rural local telephone carrier affiliates. There is also the possibility that new competitors will enter the Alaska market. You should refer to “Consumer Segment — Competition” above for additional information.

Other common carrier traffic routed to us for termination in Alaska is largely dependent on traffic routed to our carrier customers by their customers. Pricing pressures, new program offerings, revised business plans, and market consolidation continue to evolve in the markets served by our carrier customers. If, as a result, their traffic is reduced, or if their competitors’ costs to terminate or originate traffic in Alaska are reduced, our traffic will also likely be reduced, and we may have to respond to competitive pressures. We are unable to predict the effect of such changes on our business.

Historically, we have competed in the Network Access segment market by offering rates comparable to or less than our competitors, by providing a comprehensive service model to meet the complete needs of our carrier customers, and by providing responsive customer service.

Seasonality
Network Access segment long-distance and wireless services revenues derived from our other common carrier customers have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities.  Our Network Access segment data services do not exhibit significant seasonality.

Commercial Segment
We offer a full range of communications services and products to commercial and governmental customers. Commercial segment revenues for 2009, 2008 and 2007 are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Total revenues 1	$110,135	114,660	104,640

1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 9 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Commercial segment.

Services and Products
Our Commercial segment offers a full range of voice, video, data, wireless and managed services and products to small businesses, local, national and global businesses, governmental entities, and public and private educational institutions.

Voice Services and Products
Revenues derived from Commercial segment voice services and products in 2009, 2008, and 2007 totaled $30.8 million, $29.4 million, and $30.8 million, respectively, or 5%, 5%, and 6% of our total revenues, respectively.

Long-Distance
We are engaged in the transmission of interstate and intrastate-switched message telephone service between the major communities in Alaska, and the remaining United States and foreign countries. Our message toll services include intrastate, interstate and international direct dial, toll-free services, calling card, operator and enhanced conference calling services. Small business subscribers generally may cancel long-distance service at any time. Certain small business and most large business, governmental and educational institution customers generally contract with us for service over one to five year periods.

Local Access
We offer full featured local access service to our Commercial segment customers using our own fiber and coax facilities and collocated remote facilities that access the ILEC’s UNE loops and wholesale facilities. In areas where we do not have our own facilities or access to ILEC loop facilities, we offer service using total service resale of the ILEC’s local service or UNE platform.

Our package offerings are competitively priced and include popular features, including caller ID, voice messaging, three-way calling, call forwarding, and call waiting.

Directories Services
We sell advertising in our yellow pages directories to Commercial segment customers, distribute white and yellow pages directories or CD directories to customers in certain markets we serve, and offer an on-line directory.  We offer three yellow pages directories with each directory covering multiple locations and including custom features for each area. Our directories cover the following communities: Anchorage and

Southcentral Alaska; Fairbanks and vicinity; and Juneau and Southeast Alaska

Video Services and Products
Revenues derived from Commercial segment video services and products in 2009, 2008, and 2007 totaled $9.2 million, $9.6 million, and $8.0 million, respectively, or 2% of our total revenues.

Commercial segment subscribers such as hospitals, hotels and motels are charged negotiated monthly service fees. Our video on demand platform is available to hotels in Anchorage that are connected using our fiber facilities. Programming services offered to our cable television systems subscribers differ by system as described in the Consumer segment Video Services and Products section above. You should refer to “Consumer Segment — Services and Products” above for additional information.

Data Services and Products
Revenues derived from Commercial segment data services and products in 2009, 2008, and 2007 totaled $63.4 million, $70.1 million, and $61.1 million, respectively, or 11%, 12%, and 12% of our total revenues, respectively.

Internet
We currently offer several Internet service packages for commercial use. Our business high-speed cable modem Internet service offers access speeds ranging from 512 Kbps to 12 Mbps, free monthly data transfers of up to 250 gigabytes and free 24-hour customer service and technical support.

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

Managed Services
We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services. We supply integrated voice and data communications systems incorporating private IP, interstate and intrastate digital data networks, point-to-point and multipoint data network and small earth station services.

Wireless Services and Products
Revenues derived from Commercial segment wireless services and products in 2009, 2008, and 2007 totaled $6.7 million, $5.6 million, and $4.8 million, respectively, or 1% of our total revenues.

Wireless services and products offered to our Commercial segment customers are the same as those described in the Consumer Wireless Services and Products section above. You should refer to “Consumer Segment — Services and Products” above for additional information.

Bundled Services and Products
We combine one or more of our individual service or product offerings into bundles that we sell to our Commercial segment customers at attractive prices as described further in the Consumer segment Services and Products section above. You should refer to “Consumer Segment — Services and Products” above for additional information.  Additionally, we use master service agreements with larger enterprise customers to capture the overall relationship.

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

We provide our own facilities-based local access services to many of Anchorage’s larger business customers through expansion and deployment of SONET, optical ethernet, and gigabit passive optical network fiber transmission facilities, digital loop carrier facilities, and leased facilities.

Our dedicated Internet access and Internet protocol/Multi-Protocol Label Switching data services are delivered to an Ethernet port located at the service point. Our management platform constantly monitors this port and continual communications are maintained with all of the core and distribution elements in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access routers, servers and layer two switches, permitting changes in configuration without the need to physically be at the service point. This management platform allows us to offer network monitoring and management services to businesses and governmental entities. Many of the largest commercial networks in Alaska use this service, including the State government.

Competition
Many of our Commercial segment voice, video, data and wireless services and products are also common to the Consumer segment. You should refer to “Consumer Segment — Competition” above for additional information.

We expect continued competition in commercial customer telephone access, Internet access, wireless and data markets. Competition is based upon price and pricing plans, the type of services offered, customer service, billing services, performance, and perceived quality, reliability and availability.

Presently, there are a number of competing companies in Alaska that actively sell and maintain data and voice communications systems. Our ability to integrate communications networks and data communications equipment has allowed us to maintain our market position based on customer support services rather than price competition alone. These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

We compete with two other major yellow page directories and several local community directories. We compete based on reduced advertising and listing prices, broad circulation, and directory quality and features.

Seasonality
Our Commercial segment voice, video, data and wireless services do not exhibit significant seasonality. Our ability to implement construction projects to expand our outside plant facilities is hampered during the winter months because of cold temperatures, snow and short daylight hours.

Managed Broadband Segment
Managed Broadband segment revenues for 2009, 2008 and 2007 are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Total revenues 1	$44,875	37,047	28,792

1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 9 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Managed Broadband segment.

Services and Products
Our Managed Broadband segment offers Internet access and related services to rural schools and health organizations.

SchoolAccess® is a suite of services designed to advance the educational opportunities of students in underserved regions of the country. Our SchoolAccess® division provides Internet and distance learning services designed exclusively for the school environment. The Schools and Libraries Program of the Universal Service Fund ("USF") makes discounts available to eligible rural school districts for telecommunication services and monthly Internet service charges. The program is intended to ensure that rural school districts have access to affordable services.

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

Our videoconferencing network is the largest in Alaska, and network coverage includes parts of the states of Washington and Montana. The network supports all H.323 IP videoconferencing standards including the newer H.264 standard, and supports call data rates from 128 Kb per second up to and including multi-megabit high definition calls. In 2009 and 2008, we terminated over 32,000 and 30,000, respectively, videoconferencing endpoint connections amounting to over 2.0 million and 1.8 million, respectively, videoconferencing minutes on our network.

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

•
In communities where we have extended communications services via our DAMA earth station program, SchoolAccess® is provided via a satellite circuit to an intermediate distribution facility at the Eagle River earth station; and

•
In communities or remote locations where we have not extended communications services, SchoolAccess® is provided via a dedicated (usually on premise) very small aperture terminal ("VSAT") satellite station. The VSAT connects to an intermediate distribution facility located in Anchorage.

Our facilities include DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 50,000 square miles in western Alaska. DeltaNet links more than 30 villages to Bethel, the region’s hub.  We utilize DeltaNet to support growth in wireless and broadband services including rural health and SchoolAccess®.

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

Regulated Operations Segment
We offer voice and data services and products to commercial and residential customers in 60 rural communities in the Bethel, Alaska area. Regulated Operations segment revenues were $23.8 million and $14.3 million in 2009 and from the June 1, 2008 date of acquisition of UUI and United-KUC through December 31, 2008, respectively.

Services and Products
Our Regulated Operations segment offers wireline communications services to our residential and commercial customers, including local access, long-distance, and Internet services and products.

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

Sales and Marketing – Company-wide
Our sales and marketing strategy hinges on our ability to leverage (i) our unique position as an integrated provider of multiple communications, Internet and cable services, (ii) our well-recognized and respected brand names in the Alaskan marketplace and (iii) our leading market positions in the services and products we offer. By continuing to pursue a marketing strategy that takes advantage of these characteristics, we believe we can increase our customer market penetration and retention rates, increase our share of our customers’ aggregate voice, video, data and wireless services expenditures and achieve continued growth in revenues and operating cash flow.

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

The engineered routes of our projects to construct terrestrial and undersea fiber optic cable facilities pass over wetlands and other environmentally sensitive areas. We believe our construction methods used for buried cable have a minimal impact on the environment. The agencies, among others, that are involved in permitting and oversight of our cable deployment efforts are the United States Army Corps of Engineers, National Marine Fisheries Service, United States Fish and Wildlife Service, United States Coast Guard, National Oceanic and Atmospheric Administration, Alaska Department of Natural Resources, and the Alaska Office of the Governor-Governmental Coordination. We are unaware of any violations of federal, state or local regulations or permits pertaining to preservation or protection of the environment.

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

Patents, Trademarks and Licenses
We do not hold patents, franchises or concessions for communications services or local access services. We do hold registered service marks for the letters GCI®, and for the terms SchoolAccess®, Alaska United Fiber Optic Cable System®, GCI ConnectMD®, ConnectMD®, GCI Hypernet®, My GCI®, MyGCI®, Keep Talking Alaska®, Digiminutes®, Unicom®, Cell-ID®, and United-KUC®.  The Communications Act of 1934, as amended, gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications. We hold licenses through our subsidiary GCI Communication Corp. for our satellite and microwave transmission facilities for provision of long-distance services provided by our Consumer, Commercial and Network Access segments.

We are licensed for use of a 30 MHz block of spectrum for providing PCS services in Alaska. The PCS license was renewed in 2005 for an additional 10 year term. Licenses may be revoked and license renewal applications may be denied for cause.

We hold the following licenses, among others:
•
We acquired a LMDS license in 1998 for use of a 150 MHz block of spectrum in the 28 GHz Ka-band for providing wireless services. The LMDS license was renewed in 2008 for an additional 10-year term, following the grant of an extension until June 1, 2012 of the requirement to provide “substantial service” in the service region,

•
Two licenses for use of a 30 MHz block of spectrum, which together authorize provision of PCS services in Alaska. Both licenses have an expiration date of June 23, 2015.  Licenses may be revoked and license renewal applications may be denied for cause. We expect the PCS license will be renewed in due course, when, at the end of the license period, a renewal application will be filed,

•	A cellular A license 25 MHz for sites located in the Bethel AK-2 B2 portion of RSA 316, serving the Aleutians West Census Area, and
•
Several cellular B licenses 25 MHz are held by our subsidiary Unicom for sites located in the Wade Hampton AK-1 portion of CMA 315 and the Bethel AK-2 portion of CMA 316, throughout the Yukon-Kuskokwim Delta.

Earth stations are licensed generally for fifteen years. The FCC also issues a single blanket license for a large number of technically identical earth stations (e.g., VSATs). Our operations may require additional licenses in the future.

Regulation
Our businesses are subject to substantial government regulation and oversight. The following summary of regulatory issues does not purport to describe all existing and proposed federal, state, and local laws and regulations, or judicial and regulatory proceedings that affect our businesses. Existing laws and regulations are reviewed frequently by legislative bodies, regulatory agencies, and the courts and are subject to change. Any change in the Act that loosened regulatory oversight of ILECs’ control of bottleneck facilities could have an adverse impact on our businesses. We cannot predict at this time the outcome of any present or future consideration of proposed changes to governing laws and regulations.

Wireline Voice Services and Products
General. As an Interexchange carrier, we are subject to regulation by the FCC and Regulatory Commission of Alaska ("RCA") as a non-dominant provider of interstate, international, and intrastate long-distance services. As a state-certificated competitive local exchange carrier, we are subject to regulation by the RCA and the FCC as a non-dominant provider of local communications services. Military franchise requirements also affect our ability to provide communications services to military bases.

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

We have completed negotiation and/or arbitration of the necessary interconnection provisions and the RCA has approved current wireline Interconnection Agreements between GCI and all of the major ILECs.  We have entered all of the major Alaskan markets with local access services.

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

Carriers also pay fees for switched wholesale transport services in and out of Alaska. The rates for such services offered by and to any provider are currently governed by a federal law that was effective through December 31, 2009.  We cannot predict at this time the effect of the expiration of the applicable federal law, but a decrease in the rates for services would result in a reduction of revenues.

Access to Unbundled Network Elements. The ability to obtain UNEs is an important element of our local access services business. We cannot predict the extent to which existing FCC rules governing access to and pricing for UNEs will be sustained in the face of additional legal action and the impact of any further rules that are yet to be determined by the FCC. Moreover, the future regulatory classification of services that are transmitted over facilities may impact the extent to which we will be permitted access to such facilities.  Changes to the applicable regulations could result in a change in our cost of serving new and existing markets.

Recurring and non-recurring charges for UNE-loops and other UNEs may increase based on the rates adopted in RCA proceedings to establish new Interconnection Agreements or renew existing agreements. These increases could have an adverse effect on our financial position, results of operations or liquidity.

Universal Service. The USF pays Eligible Telecommunications Carrier's ("ETC") to support the provision of facilities-based wireline telephone service in high-cost areas. Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireline local exchange service in Anchorage, Juneau, Fairbanks, and the MTA study area (which includes the Matanuska-Susitna Valley) and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireline telephone services, and our net cost of providing local telephone services in these areas would be materially adversely affected.

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

Segregated Security for Set-top Devices. The FCC mandated, effective July 1, 2007, that all new set-top video navigation devices must segregate the security function from the navigation function. The new devices are more expensive than existing equipment, and compliance would increase our cost of providing cable services. Subject to a waiver granted by the FCC on May 4, 2007, we may continue providing low-cost integrated set-top boxes to consumers to facilitate our all-digital cable networks.

Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators. The RCA, however, does not use the federal formula and instead has adopted its own formula that has been in state regulation since 1987. This formula could be subject to further revisions upon petition to the RCA and the FCC has an open rulemaking proceeding to consider application of the federal formula. We cannot predict at this time the outcome of any such proceedings.

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

Although the FCC does not regulate the prices charged by Internet service providers or Internet backbone providers, the vast majority of users connect to the Internet over facilities of existing communications carriers. Those communications carriers are subject to varying levels of regulation at both the federal and the state level. Thus, non-Internet-specific regulatory decisions exercise a significant influence over the economics of the Internet market.

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

Interconnection. We have completed negotiation and the RCA has approved current direct wireless Interconnection Agreements between GCI and all of the major ILECs.  These are in addition to indirect interconnection arrangements utilized elsewhere.

Universal Service. The USF pays ETCs to support the provision of facilities-based wireless telephone service in high-cost areas. A wireless carrier may seek ETC status so that it can receive support from the USF. Several wireless carriers, including us, have successfully applied to the RCA for ETC status in Alaska.  Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireless telephone service in Anchorage, Juneau, Fairbanks, and the MTA study area (which includes the Matanuska-Susitna Valley) and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireless telephone services, and our net cost of providing wireless telephone services in these areas would be materially adversely affected.

See “Description of Our Business by Reportable Segment — Regulation — Wireline Voice Services and Products — Universal Service” for more information.

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

Geographic Concentration and the Alaska Economy
We offer voice, data and wireless telecommunication services and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. A significant part of the Alaska economy is the state government.  All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues for the State of Alaska. The State of Alaska reported in fiscal 2009 that oil, federal funding, and investment revenues supplied 89%, 7% and 4%, respectively, of the State's unrestricted revenues. In fiscal 2010 state economists forecast that Alaska’s oil, federal funding and investment revenues will supply 87%, 8% and 5%, respectively, of the State’s projected unrestricted revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.0 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of 0.69 million barrels produced per day in fiscal 2009. The State forecasts the production rate to decline from 0.66 million barrels produced per day in fiscal 2010 to 0.52 million barrels produced per day in fiscal 2019.

Market prices for North Slope oil averaged $68.34 in fiscal 2009 and are forecasted to average $66.93 in fiscal 2010. The closing price per barrel was $78.48 on February 2, 2010. To the extent that actual oil prices vary materially from the State’s projected prices, the State’s projected revenues and deficits will change. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the State’s revenue forecast.

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

The State of Alaska maintains the Constitutional Budget Reserve Fund (“CBRF”) that is intended to fund budgetary shortfalls. If the State’s current projections are realized and no surpluses are deposited into the CBRF it is projected that the fund would not be depleted before 2020. The date the CBRF is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to evaluate cost cutting and revenue enhancing measures.

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 690,000 people. The State of Alaska’s population is distributed as follows:

•	42% are located in the Municipality of Anchorage,
•	14% are located in the Fairbanks North Star Borough,
•	12% are located in the Matanuska-Susitna Borough,
•	8% are located in the Kenai Peninsula Borough,
•	4% are located in the City and Borough of Juneau, and
•      The remaining 20% are located in other communities across the State of Alaska.

Employees
We employed 1,635 persons as of December 31, 2009, and we are not subject to any collective bargaining agreements with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

Other
No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the federal government.

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

For the year ended December 31, 2009, we provided services to a major customer which generated revenues of 11% of our total 2009 revenues. This customer is free to seek out long-distance communications services from our competitors upon expiration of its contracts or earlier upon the occurrence of certain contractually stipulated events including a default, the occurrence of a force majeure event, or a substantial change in applicable law or regulation under the applicable contract. Additionally, the contracts provide for periodic reviews to assure that the prices paid by our major customer for its services remain competitive.

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

There is substantial competition in the communications industry.  The traditional dividing lines between long-distance, local access, wireless, Internet and video services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers are striving to provide integrated communications services offerings within and across geographic markets. We face increasing video services competition from DBS providers.

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

Local Access Services. Our success in the local telephone market depends on our continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are reasonable and that are based on the cost of providing these services. Our local telephone services business faces the risk of the impact of the implementation of current regulations and legislation, unfavorable changes in regulation or legislation or the introduction of new regulations. Our ability to enter into the local telephone market depends on our negotiation or arbitration with local exchange carriers to allow interconnection to the carrier’s existing local telephone network, to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to UNEs. In some Alaska markets, it also depends on our ability to gain interconnection at economic costs. Future arbitration proceedings with respect to new or existing markets could result in a change in our cost of serving these markets via the facilities of the ILEC or via wholesale offerings.

Video Services. The cable television industry is subject to extensive regulation at various levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. The law permits certified local franchising authorities to order refunds of rates paid in the previous 12-month period determined to be in excess of the reasonable rates. It is possible that rate reductions or refunds of previously collected fees may be required of us in the future. Currently, pursuant to Alaska law, the basic cable rates in Juneau are the only rates in Alaska subject to regulation by the local franchising authority, and the rates in Juneau were reviewed and approved by the RCA in September 2009.

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

The Communications Act of 1934, as amended, preempts state and local regulation of market entry by, and the rates charged by, commercial mobile radio service providers, except that states may exercise authority over such things as certain billing practices and consumer-related issues. These regulations could increase the costs of our wireless operations. The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. FCC rules require all wireless licensees to meet certain build-out requirements and substantially comply with applicable FCC rules and policies and the Communications Act of 1934, as amended, in order to retain their licenses. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area. There is no guarantee that our licenses will be renewed.

The FCC has initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage. Changes proposed by the FCC could adversely impact our utilization of our licensed spectrum and our operation costs.

Commercial mobile radio service providers must implement enhanced 911 ("E911") capabilities in accordance with FCC rules. Failure to deploy E911 service consistent with FCC requirements could subject us to significant fines.

The FCC, together with the Federal Aviation Administration, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation. The FCC adopted significant changes to its rules governing historic preservation review of projects, which makes it more difficult and expensive to deploy antenna facilities. The FCC is also considering changes to its rules regarding environmental protection as related to tower construction, which, if adopted, could make it more difficult to deploy facilities.

For more information about Regulations affecting our operations, see “Competition” contained in “Item 1 — Business — Regulation.”

Loss of our ETC status would disqualify us for USF support.

The USF pays support to ETCs to support the provision of facilities-based wireline and wireless telephone service in high-cost areas. If we were to lose our ETC status in any of the study areas where we are currently an authorized ETC, we would be ineligible to receive USF support for providing service in that area. Loss of our ETC status could have an adverse effect on our business, financial position, results of operations or liquidity.

Revenues and accounts receivable from USF support may be reduced or lost.

We receive support from each of the various USF programs: high-cost, low income, rural health care, and schools and libraries programs.  The programs are subject to change by legislative or regulatory actions taken by the FCC.  Changes to any of the USF programs that we participate in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on our business, financial position, results of operations or liquidity.

See “Description of Our Business by Reportable Segment — Regulation — Wireline Voice Services and Products — Universal Service” for more information.

We may not be able to satisfy the requirements of the loan/grant we obtained to build TERRA-SW and/or we may have to spend considerably more than expected to complete the project.

The TERRA-SW project requires us to construct network facilities in rural areas of Alaska where extensive network facilities have never been built.  Our ability to complete the TERRA-SW project will require us to obtain permits from various government agencies as well as construct facilities in rural locations.  We will be unable to meet the requirements of the grant if we are unable to obtain necessary construction permits and if we are unable to construct the necessary facilities in the rural locations.  Additionally, we may be required to incur significant unplanned costs if we encounter unplanned construction challenges.  These additional unplanned costs may require us to modify our other network expansion plans so that we may meet the requirements of the grant.  Our inability to meet the requirements of the grant and/or significant cost overruns in the construction of TERRA-SW could have an adverse effect on our business, financial position, results of operations or liquidity.

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

Unfavorable general economic conditions, including the current economic downturn in the United States, could negatively affect our business.  While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services.  One or more of these circumstances could cause our revenue to decline.  Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us.  If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase.  For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our financial position, results of operations, or liquidity, as well as our ability to service debt, pay other obligations and enhance shareholder returns.  The government has taken various measures in an attempt to help improve the economy, however, we are unable to predict the success or outcome of such programs.

Our businesses are currently geographically concentrated in Alaska. Any deterioration in the economic conditions in Alaska could have a material adverse effect on our financial position, results of operations and liquidity.

We offer voice, data and wireless communication and video services to customers primarily in Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon natural resource industries, in particular oil production, as well as tourism, and government spending, including substantial amounts for the United States military. Any deterioration in these markets could have an adverse impact on the demand for communication and cable television services and on our results of operations and financial condition. In addition, the customer base in Alaska is limited. Alaska has a population of approximately 690,000 people, 54% of whom are located in the Anchorage and Matanuska-Susitna Borough region. We have already achieved significant market penetration with respect to our service offerings in Anchorage and in other locations in Alaska.

We may not be able to continue to increase our market share of the existing markets for our services, and no assurance can be given that the Alaskan economy will continue to grow and increase the size of the markets we serve or increase the demand for the services we offer. As a result, the best opportunities for expanding our business may arise in other geographic areas such as the lower 49 states. There can be no assurance that we will find attractive opportunities to grow our businesses outside of Alaska or that we will have the necessary expertise to take advantage of such opportunities. The markets in Alaska for voice, data and wireless communications and video services are unique and distinct within the United States due to Alaska’s large geographical size, its sparse population located in a limited number of clusters, and its distance from the rest of the United States. The expertise we have developed in operating our businesses in Alaska may not provide us with the necessary expertise to successfully enter other geographic markets.

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

Our communications facilities include undersea fiber optic cable systems that carry a large portion of our traffic to and from the contiguous lower 48 states one of which provides an alternative geographically diverse backup communication facility to the other. If a failure of both sides of the ring of our undersea fiber optic facilities occurs and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted which could have a material adverse effect on our business, financial position, results of operations or liquidity.  Damage to an undersea fiber optic cable system can result in significant unplanned expense which could have a material adverse effect on our business, financial position, results of operations or liquidity.

If a failure occurs in our satellite communications systems, our ability to immediately restore the entirety of our service may be limited.

Our communications facilities include satellite transponders that we use to serve many rural and remote Alaska locations. Each of our C-band and Ku-band satellite transponders is backed up on the same spacecraft with multiple backup transponders. If a failure of our satellite transponders occurs and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted which could have a material adverse effect on our business, financial position, results of operations or liquidity.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we must test our goodwill and other intangible assets with indefinite lives for impairment at least annually. Our cable certificate and wireless license assets are our only indefinite-lived intangible assets other than goodwill as of December 31, 2009. Our goodwill, cable certificate and wireless license assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances such as, but not limited to an extended decline in our stock price or a significant decrease in future expected cash flows indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  Impairment testing of these assets in future periods may result in a material, non-cash write-down of these assets and could have a material adverse impact on our results of operations.

Our significant debt could adversely affect our business and prevent us from fulfilling our obligations under our senior notes.

We have and will continue to have a significant amount of debt. On December 31, 2009, we had total debt of $877.9 million.  Our debt balance is expected to increase by $44.2 million with the construction of TERRA-SW between 2010 and 2012.  Our high level of debt could have important consequences, including the following:

•
Use of a large portion of our cash flow to pay principal and interest on our senior notes and our other debt, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

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

We will require a significant amount of cash to service our debt, complete our planned network expansion and to meet other obligations. Our ability to generate cash depends on many factors beyond our control. If we are unable to meet our future capital needs it may be necessary for us to curtail, delay or abandon our business growth plans.  If we incur significant additional indebtedness to fund our plans, it could cause a decline in our credit rating and could increase our borrowing costs or limit our ability to raise additional capital.

We will continue to require a significant amount of cash to satisfy our debt service requirements and to meet other obligations.  We expect to incur $44.2 million in additional debt for the construction of TERRA-SW in 2010-2012 and, to meet our capital needs, we may incur additional debt in the future.  Our ability to make payments on and to refinance our debt and to fund planned capital expenditures and acquisitions will depend on our ability to generate cash and to arrange additional financing in the future. These abilities are subject to, among other factors, our credit rating, our financial performance, general economic conditions, prevailing market conditions, the state of competition in our market, the outcome of certain legislative and regulatory issues and other factors that may be beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.  We may need to refinance all or a portion of our debt on or before maturity.  We may not be able to refinance any of our debt on commercially reasonable terms or at all.

The terms of our debt impose restrictions on us that may affect our ability to successfully operate our business and our ability to make payments on the Senior Notes.

The indentures governing our Senior Notes and/or the credit agreements governing our Senior Credit Facility and other loans contain various covenants that could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest.

All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our Senior Notes and/or the Senior Credit Facility. If there were an event of default under the indenture for the Senior Notes and/or the Senior Credit Facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under the Senior Credit Facility when it becomes due, the lenders under the Senior Credit Facility could proceed against certain of our assets and capital stock of our subsidiaries that we have pledged to them as security. Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.

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

Additionally, new government regulations on the use of a wireless device while driving may affect us through a reduction in subscribers.  Studies have indicated that using wireless devices while driving may impair a driver’s attention.  Many state and local legislative bodies have passed or proposed legislation to restrict the use of wireless telephones while driving vehicles.  Concerns over safety and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services.  Litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in adverse publicity and further governmental regulation.  Any of these results could have a material adverse effect on our financial position, results of operations or liquidity.

A significant percentage of GCI's voting securities are owned by a small number of shareholders and these shareholders can control shareholder decisions on very important matters.

As of December 31, 2009, our executive officers and directors and their affiliates owned 8% of GCI's combined outstanding Class A and class B common stock, representing 16% of the combined voting power of that stock. These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to GCI's Board.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties
Our properties do not lend themselves to description by location of principal units.  The majority of our properties are located in Alaska.  It is not practicable to allocate our properties to our reportable segments since many of our properties are employed by more than one segment to provide common services and products.  Additionally our properties are managed at the consolidated company level rather than at the segment level.

We lease our executive, corporate and administrative facilities and business offices. Our operating, executive, corporate and administrative properties are in good condition. We consider our properties suitable and adequate for our present needs and they are being fully utilized.

Our properties consist primarily of undersea and terrestrial fiber optic cable networks, switching equipment, satellite transponders and earth stations, microwave radio and cable and wire facilities, cable head-end equipment, wireless towers and equipment, coaxial distribution networks, connecting lines (aerial, underground and buried cable), routers, servers, transportation equipment, computer equipment and general office equipment, land, land improvements, landing stations and other buildings. Substantially all of our properties are located on or in leased real property or facilities.  Substantially all of our properties secure our Senior Credit Facility. See note 6 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information.

Item 3. Legal Proceedings
Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the FCC and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business. In addition, in September 2008, the FCC's Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel’s compliance with program rules and requirements under the Lifeline Program. The request covers the period beginning January 1, 2004 through August 31, 2008 and relates to the amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We have been and intend to continue fully complying with this request on behalf of Alaska DigiTel and the GCI companies as affiliates.  The OIG investigation is still pending, and we presently are unable to assess the ultimate resolution of this matter.

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
Dividends
GCI and GCI, Inc. have never paid cash dividends on GCI's common stock, and we have no present intention of doing so. Payment of cash dividends in the future, if any, will be determined by GCI's Board of Directors in light of our earnings, financial condition and other relevant considerations. Our existing debt agreements contain provisions that limit payment of dividends on common stock, other than stock dividends (see note 6 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information).

Stock Transfer Agent and Registrar
BNY Mellon Shareowner Services is GCI's stock transfer agent and registrar.

Item 6. Selected Financial Data
The following table presents selected historical information relating to financial condition and results of operations over the past five years.  The consolidated financial results have been recast for all periods presented to reflect the retrospective application of adopting the presentation and disclosure requirements of ASC Topic 810-10-65-1, “Consolidation” (formerly SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51”).

	Years ended December 31,
(Amounts in Thousands)	2009		2008	2007	2006	2005
Revenues		$595,811	575,442	520,311	477,482	443,026
Income (loss) before income tax expense and cumulative effect of a change in accounting principle		$7,452	(2,295)	25,859	34,253	36,835
Cumulative effect of a change in accounting principal, net of income tax expense of $44 in 2006	$	---	---	---	64	---
Net income (loss)		$3,516	(3,372)	13,697	18,520	20,831
Net loss attributable to the non-controlling interest	$	---	1,503	36	---	---
Net income (loss) attributable to GCI, Inc. common stockholders		$3,516	(1,869)	13,733	18,520	20,831
Total assets		$1,417,763	1,335,090	984,233	914,659	873,775
Long-term debt, including current portion and net of unamortized discount		$776,380	716,831	538,398	489,462	475,840
Obligations under capital leases, including current portion		$95,914	100,329	2,851	2,857	672
Total GCI, Inc. stockholder’s equity		$266,683	258,704	252,955	240,395	243,620
Dividends declared per common share		$0.00	0.00	0.00	0.00	0.00

The Selected Financial Data should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the USF high-cost area program subsidy, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense ("Cost of Goods Sold")), depreciation, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

General Overview
Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our revenues and expand our margins. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.  The ongoing weakness in the national economy continues to negatively impact consumer confidence and spending.  There are some indicators that consumer confidence might be improving; however, there is no clear indication that the economy is in a recovery.  Continued stress in the economy could lead to reductions in consumer spending which could impact our revenue growth.  We believe the Alaska economy continues to perform well compared to most other states at the current time. Mortgage foreclosure rates in Alaska are the lowest in the nation and the commercial real estate market is steady. Alaska appears to be relatively well positioned to weather recessionary pressures. The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the next two fiscal years. This is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product. The majority of our revenue is driven by the strength of the Alaska economy which appears relatively well positioned to weather the recessionary pressures, nonetheless we cannot predict the impact the economic crisis may have on us.

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

Results of Operations
The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

				Percentage Change 1	Percentage Change 1
				2009	2008
	Year Ended December 31,			vs.	vs.
(Unaudited)	2009	2008	2007	2008	2007
Statements of Operations Data:
Revenues:
Consumer segment	49%	45%	43%	15%	14%
Network Access segment	21%	27%	31%	(20%)	(6%)
Commercial segment	18%	20%	20%	(4%)	10%
Managed Broadband segment	8%	6%	6%	21%	29%
Regulated Operations segment	4%	2%	0%	68%	NM
Total revenues	100%	100%	100%	4%	11%
Selling, general and administrative expenses	36%	37%	34%	1%	20%
Depreciation and amortization expense	21%	20%	17%	8%	31%
Operating income	11%	8%	12%	39%	(22%)
Other expense, net	10%	9%	7%	17%	42%
Income (loss) before income taxes	1%	0%	5%	425%	(109%)
Net income (loss)	1%	(1%)	3%	204%	(125%)
Net loss attributable to the non-controlling interest	0%	0%	0%	100%	4,075%
Net income (loss) attributable to GCI, Inc.	1%	0%	3%	288%	(114%)
________________________________
1  Percentage change in underlying data.
NM – Not meaningful.

Year Ended December 31, 2009 (“2009”) Compared to Year Ended December 31, 2008 (“2008”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 4% from $575.4 million in 2008 to $595.8 million in 2009.  Revenue increases in our Consumer, Managed Broadband and Regulated Operations segments were partially off-set by decreases in our Network Access and Commercial segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold decreased 5% from $203.1 million in 2008 to $193.7 million in 2009. Cost of Goods Sold increases in our Consumer, Managed Broadband and Regulated Operations segments were partially off-set by decreases in our Network Access and Commercial segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 49% of 2009 consolidated revenues. The components of Consumer segment revenue are as follow (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$52,654	47,042	12%
Video	110,986	105,238	5%
Data	50,327	42,692	18%
Wireless	80,958	60,660	33%
Total Consumer segment revenue	$294,925	255,632	15%

Consumer segment Cost of Goods Sold represented 50% of 2009 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2009	2008	Percentage Change
Voice	$14,952	18,121	(17%)
Video	45,350	40,279	13%
Data	4,367	6,554	(33%)
Wireless	32,225	24,899	29%
Total Consumer segment Cost of Goods Sold	$96,894	89,853	8%

Consumer segment earnings before depreciation and amortization expense, income tax expense, share-based compensation expense and non-cash contribution adjustment ("adjusted EBITDA"), representing 45% of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Consumer segment adjusted EBITDA	$86,587	58,949	47%

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers1	90,500	88,600	2%
Long-distance minutes carried (in millions)	114.7	128.6	(11%)
Total local access lines in service2	84,200	80,700	4%
Local access lines in service on GCI facilities2	75,200	68,700	9%

Video:
Basic subscribers3	130,500	132,500	(2%)
Digital programming tier subscribers4	79,600	71,900	11%
HD/DVR converter boxes5	81,500	67,800	20%
Homes passed	232,400	229,300	1%
Average monthly gross revenue per subscriber6	$70.36	$67.40	4%

Data:
Cable modem subscribers7	100,200	94,400	6%

Wireless:
Wireless lines in service8	115,100	88,700	30%
Average monthly gross revenue per subscriber9	$58.23	$55.23	5%

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
5 A HD/DVR converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service.
6 Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.
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
9 Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and ending of the period.

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $3.7 million or 82% increase in recognized support from the USAC and an increase in monthly recurring local service fee revenue.  The increase in USAC support is primarily due to an FCC order issued in March 2009, the result of which provided uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  The issuance of this order allowed us to recognize in 2009 $674,000 in additional USAC support for services provided from August 2008 to December 2008 that is included in the revenue increase discussed above, and the removal of the cap allowed us to increase the USAC support revenue that we recognized in 2009.

The increase in monthly recurring local service fee revenue is due to increased subscribers.  The increase in voice revenue was partially offset by decreased long-distance billable minutes carried.

The increase in video revenue is primarily due to the following:

•
A 4% increase in programming services revenue to $88.1 million in 2009 primarily resulting from an increase in digital programming tier subscribers in 2009 and a rate increase on certain cable service offerings beginning in August 2009, and

•	A 12% increase in equipment rental revenue to $21.6 million in 2009 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 19% increase in cable modem revenue to $43.4 million due to increased subscribers and their selection of more value-added features.

The increase in wireless revenue is primarily due to the following:

•	An $11.9 million or 162% increase in recognized support from the USAC primarily due to the following:
o	Increased wireless subscribers in areas that receive USAC support,
o
Recognition of $3.1 million to be received from the USAC for interstate common line support for a new local access area for which we received ETC status in May 2009 of which $1.7 million was related to services provided during 2008.  Collectability was not reasonably assured until we were awarded ETC status, therefore, we deferred revenue recognition until such status was confirmed,

o
Recognition of $1.1 million upon a change in our estimate of support to be received from the USAC for interstate common line support of which $77,000 was related to 2008.  We accrue estimated program revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate, and

o
The FCC order issued in March 2009, the result of which provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  The issuance of this order allowed us to recognize $810,000 in additional USAC support from August 2008 to December 2008 in 2009 that is included in the revenue increase discussed above.

•	An increase in the number of wireless subscribers.

The increase in wireless revenue was partially off-set by receipt of $2.8 million in July 2008 from the USAC for retroactive interstate common line support at Alaska DigiTel for which revenue was recognized in 2008.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from the increased deployment of local access services DLPS lines on our own facilities during 2009 and decreased voice minutes carried.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of boxes in service, an increase in digital programming tier subscribers, and the recognition of a $594,000 liability in 2009 to settle a billing issue with a cable programmer.

The decrease in data Cost of Goods Sold is primarily due to the transition of traffic to our own facilities from leased facilities and the addition of more peering partners for Internet traffic, which was partially offset by an increase in costs due to an increased number of cable modem subscribers.

The increase in wireless Cost of Goods Sold is primarily due to increased costs for wireless handset equipment sales associated with the increased number of wireless subscribers and the inclusion of premium wireless handsets which have higher costs in certain promotions offered in 2009.  The increase was partially offset by decreased costs due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility.

AT&T Mobility acquired Dobson, including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T Mobility that provided for an orderly transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities that we began building in 2008 and are expected to be substantially completed in 2010 or 2011.  The agreement required our customers to be on our wireless network by June 30, 2009, but allowed our customers to use the AT&T Mobility network for roaming during the transition period.  We started transitioning our customers to our wireless facilities in November 2008.  We successfully migrated all but 200 customers from the AT&T Mobility network to our network by the required transition date of June 30, 2009.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T Mobility’s obligation to purchase network services from us terminated as of July 1, 2008. AT&T Mobility provided us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities.  We will pay for usage in excess of that base transitional amount.  Under the previous agreement with Dobson, our margin was fixed.  Under the new agreement with AT&T Mobility, we will pay for usage in excess of the block of no charge minutes on a per minute basis.  The block of wireless network usage at no charge has substantially reduced our wireless product Cost of Goods Sold beginning June 4, 2008 through December 31, 2009.  We expect such reductions to continue through June 30, 2012.

Consumer Segment Adjusted EBITDA
The increase in adjusted EBITDA is primarily due to increased revenue as described above in "Consumer Segment Revenues," which was partially offset by increased Cost of Goods Sold as described above in "Consumer Segment Cost of Goods Sold" and an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the 2008 segment margin upon which the allocation is based.

See note 9 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Network Access Segment Overview
Network access segment revenue represented 21% of 2009 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$49,837	79,744	(38%)
Data	63,862	71,414	(11%)
Wireless	8,373	2,663	214%
Total Network Access segment revenue	$122,072	153,821	(21%)

Network Access segment Cost of Goods Sold represented 14% of 2009 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$16,522	27,149	(39%)
Data	9,444	11,539	(18%)
Wireless	1,287	1,638	(21%)
Total Network Access segment Cost of Goods Sold	$27,253	40,326	(32%)

Network Access segment adjusted EBITDA, representing 30% of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Network Access segment adjusted EBITDA	$57,563	73,647	(22%)

Selected key performance indicators for our Network Access segment follow:

	December 31,		Percentage
	2009	2008	Change
Voice:
Long-distance minutes carried (in millions)	840	1,094	(23%)

Data:
Total Internet service provider access lines in service1	1,700	1,800	(6%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues
The decrease in voice revenue is due in part to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part II – Item VII – Management's Discussion and Analysis of Financial Condition and Results of Operations – Consumer Segment Cost of Goods Sold."  The voice revenue decrease also resulted from a decrease in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% interstate rate decrease mandated by federal law.  Voice revenue continues to decline as expected due to increased competition in the Network Access business.  The increased competition will continue to compress the rates we may charge our customers and, therefore, we expect a continued decline in Network Access segment voice revenue.

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

The decrease in data Cost of Goods Sold is primarily due to a change in the composition of traffic resulting in IRU operating leases and service agreements replacing data network service agreements and a $585,000 favorable adjustment resulting from a refund of fiber repair costs.  The fiber repair costs were originally recognized in the first quarter of 2008.  Due to the uncertainty surrounding the recovery of the fiber repair costs, we deferred recognition until collection of the refund was reasonably assured.

Network Access Segment Adjusted EBITDA
The adjusted EBITDA decrease is primarily due to decreased revenue as described above in "Network Access Segment Revenues," which is partially off-set by decreased Cost of Goods Sold as described above in

“Network Access Segment Cost of Goods Sold” and a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in the 2008 segment margin upon which the allocation is based.

See note 9 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Commercial Segment Overview
Commercial segment revenue represented 18% of 2009 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$30,830	29,398	5%
Video	9,175	9,604	(4%)
Data	63,383	70,068	(10%)
Wireless	6,747	5,590	21%
Total Commercial segment revenue	$110,135	114,660	(4%)

Commercial segment Cost of Goods Sold represented 27% of 2009 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2009	2008	Percentage Change
Voice	$18,563	19,581	(5%)
Video	1,956	1,551	26%
Data	28,661	34,391	(17%)
Wireless	3,065	3,957	(23%)
Total Commercial segment Cost of Goods Sold	$52,245	59,480	(12%)

Commercial segment adjusted EBITDA, representing 12% of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Commercial segment adjusted EBITDA	$23,174	20,710	12%

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers1	9,500	9,700	(2%)
Total local access lines in service2	47,700	46,200	3%
Local access lines in service on GCI facilities 2	19,600	18,700	5%
Long-distance minutes carried (in millions)	123.2	129.5	(5%)

Data:
Cable modem subscribers3	10,500	8,900	18%

Wireless:
Wireless lines in service4	10,300	7,600	36%

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

Commercial Segment Revenues
The increase in voice revenue is primarily due to increased local access lines in service and a $1.3 million or 109% increase in recognized support from the USAC primarily due to increased local subscribers and the FCC order issued in March 2009, the result of which provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  The issuance of this order allowed us to recognize $386,000 in additional USAC support from August 2008 to December 2008 in 2009 that is included in the revenue increase discussed above.  The increase in voice revenue was partially off-set by decreased long-distance subscribers and decreased voice minutes carried.

Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support. This latter category can vary significantly based on project activity. The decrease in data revenue is primarily due to a $7.2 million or 19% decrease in managed services project revenue partially off-set by a $1.0 million or 6% increase in Internet revenue primarily due to an increase in cable modem subscribers.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers.

Commercial Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from an increase in local access lines in service on our own facilities during 2009 and decreased long-distance billable minutes carried.

The decrease in data Cost of Goods Sold is primarily due to a $5.7 million or 22% decrease in managed services project Cost of Goods Sold.

Commercial Segment Adjusted EBITDA
The adjusted EBITDA increase was primarily due to decreased Cost of Goods Sold as described above in “Commercial Segment Cost of Goods Sold” that was partially offset by a decrease in revenue as described above in "Commercial Segment Revenues."

See note 9 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods Sold and adjusted EBITDA represented 8%, 6% and 10% of 2009 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 21% to $44.9 million in 2009 as compared to 2008. The increase is primarily due to increased circuits purchased by our Rural Health customers and a $5.3 million increase from our acquisition of Unicom effective June 1, 2008.  The increase is partially off-set by a  decrease in revenue associated with product sales.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased from $10.3 million in 2008 to $11.1 million in 2009 primarily due to an increase in costs associated with the increased revenue partially off-set by a decrease in costs associated with product sales.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA increased 37% to $19.6 million in 2009 primarily due to an increase in revenue as described above in "Managed Broadband Segment Revenues."

See note 9 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and adjusted EBITDA represented 4%, 3% and 3% of 2009 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Selected key performance indicators for our Regulated Operations segment follow:

	December 31,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers1	600	900	(33%)
Long-distance minutes carried (in thousands)	1,107	844	31%
Total local access lines in service2	11,100	12,100	(8%)

1  A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2  A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues increased from $14.3 million in 2008 to $23.8 million in 2009 primarily due to our acquisition of UUI effective June 1, 2008.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $3.1 million in 2008 to $6.1 million in 2009 primarily due to our acquisition of UUI effective June 1, 2008.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment adjusted EBITDA was $6.0 million in 2009 and $3.6 million in 2008 primarily due to our acquisition of UUI effective June 1, 2008.

See note 9 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased from $210.3 million in 2008 to $212.7 million in 2009 primarily due to the following:
•	A $4.5 million increase in labor costs,
•	$4.1 million in additional expense resulting from our June 1, 2008, acquisition of UUI and Unicom,
•	A $1.4 million increase in our company-wide success sharing bonus accrual in 2009,
•	$1.1 million in additional expense incurred in 2009 for the conversion of our customers' wireless phones to our facilities, and
•	A $1.1 million increase in lease related expense.

The increases were partially off-set by the following:
•	A $4.9 million decrease in contract labor costs,
•
A $4.5 million decrease in share-based compensation expense primarily due to the reversal of expense properly recognized in previous periods for certain performance-based stock options and restricted stock awards that are not expected to vest, and

•	The absence of $1.8 million to terminate a management agreement that was paid in 2008 upon the acquisition of our non-controlling interest in Alaska DigiTel.

As a percentage of total revenues, selling, general and administrative expenses decreased to 36% in 2009 from 37% in 2008, primarily due to increases in revenue without a proportional increase in selling, general and administrative expenses.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 8% to $123.4 million in 2009. The increase is primarily due to our $322.3 million investment in equipment and facilities placed into service during 2008 for which a full year of depreciation was recorded in 2009, and the $182.4 million investment in equipment and facilities placed into service during the year ended December 31, 2009 for which a partial year of depreciation was recorded in 2009.  The increase is partially off-set by a $12.0 million depreciation charge in 2008 to change the estimated useful life of certain assets that were decommissioned at the end of 2008.

Other Expense, Net
Other expense, net of other income, increased 17% to $58.7 million in 2009 primarily due to the following:

•	A $3.7 million decrease in capitalized interest in 2009 compared to 2008,
•	$2.7 million in additional interest expense resulting from the Galaxy 18 capital lease commencing in May 2008, and
•	A $1.9 million increase in interest expense resulting from the write-off of the original issue discount on our Senior Credit Facility.

The interest expense increase is partially off-set by the absence of a $921,000 loss that was recorded in 2008 relating to the fair value change on a derivative instrument.

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

Income tax expense totaled $3.9 million and $1.1 million in 2009 and 2008, respectively. Our effective income tax rate increased from 47% in 2008 to 53% in 2009 primarily due to the increase in the amount of permanent differences in 2009 as compared to our pretax net income before income tax expense.

At December 31, 2009, we have tax net operating loss carryforwards of $211.3 million that will begin expiring in 2011 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $82.7 million associated with income tax net operating losses that were generated from 1996 to 2009 and that expire from 2011 to 2029, and with charitable contributions that were converted to net operating losses in 2004 through 2009, and that expire in 2024 through 2029, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 69% to 72% in the year ended December 31, 2010, primarily due to the large amount of permanent differences in 2010 as compared to our net income before income tax expense.

Year Ended December 31, 2008 (“2008”) Compared to Year Ended December 31, 2007 (“2007”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 11% from $520.3 million in 2007 to $575.4 million in 2008.  Revenue increases in our Consumer, Commercial, Managed Broadband and Regulated Operations segments were partially off-set by decreases in our Network Access segment.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 4% from $195.8 million in 2007 to $203.1 million in 2008. Cost of Goods Sold increases in our Consumer, Commercial, Managed Broadband and Regulated Operations segments were partially off-set by decreases in our Network Access segment.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 45% of 2008 consolidated revenues. The components of Consumer segment revenue are as follow (amounts in thousands):

			Percentage
	2008	2007	Change
Voice	$47,042	46,212	2%
Video	105,238	96,327	9%
Data	42,692	34,230	25%
Wireless	60,660	46,733	30%
Total Consumer segment revenue	$255,632	223,502	14%

Consumer segment Cost of Goods Sold represented 44% of 2008 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$18,121	20,364	(11%)
Video	40,279	34,301	17%
Data	6,554	5,313	23%
Wireless	24,899	28,721	(13%)
Total Consumer segment Cost of Goods Sold	$89,853	88,699	1%

Consumer segment adjusted EBITDA, which represented 35% of 2008 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Consumer segment adjusted EBITDA	$58,949	46,808	26%

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers1	88,600	89,900	(2%)
Long-distance minutes carried (in millions)	128.6	135.8	(5%)
Total local access lines in service2	80,700	74,400	9%
Local access lines in service on GCI facilities2	68,700	50,700	36%

Video:
Basic subscribers3	132,500	128,000	4%
Digital programming tier subscribers4	71,900	65,800	9%
HD/DVR converter boxes5	67,800	50,200	35%
Homes passed	229,300	224,700	2%
Average monthly gross revenue per subscriber6	$67.40	$64.01	5%

Data:
Cable modem subscribers7	94,400	88,000	7%

Wireless:
Wireless lines in service8	88,700	70,000	27%
Average monthly gross revenue per subscriber9	$55.23	$58.29	(5%)

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
6 Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and ending of the period.
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
9 Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and ending of the period.

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $2.8 million or 15% increase in the monthly local service network access fee and subscriber line charges as a result of increased local access lines partially offset by a $854,000 or 16% decrease in recognized support from the USAC primarily due to a change in our revenue accrual estimation to more precisely consider changes in FCC reimbursement and to consider uncertainties we believe may impact the amount of reimbursement we will receive.

The increase in video revenue is primarily due to the following:

•	A 7% increase in programming services revenue to $84.5 million in 2008 primarily resulting from an increase in basic and digital programming tier subscribers in 2008, and
•	A 19% increase in equipment rental revenue to $19.4 million in 2008 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 26% increase in cable modem revenue to $36.4 million due to increased subscribers and their selection of more value-added features.

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

The decrease in wireless Cost of Goods Sold is primarily due to decreased costs due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part II – Item VII – Management's Discussion and Analysis of Financial Condition and Results of Operations – Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 – Consumer Segment Cost of Goods Sold."  The decrease was partially off-set by costs associated with the increased number of wireless subscribers.

Consumer Segment Adjusted EBITDA
The increase in adjusted EBITDA was primarily due to increased revenue in 2008 as described in "Consumer Segment Revenue" and reduced wireless Cost of Goods Sold as described in “Consumer Segment Cost of Goods Sold,” which was partially offset by an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the 2007 segment margin upon which the allocation is based.

See note 9 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Network Access Segment Overview
Network access segment revenue represented 27% of 2008 consolidated Revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Voice	$79,744	96,896	(18%)
Data	71,414	61,199	17%
Wireless	2,663	5,282	(50%)
Total Network Access segment revenue	$153,821	163,377	(6%)

Network Access segment Cost of Goods Sold represented 20% of 2008 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Voice	$27,149	31,042	(13%)
Data	11,539	12,081	(5%)
Wireless	1,638	745	120%
Total Network Access segment Cost of Goods Sold	$40,326	43,868	(8%)

Network Access segment adjusted EBITDA, which represented 43% of 2008 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Network Access segment adjusted EBITDA	$73,647	82,441	(11%)

Selected key performance indicators for our Network Access segment follow:

	December 31,		Percentage
	2008	2007	Change
Voice:
Long-distance minutes carried (in millions)	1,094	1,251	(13%)

Data:
Total Internet service provider access lines in service1	1,800	2,600	(31%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues

The decrease in voice revenue is primarily due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part II – Item VII – Management's Discussion and Analysis of Financial Condition and Results of Operations – Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 – Consumer Segment Cost of Goods Sold."  The voice revenue decrease also resulted from an 8% decrease in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% rate decrease mandated by federal law.

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

Network Access Segment Adjusted EBITDA
The adjusted EBITDA decrease was primarily due to decreased revenue as described in "Network Access Segment Revenues."

See note 9 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Commercial Segment Overview
Commercial segment revenue represented 20% of 2008 consolidated revenues. The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Voice	$29,398	30,761	(4%)
Video	9,604	8,018	20%
Data	70,068	61,052	15%
Wireless	5,590	4,809	16%
Total Commercial segment revenue	$114,660	104,640	10%

Commercial segment Cost of Goods Sold represented 29% of 2008 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	2008	2007	Percentage Change
Voice	$19,581	20,225	(3%)
Video	1,551	1,616	(4%)
Data	34,391	27,469	25%
Wireless	3,957	4,182	(5%)
Total Commercial segment Cost of Goods Sold	$59,480	53,492	11%

Commercial segment adjusted EBITDA, which represented 12% of 2008 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2008	2007	Change
Commercial segment adjusted EBITDA	$20,710	16,164	28%

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers1	9,700	10,500	(8%)
Total local access lines in service2	46,200	43,100	7%
Local access lines in service on GCI facilities 2	18,700	12,500	50%
Long-distance minutes carried (in millions)	129.5	131.3	(1%)

Data:
Cable modem subscribers3	8,900	8,500	5%

Wireless:
Wireless lines in service4	7,600	7,300	4%

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

Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support. This latter category can vary significantly based on project activity.  The increase in data revenue is primarily due to a $6.8 million or 23% increase in managed services project revenue, and a $2.7 million or 19% increase in Internet revenue primarily due to increased dedicated access service and enterprise data network service sales, and a non-recurring $500,000 credit issued to a customer in June 2007.

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

Commercial Segment Adjusted EBITDA
The adjusted EBITDA increase was primarily due to increased revenue as described in "Commercial Segment Revenues."

See note 9 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and adjusted EBITDA represented 6%, 5% and 8% of 2008 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 29% to $37.0 million in 2008 as compared to 2007. The increase is primarily due to increased circuits purchased by our Rural Health and SchoolAccess® customers and revenue totaling $4.8 million from our acquisition of Unicom effective June 1, 2008.  The Rural Health customer increase from 2007 to 2008 is primarily due to the addition of numerous customers with low recurring revenues. The increase is partially off-set by a $753,000 decrease in School Access revenue primarily due to the decision to temporarily stop revenue recognition for services provided to a customer whose funding from the USAC was denied.  Our customer is appealing the USAC's decision; however, we have placed a reserve against the revenue as we are unable to predict the outcome of the USAC's decision.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 5% to $10.3 million in 2008 primarily due to costs associated with the increased revenue.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA increased 71% to $14.2 million in 2008 primarily due to an increase in the margin resulting from increased circuits sold to our rural health and SchoolAccess® customers.

See note 9 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods sold and adjusted EBITDA represented 2%, 2% and 2% of 2008 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Selected key performance indicators for our Regulated Operations segment follow:

	December 31,		Percentage
	2008	2007	Change
Voice:
Long-distance subscribers1	900	NA	NA
Long-distance minutes carried (in thousands)	844	NA	NA
Total local access lines in service2	12,100	NA	NA

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

See note 9 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 20% to $210.3 million in 2008 primarily due to the following:
•	A $15.8 million increase in labor costs,
•	$7.5 million in additional expense resulting from our June 1, 2008, acquisition of UUI and Unicom,
•	A $2.3 million increase in our share-based compensation expense,
•	$1.8 million paid to terminate a management agreement upon the acquisition of our non-controlling interest in Alaska DigiTel,
•	A $1.8 million increase in our company-wide success sharing bonus accrual in 2008,
•	A $1.4 million increase in our facilities lease expense, and
•	$1.2 million in additional expense incurred in 2008 for the conversion of our customers’ wireless phones to our facilities.

The selling, general and administrative expenses increase is partially off-set by a $1.4 million decrease in bad debt expense primarily due to improvements in our collections of consumer accounts receivable.

As a percentage of total revenues, selling, general and administrative expenses increased to 37% in 2008 from 34% in 2007, primarily due to the net increases described above without a proportional increase in revenues.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 31% to $114.4 million in 2008. The increase is primarily due to our $112.7 million investment in equipment and facilities placed into service during 2007 for which a full year of depreciation was recorded in 2008, the $322.3 million investment in equipment and facilities placed into service during the year ended December 31, 2008 for which a partial year of depreciation was recorded in 2008, and a $12.0 million depreciation charge in 2008 to reflect a decrease in the estimated useful life of certain assets decommissioned in 2008.

Effective January 1, 2008, we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008, we are using a mid-month convention to recognize depreciation expense. Previous to this change, we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment has been made. As a result of this accounting change, our reported amount of depreciation expense has decreased $521,000, our reported operating income has increased $521,000, and our reported net loss attributable to GCI, Inc. has decreased $214,000.

Other Expense, Net
Other expense, net of other income, increased 42% to $50.0 million in 2008 primarily due to the following:
•
A $13.9 million increase in interest expense to $48.3 million in 2008 due to a $6.4 million increase in interest expense on our Senior Credit Facility to $17.7 million resulting from additional debt from the Additional Incremental Term Loan agreement beginning in May 2008 and the increased interest rate on our Senior Credit Facility beginning May 2008,

•	$3.9 million in additional interest expense resulting from the Galaxy 18 capital lease commencing in May 2008,
•	A loss of $921,000 relating to the fair value change on derivative instruments, and
•	$906,000 of additional interest expense as a result of our acquisition of UUI in June 2008.

The increases described above are partially offset by an increase in capitalized interest from $3.3 million in 2007 to $4.2 million in 2008.

Income Tax Expense
Income tax expense totaled $1.1 million and $12.2 million in 2008 and 2007, respectively. Our effective income tax rate was 47% in 2008 and 2007.

Multiple System Operator (“MSO”) Operating Statistics
Our operating statistics include capital expenditures and customer information from our Consumer and Commercial segments which offer services utilizing our cable services’ facilities.

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At December 31, 2009, 2008 and 2007 we had 133,900, 133,400 and 129,000 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At December 31, 2009, 2008 and 2007 we had 343,200, 327,200 and 295,200 revenue generating units, respectively.

Liquidity and Capital Resources
Our principal sources of current liquidity are cash and cash equivalents. We believe, but can provide no assurances, that we will be able to meet our current and long-term liquidity and capital requirements and fixed charges through our cash flows from operating activities, existing cash, cash equivalents, credit facilities, and other external financing and equity sources. Our TERRA-SW facilities expansion will be funded by a combination of loans and grants through RUS.  Should operating cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities, capital expenditures will likely be reduced.

While our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures and acquisitions as opportunities arise, the continued turmoil in the global financial markets may negatively impact our ability to further access the capital markets in a timely manner and on attractive terms, which may have a negative impact on our ability to grow our business.

We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2009 and 2008, are summarized as follows:

	2009	2008
Operating activities	$100,919	175,335
Investing activities	(125,877)	(290,967)
Financing activities	43,407	132,251
Net increase in cash and cash equivalents	$18,449	16,619

Operating Activities
The decrease in cash flows provided by operating activities is due primarily to the absence of $49.2 million of cash received from IRU capacity agreements that was recorded as long-term deferred revenue in 2008 and a $33.6 million increase in accounts receivable that is due to the timing of receipt of payments.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures and acquisitions.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.  The decrease in cash flows used for investing activities is due primarily to a decrease in spending for property and equipment, including construction in progress in 2009, and the absence of any business acquisitions in 2009 compared to 2008.

Capital Expenditures
Our cash expenditures for property and equipment, including construction in progress, totaled $121.0 million and $221.5 million during the years ended December 31, 2009 and 2008, respectively.  Our capital expenditures decreased in 2009 primarily due to decreased investment in our wireless network.  We expect our 2010 expenditures for property and equipment for our core operations, including construction in progress, to total $95.0 million to $105.0 million, depending on available opportunities and the amount of cash flow we generate during 2010, and excluding our TERRA-SW project.

We have an agreement with a customer to build-out our CDMA network to provide expanded roaming area coverage.  If we fail to meet the schedule, the customer has the right to terminate the agreement and we may be required to pay up to $16.0 million as liquidated damages.  We expect to meet the deadlines imposed by the build-out schedule and therefore expect our expenditures to result in an expansion of our wireless facilities rather than payment of the liquidated damages.

Acquisitions
We had no acquisitions in 2009.  In 2008, our acquisitions consisted of the purchase of UUI and Unicom for $40.6 million, net of cash received, the purchase of the remaining minority interest in Alaska DigiTel for $10.4 million, and the purchase of Alaska Wireless for $14.5 million.  In February 2010, we made the final contingent payment of $5.2 million for the Alaska Wireless acquisition, which was accrued in goodwill as of December 31, 2009.

Financing Activities
Net cash provided by financing activities consists primarily of our proceeds from borrowings offset by our debt repayments and any repurchases of GCI’s common stock.  Proceeds from borrowings fluctuate from year to year based on the amounts paid for capital expenditures and to fund acquisitions.  We may use excess cash to make optional repayments on our debt or repurchase GCI’s common stock depending on various factors, such as market conditions.  The decrease in cash flows provided by financing activities is due primarily to reduced borrowing in 2009.

Available Borrowings Under Senior Credit Facility
As of December 31, 2009, we had a $75.0 million revolving credit facility under our Senior Credit Facility with a $25.0 million sublimit for letters of credit.  We have letters of credit outstanding totaling $2.8 million, which leaves $72.2 million available for borrowing under the revolving credit facility as of December 31, 2009, if needed.

On January 29, 2010, we replaced our existing Senior Credit Facility with a new Senior Credit Facility that provides a $75.0 million revolving credit facility and that extends the maturity through January 29, 2015.

Debt Covenants
We are subject to covenants and restrictions set forth in the indentures governing our Senior Notes, Senior Credit Facility, RUS loans, and CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI's Board of Directors has authorized a common stock buyback program for the repurchase of its common stock in order to reduce its outstanding shares of common stock.  Under the buyback program we had made repurchases of $68.9 million through December 31, 2007.  GCI's Board of Directors authorized us to repurchase on GCI's behalf, outstanding shares of our Class A and Class B common stock in 2010.  We did not repurchase any shares of GCI's common stock pursuant to the buyback program during the years ended December 31, 2009 and 2008.

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with certain known contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(Amounts in thousands)
Long-term debt	$781,998	5,133	9,966	330,126	436,773
Interest on long-term debt	487,273	63,144	124,383	112,159	187,587
Capital lease obligations, including interest	148,786	11,656	23,405	23,494	90,231
Operating lease commitments	145,889	19,785	31,874	25,485	68,745
Purchase obligations	49,325	25,995	22,554	776	---
Total contractual obligations	$1,613,271	125,713	212,182	492,040	783,336

For long-term debt included in the above table, we have included principal payments on our Senior Credit Facility, Senior Notes, Rural Utilities Services debt and CoBank Mortgage note payable. We had no amounts outstanding under our Senior Credit Facility at December 31, 2009, therefore, we estimated no future interest payments. Our 2014 Senior Notes require semi-annual interest payments of $11.6 million through February 2014 and our 2019 Senior Notes require semi-annual interest payments of $18.3 million through November 2019. Our Rural Utilities Services debt and CoBank Mortgage note payable have fixed interest rates ranging from 2.0% to 6.8%.  For a discussion of our Senior Notes, Senior Credit Facility, Rural Utilities Services debt and CoBank Mortgage note payable see note 6 in the accompanying “Notes to Consolidated Financial Statements.”

Capital lease obligations include our obligation to lease transponder capacity on Galaxy 18.  For a discussion of our capital and operating leases, see note 12 in the accompanying “Notes to Consolidated Financial Statements.”

Purchase obligations include the following:
•	A non-cancelable commitment to purchase hardware and software capable of providing wireless service to small markets in rural Alaska of $18.9 million,
•
Cancelable open purchase orders for goods and services for capital projects and normal operations totaling $11.7 million which are not included in our Consolidated Balance Sheets at December 31, 2009, because the goods had not been received or the services had not been performed at December 31, 2009, and

•	A $5.2 million contingent payment for Alaska Wireless made in February 2010.

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

New Accounting Standards
FASB Accounting Standards Update (“ASU”) 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of ASU 2009-13 is not expected to have a material impact on our income statement, financial position or cash flows.

ASU 2009-17 addresses a revision to former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ("SFAS 167").  ASU 2009-17 amends previous accounting related to the consolidation of variable interest entities ("VIE") to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASU 2009-17 is not expected to have a material impact on our income statement, financial position or cash flows.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Subtopic 820-10 to now require that (a) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•         For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

• A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The adoption of ASU 2010-06 is not expected to have a material impact on our income statement, financial position or cash flows.

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

Those policies considered to be critical accounting policies for the year ended December 31, 2009 are described below.
Revenue Recognition
The accounting estimates related to revenues from the high cost, rural health and schools and libraries USF programs are dependent on various inputs including current line counts, the most current rates paid to us, and our assessment of the impact of new FCC regulations, the potential outcome of FCC proceedings and the potential outcome of USAC contract reviews.  Some of the inputs are subjective and based on our judgment regarding the outcome of certain variables and is subject to upward or downward adjustment in subsequent periods.  Significant changes to our estimates could result in material changes to the revenues we have recorded and could have a material effect on our financial condition and results of operations.

Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We also maintain an allowance for doubtful accounts based on our assessment of the likelihood that our customers will satisfactorily comply with rules necessary to obtain supplemental funding from the USAC for services provided by us under our packaged communications offerings to rural hospitals, health clinics and school districts. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with USAC rules. If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required. If their financial condition improves or they emerge successfully from reorganization proceedings, allowances may be reduced. Such allowance changes could have a material effect on our financial condition and results of operations.

Impairment and Useful Lives of Intangible Assets
We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value.  Goodwill and indefinite-lived assets such as our cable certificates and wireless licenses are not amortized but are subject, at a minimum, to annual tests for impairment and quarterly evaluations of whether events and circumstances continue to support an indefinite useful life.  Other intangible assets are amortized over their estimated useful lives primarily using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of the applicability of quoted market prices in active markets and, if quoted market prices are not available and/or are not applicable, how the acquired asset will perform in the future using a discounted cash flow analysis. Estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions. In determining the reasonableness of cash flow estimates, we review historical performance of the underlying asset or similar assets in an effort to improve assumptions utilized in our estimates. In assessing the fair value of goodwill and other intangibles, we may consider other information to validate the reasonableness of our valuations including third-party assessments. These evaluations could result in a change in useful lives in future periods and could result in write-down of the value of intangible assets. Our cable certificates, wireless licenses and goodwill assets are our only indefinite-lived intangible assets and because of the significance of these assets to our consolidated balance sheet, our annual impairment analyses and quarterly evaluations of remaining useful lives are critical. Any changes in key assumptions about the business and its prospects, changes in market conditions or other externalities, or recognition of previously unrecognized intangible assets for impairment testing purposes could result in an impairment charge and such a charge could have a material adverse effect on our results of operations.

Adverse economic conditions have continued to impact the U.S. financial markets.  Should economic conditions in the State of Alaska and other indicators deteriorate such that they impact our ability to achieve levels of forecasted operating results and cash flows, should GCI's stock price and market capitalization decline below our book value for a sustained period of time, or should other events occur indicating the carrying value of goodwill and intangible assets might be impaired, we would test our intangible assets for impairment and may recognize an impairment loss to the extent that the carrying amount exceeds such asset’s fair value.  Any future impairment charges could have a material adverse effect on our results of operations.

Accruals for Unbilled Costs
We estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use carried through our network and established rates. We estimate unbilled costs for new circuits and services, and network changes that result in traffic routing changes or a change in carriers. Carriers that provide service to us regularly make network changes that can lead to new, revised or corrected billings. Such estimates are revised or removed when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. Revisions to previous estimates could either increase or decrease costs in the year in which the estimate is revised which could have a material effect on our financial condition and results of operations.

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  We have recorded deferred tax assets of $82.7 million associated with income tax net operating losses that were generated from 1996 to 2009, and that expire from 2011 to 2029, and with charitable contributions that were converted to net operating losses in 2004 through 2009, and that expire in 2024 through 2029, respectively.  Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2009 based on management’s belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.  Our Senior Credit Facility carries interest rate risk, however, we have no outstanding debt on our Senior Credit Facility as of December 31, 2009.  All of our material borrowings have a fixed interest rate.

Item 8. Consolidated Financial Statements and Supplementary Data
Our consolidated financial statements are filed under this Item, beginning on page 60. Our supplementary data is filed under Item 7, beginning on page 34.

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

Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting", our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2009, we maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
In the fourth quarter of 2009 we completed remediation of certain material weaknesses by implementing the changes in internal control over financial reporting described below.

Our entity-level control related to the selection and application of accounting policies in accordance with U.S. GAAP was not designed to include policies and procedures to periodically review our accounting policies to ensure ongoing U.S. GAAP compliance. This led to ineffective procedures for recording depreciation expense that were identified in the second quarter of 2008, which caused material errors in interim financial reporting which were corrected through the restatement of our 2007 interim financial information.  In 2008 we expanded our accounting policy documentation and in the fourth quarter of 2009 we completed the implementation of policies and procedures to periodically review our accounting policies to ensure ongoing U.S. GAAP compliance.

The internal control over financial reporting at Alaska DigiTel did not include i) activities adequate to timely identify changes in financial reporting risks, ii) activities adequate to monitor the continued effectiveness of controls, and iii) staff with adequate technical expertise to ensure that policies and procedures necessary for reliable interim and annual financial statements were selected and applied. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. These control deficiencies in our Alaska DigiTel business represented material weaknesses in our internal control over financial reporting and led to the failure to timely identify and respond to triggering events which necessitated a change in useful life of depreciable assets to ensure reporting in accordance with U.S. GAAP. These material weaknesses led to errors in our interim financial reporting which were corrected through the restatement of our interim financial information for the March 31 and June 30, 2008 quarterly periods. We acquired the Alaska DigiTel minority interest on August 18, 2008, which gave us 100% ownership and control over this subsidiary.  In the fourth quarter of 2009, we completed the integration of Alaska DigiTel’s accounting processes and general ledger into our processes and systems.  Additionally, Alaska DigiTel became subject to the improvements in our selection and application of accounting policies in accordance with U.S. GAAP previously discussed.

In the fourth quarter of 2009 we identified and remediated a material weakness associated with inadequately designed internal controls in our financial reporting process related to the initial recording and accrual of wireless usage and plan fee revenue.  Our revenue and accounts receivable were corrected prior to the issuance of our 2009 consolidated financial statements.  To remediate we strengthened the design and operation of our analytical review procedures over our wireless revenue stream to ensure they operate at a precision level high enough to provide for effective analysis of wireless usage and plan fees and improved our journal entry review and approval over wireless usage and plan fee revenue adjustments.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Item 9B. Other Information
Wilson Hughes was appointed as President of GCI, Inc. as of June 30, 2005 and currently serves in such capacity.  In addition, Ronald A. Duncan has been appointed as a co-President of GCI, Inc. effective as of June 30, 2005 to serve through December 31, 2009.  Effective as of December 31, 2009, Mr. Duncan will no longer serve as a co-President of GCI, Inc.  Mr. Duncan remains a director of GCI, Inc. and remains the President and Chief Executive Officer of GCI.

Information regarding Messrs. Hughes and Duncan, their compensation, security ownership and certain related party transactions appear under the headings “Governance of the Company”, “Executive Compensation”, “Ownership of the Company” and “Certain Transactions” were included in the GCI definitive proxy statement relating to the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on May 18, 2009 and further information will be included under the same headings in the GCI definitive proxy statement relating to the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, each of which are hereby incorporated by reference.

Part III

 Items 10, 11, 12, 13 and 14 are omitted per General Instruction I(1)(a) and (b) of Form 10-K.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(l) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firms	60-61

Consolidated Balance Sheets, December 31, 2009 and 2008	62-63

Consolidated Statements of Operations, years ended December 31, 2009, 2008 and 2007	64

Consolidated Statements of Stockholder's Equity, years ended December 31, 2009, 2008 and 2007	65

Consolidated Statements of Cash Flows, years ended December 31, 2009, 2008 and 2007	66

Notes to Consolidated Financial Statements	67-105

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	106-113

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder
GCI, Inc.

We have audited the accompanying consolidated balance sheet of GCI, Inc. (an Alaska corporation) as of December 31, 2009, and the related consolidated statement of operations, stockholder’s equity, and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GCI, Inc. as of December 31, 2009, and the consolidates results of their operations and their cash flows for the year in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

(signed) Grant Thornton LLP

Seattle, Washington
March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
GCI, Inc.:

We have audited the accompanying consolidated balance sheet of GCI, Inc. and subsidiaries (the Company) as of December 31, 2008 and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the two year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GCI, Inc. and subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(af) to the consolidated financial statements, the Company has elected to change its method of accounting for recording depreciation on their property and equipment placed in service commencing in 2008.

(signed) KPMG LLP

Anchorage, Alaska
March 20, 2009 except for Note13,
  as to which the date is October 19, 2009

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$48,142	29,693

Receivables	147,859	113,136
Less allowance for doubtful receivables	7,060	2,582
Net receivables	140,799	110,554

Deferred income taxes	17,618	7,843
Inventories	9,278	7,085
Prepaid expenses	4,491	5,960
Investment securities	895	1,563
Other current assets	4,977	647
Total current assets	226,200	163,345

Property and equipment in service, net of depreciation	823,080	793,051
Construction in progress	26,161	54,098
Net property and equipment	849,241	847,149

Cable certificates	191,565	191,565
Goodwill	73,452	66,868
Wireless licenses	25,967	25,967
Other intangible assets, net of amortization	19,561	22,976
Deferred loan and senior notes costs, net of amortization of $4,662 and $3,900 at December 31, 2009 and 2008, respectively	13,168	6,496
Other assets	18,609	10,724
Total other assets	342,322	324,596
Total assets	$1,417,763	1,335,090

See accompanying notes to consolidated financial statements.

                                                                      (Continued)

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2009	2008

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$9,892	12,857
Accounts payable	30,697	40,497
Accrued payroll and payroll related obligations	21,874	22,632
Deferred revenue	21,404	22,095
Accrued liabilities	15,037	11,043
Accrued interest	14,821	10,224
Subscriber deposits	1,549	1,262
Total current liabilities	115,274	120,610

Long-term debt, net	771,247	708,406
Obligations under capital leases, excluding current maturities	89,279	94,029
Obligation under capital lease due to related party	1,876	1,868
Deferred income taxes	100,386	86,187
Long-term deferred revenue	52,342	49,998
Other liabilities	21,676	15,288
Total liabilities	1,152,080	1,076,386

Commitments and contingencies
Stockholder's equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares at December 31, 2009 and 2008	206,622	206,622
Paid-in capital	49,165	45,468
Retained earnings	9,896	6,614
Total stockholder's equity	265,683	258,704
Total liabilities and stockholder's equity	$1,417,763	1,335,090

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Amounts in thousands)	2009	2008	2007
Revenues	$595,811	575,442	520,311

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	193,676	203,058	195,799
Selling, general and administrative expenses	212,671	210,306	175,752
Depreciation and amortization expense	123,362	114,369	87,615
Operating income	66,102	47,709	61,145

Other income (expense):
Interest expense (including amortization and write-off of deferred loan fees)	(58,761)	(50,363)	(35,830)
Interest and investment income	111	576	544
Other	---	(217)	---
Other expense, net	(58,650)	(50,004)	(35,286)
Income (loss) before income tax expense	7,452	(2,295)	25,859
Income tax expense	3,936	1,077	12,162
Net income (loss)	3,516	(3,372)	13,697
Net loss attributable to the non-controlling interest	---	1,503	36
Net income (loss) attributable to GCI, Inc.	$3,516	(1,869)	13,733

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Amounts in thousands, except share amounts)	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Earnings	Non-controlling Interest	Total
Balances at January 1, 2007	100	$206,622	27,744	6,834	---	241,200
Non-controlling interest attributable to acquired subsidiary	---	---	---	---	6,514	6,514
Net income	---	---	---	13,733	(36)	13,697
Distribution to General Communication, Inc.	---	---	---	(12,038)	---	(12,038)
Contribution from General Communication, Inc.	---	---	10,060	---	---	10,060
Balances at December 31, 2007	100	$206,622	37,804	8,529	6,478	259,433
Net loss	---	---	---	(1,869)	(1,503)	(3,372)
Acquisition of remaining shares of non-controlling interest	---	---	---	---	(4,975)	(4,975)
Distribution to General Communication, Inc.	---	---	---	(46)	---	(46)
Contribution from General Communication, Inc.	---	---	7,664	---	---	7,664
Balances at December 31, 2008	100	$206,622	45,468	6,614	---	258,704
Net loss	---	---	---	3,516	---	3,516
Distribution to General Communication, Inc.	---	---	---	(234)	---	(234)
Contribution from General Communication, Inc.	---	---	3,697	---	---	3,697
Balances at December 31, 2009	100	$206,622	49,165	9,896	---	265,683

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Amounts in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$3,516	(3,372)	13,697
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization expense	123,362	114,369	87,615
Deferred income tax expense	3,936	1,077	11,649
Other noncash income and expense items	14,919	8,896	7,651
Share-based compensation expense	2,804	7,278	4,944
Change in operating assets and liabilities, net of effect of acquisitions	(47,618)	47,087	(15,045)
Net cash provided by operating activities	100,919	175,335	110,511

Cash flows from investing activities:
Purchases of property and equipment, including construction period interest	(120,983)	(221,458)	(153,030)
Purchase of businesses and non-controlling interest, net of cash received	(109)	(65,335)	(19,530)
Purchase of software licenses and other assets	(5,093)	(8,974)	(7,471)
Proceeds from sale of marketable securities	613	4,800	---
Purchase of marketable securities	(305)	---	---
Other	---	---	44
Net cash used in investing activities	(125,877)	(290,967)	(179,987)

Cash flows from financing activities:
Borrowing on long-term debt	3,884	114,486	10,000
Borrowing on Senior Credit Facility	30,000	30,000	50,000
Issuance of 2019 Senior Notes	421,473	---	---
Repayment of debt and capital lease obligations	(402,710)	(10,248)	(27,152)
Payment of debt issuance costs	(9,006)	(2,118)	(527)
Net contribution (distribution) to General Communication, Inc.	(234)	157	(7,349)
Other	---	(26)	(69)
Net cash provided by financing activities	43,407	132,251	24,903
Net increase (decrease) in cash and cash equivalents	18,449	16,619	(44,573)
Cash and cash equivalents at beginning of period	29,693	13,074	57,647

Cash and cash equivalents at end of period	$48,142	29,693	13,074

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(l)      Business and Summary of Significant Accounting Principles

In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

(a)	Business
We offer the following services:
•	Origination and termination of traffic in Alaska for certain common carriers,
•	Cable television services throughout Alaska,
•	Competitive local access services throughout Alaska,
•	Incumbent local access services in rural Alaska,
•	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
•	Sale of postpaid and prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
•	Data network services,
•	Internet access services,
•	Wireless roaming for certain wireless carriers,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,
•	Managed services to certain commercial customers,
•	Sales and service of dedicated communications systems and related equipment,
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

The consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly-owned subsidiaries, as well as a variable interest entity in which we were the primary beneficiary prior to August 18, 2008 when we acquired the remaining 18.1% equity interest and voting control of Alaska DigiTel, LLC (“Alaska DigiTel”). All significant intercompany transactions between non-regulated affiliates of our company are eliminated.   Intercompany revenue and expenses generated between regulated and non-regulated affiliates of the company are not eliminated in consolidation.

(c)	Acquisitions

Effective June 1, 2008, we closed on our purchase of 100% of the outstanding stock of United Utilities, Inc. (“UUI”) and Unicom, Inc. (“Unicom”), which were subsidiaries of United Companies, Inc. (“UCI”).  UUI, together with its subsidiary, United-KUC, Inc. (“United-KUC”), provides local telephone service to 60 rural communities in the Bethel, Alaska area.  Unicom operates DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta.  This investment expanded our Managed Broadband services in rural Alaska.  The UUI and Unicom acquisition were stock purchases but we elected to treat them as an asset purchase for income tax purposes, resulting in goodwill being deductible for tax purposes.

Effective July 1, 2008, we closed on our purchase of 100% of the ownership interests of Alaska Wireless Communications, LLC (“Alaska Wireless”), which provides wireless and Internet services in the Dutch Harbor, Sand Point, Akutan, and Adak, Alaska areas.  Such purchase was treated as an asset purchase for income tax purposes.  This investment expanded our wireless services in the Aleutian Chain region of rural Alaska.  We consider this business combination to be immaterial to our consolidated financial statements.

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

On August 18, 2008, we exercised our option to acquire the remaining 18.1% of the equity interest and voting control of Alaska DigiTel for $10.4 million.  Prior to August 18, 2008, our ability to control the operations of Alaska DigiTel was limited as required by the FCC upon their approval of our initial acquisition of 81.9% of the non-controlling equity interest obtained in January 2007.  Subsequent to the acquisition of the non-controlling interest, we own 100% of the outstanding common ownership units and voting control of Alaska DigiTel.  Such purchase was treated as an asset purchase for income tax purposes.  We purchased Alaska DigiTel as a way to participate in the future growth of the Alaska wireless industry.  We consolidated 100% of Alaska DigiTel's assets and liabilities at fair value beginning on January 1, 2007, when we determined that Alaska DigiTel was a variable interest entity of which we were the primary beneficiary.  Upon our acquisition of the non-controlling interest in Alaska DigiTel on August 18, 2008, we recorded 18.1% of the change in fair value between the assets and liabilities on January 1, 2007 and the fair value of the assets and liabilities on August 18, 2008.

On the closing date of the UUI and Unicom acquisition, $8.0 million of the purchase price was deposited in an escrow account to compensate us for any indemnification claims we may have after the acquisition and was included in the purchase price.  As of December 31, 2009, $5.0 million is remaining in the escrow account.  At this time, we are not aware of any indemnification claims and expect the portion of the purchase price in the escrow account to be paid to the seller in the future.

We have agreed to make additional payments for UUI and Unicom in each of the years 2009 through 2013 that are contingent on sequential year-over-year revenue growth for specified customers.  We have agreed to make an additional payment for Alaska Wireless in 2010 that is contingent on meeting certain financial conditions.  During the year ended December 31, 2009, we paid an additional $109,000 to UUI. As of December 31, 2009, we have recorded an accrual of $388,000 and $5.2 million for contingent payments to UUI and to Alaska Wireless, respectively.  We are unable to reasonably estimate the remaining contingent consideration amounts that may be paid for the UUI acquisition, but do not believe any amount paid will be significant.

Our business acquisitions and the acquisition of the non-controlling interest in Alaska DigiTel were recorded with the purchase price allocated based on the fair values of the assets acquired and liabilities assumed.  In addition, the acquired companies' results of operations are included since the effective date of each acquisition.

The purchase prices, including contingent payments, for our 2008 acquisitions, net of cash received of approximately $1.7 million from UUI and Unicom, are as follows (amounts in thousands):

	As Originally Reported at December 31, 2008	Adjustments	Revised Purchase Price at December 31, 2009
UUI and Unicom	$40,575	497	41,072
Alaska Wireless	$14,508	5,157	19,665
Alaska DigiTel	$10,434	---	10,434

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

The purchase price for the UUI and Unicom acquisition has been finalized and allocated as of December 31, 2009 as follows (amounts in thousands):

	Originally Recorded at December 31, 2008	Adjustments	Revised Balance at December 31, 2009
Current assets	$15,008	---	15,008
Property and equipment, including construction in progress	59,629	68	59,697
Intangible assets	8,175	---	8,175
Wireless licenses	100	---	100
Goodwill	9,102	1,427	10,529
Deferred income taxes	---	679	679
Other assets	3,106	---	3,106
Total assets acquired	95,120	2,174	97,294
Current liabilities	4,916	96	5,012
Long-term debt, including current portion	43,614	---	43,614
Other long-term liabilities	4,335	1,581	5,916
Total liabilities assumed	52,865	1,677	54,542
Net assets acquired	$42,255	497	42,752

The purchase price for the Alaska DigiTel acquisition has been finalized and allocated as of December 31, 2008 as follows (amounts in thousands):

Alaska DigiTel
Current assets	$2,220
Property and equipment, including construction in progress	6,015
Intangible assets	1,468
Wireless licenses	4,396
Goodwill	4,534
Other assets	1
Total assets acquired	18,634
Current liabilities	2,588
Long-term debt, including current portion	5,515
Other long-term liabilities	97
Total liabilities assumed	8,200
Net assets acquired	$10,434

Goodwill increased $6.6 million at December 31, 2009 as compared to December 31, 2008, primarily to record a $930,000 adjustment for grant deferred revenue to the UUI and Unicom purchase price allocations and for the additional $5.2 million and $497,000 contingent payments to Alaska Wireless and UUI, respectively.

We modified the initial preliminary UUI and Unicom purchase price allocation during 2008 by increasing current assets $548,000, decreasing property and equipment $8.5 million, increasing intangible assets $1.7 million, increasing goodwill $3.1 million, increasing other assets $695,000, increasing current liabilities $464,000, increasing long-term debt $910,000, and decreasing other long-term liabilities $3.9 million for adjustments due to the refinement of the estimated fair value.

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

We modified the initial preliminary Alaska DigiTel purchase price allocation for the purchase of the non-controlling interest during 2008 by decreasing property and equipment $202,000, increasing intangible assets $503,000, decreasing goodwill $88,000, and increasing liabilities $253,000 for adjustments to the fair value of the fixed assets and intangibles due to refinement of the valuation. An adjustment to the fair value of the liabilities was due to refinement of the estimated fair value.

All of our 2008 acquisitions resulted in goodwill which is deductible over 15 years for income tax purposes.

Revenues from the date of acquisition, net of intercompany revenue, for our acquisitions of UUI, Unicom and Alaska Wireless are allocated to our Consumer, Network Access, Managed Broadband, and Regulated Operations segments.

The following unaudited pro forma financial information is presented as if we had acquired the companies as of the beginning of the periods presented.  The pro forma results of operations as if the acquisitions occurred on January 1, 2007 or 2008 for the years ended December 31 are as follows (amount in thousands):

	(unaudited)
	2008	2007
Pro forma consolidated revenue	$588,691	546,728
Pro forma net income (loss)	$(2,932)	12,773

(d)	Regulatory Accounting and Regulation

We account for our regulated operations in accordance with the accounting principles for regulated enterprises.  This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.  Accordingly, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.  Our cost studies and depreciation rates for our regulated operations are subject to periodic audits that could result in a change to recorded revenues.

(e)	Earnings per Common Share
We are a wholly-owned subsidiary of GCI and, accordingly, are not required to present earnings per share.  Our common stock is not publicly traded.

(f)	Investment Securities

We have investment securities of $895,000 and $1.6 million at December 31, 2009 and 2008, respectively that are classified as trading securities.  Our investments consist primarily of money market funds and U.S. government securities.  Trading securities are recorded at fair value with unrealized holding gains and losses included in net income (loss) attributable to GCI, Inc.  During the years ended December 31, 2009 and 2008, the change in net unrealized holding gains and losses included in earnings was a net gain (loss) of $(24,000) and $43,000, respectively.

(g)	Cash Equivalents
Cash equivalents consist of overnight sweep investments and certificates of deposit which have an original maturity of three months or less at the date acquired and are readily convertible into cash.

(h)	Accounts Receivable and Allowance for Doubtful Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with Universal Service Administrative Company ("USAC") rules. We review our allowance for doubtful accounts methodology at least annually.

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

Depending upon the type of account receivable our allowance is calculated using a pooled basis with an allowance for all accounts greater than 120 days past due, a specific identification method, or a combination of the two methods. When a specific identification method is used, past due balances over 90 days old and balances less than 90 days old but potentially uncollectible due to bankruptcy or other issues are reviewed individually for collectability. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments at inception of the lease. Construction in progress represents distribution equipment and systems and support equipment and systems not placed in service on December 31, 2009 that management intends to place in service during 2010.

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

(k)	Intangible Assets and Goodwill

Goodwill, cable certificates (certificates of convenience and public necessity) and wireless licenses are not amortized. Cable certificates represent certain perpetual operating rights to provide cable services. Wireless licenses represent the right to utilize certain radio frequency spectrum to provide wireless communications services.  Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. Goodwill is not allocated to our reportable segments as our Chief Operating Decision Maker does not review a balance sheet by reportable segment to make decisions about resource allocation or evaluate reportable segment performance.

All other amortizable intangible assets are being amortized over 1 to 20 year periods using the straight-line method.

(l)	Impairment of Intangibles, Goodwill, and Long-lived Assets

Cable certificates and wireless license assets are the right to solicit and service potential customers and the right to deploy and market new services, such as interactivity, wireless broadband and video, in the service areas covered by currently held cable certificate and wireless licenses.  Cable certificates and wireless license assets are treated as indefinite-lived intangible assets and are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new accounting basis. Impairment testing of our cable certificate and wireless license assets as of October 31, 2009 and December 31, 2008 used a direct value method.

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

Our goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. We use an income approach to determine the fair values used in the goodwill impairment test.  In addition, a market-based approach is used where possible to corroborate the fair values determined by the income approach.

During the third quarter of 2009, we changed the date of our annual impairment test from the last day of the fiscal year to the last day of the tenth month of the fiscal year for all of our indefinite-lived intangibles. As we grew, it became increasingly difficult to complete the various impairment analyses in a timely manner, therefore, we believed the change in accounting principle related to the annual testing date was preferable as it provided us additional time to complete the impairment test and report the results of that test in our annual filing on Form 10-K. We believe that the change to the annual testing date did not delay, accelerate or avoid an impairment charge. We determined that this change in accounting principle was preferable under the circumstances and it did not result in adjustments to our financial statements when applied retrospectively. The annual impairment test was performed as of December 31, 2008 and was performed again as of October 31, 2009, therefore, less than 12 months elapsed between impairment tests.  We completed our annual review and no impairment charge was recorded in 2009.

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

(m)	Amortization and Write-off of Loan Fees

Debt issuance costs are deferred and amortized using the effective interest method. If a refinancing or amendment of a debt instrument is a substantial modification, all or a portion of the applicable debt issuance costs are written off.  If a debt instrument is repaid prior to the maturity date we will write-off a proportional amount of debt issuance costs.

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

(n)	Other Assets
Other Assets primarily include long-term deposits, prepayments, and non-trade accounts receivable.

(o)	Asset Retirement Obligations

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred in Other Liabilities on the Consolidated Balance Sheets if the fair value of the liability can be reasonably estimated. When the liability is initially recorded, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

The majority of our asset retirement obligation is the estimated cost to remove telephony distribution equipment and support equipment from leased property.  Following is a reconciliation of the beginning and ending aggregate carrying amount of our liability for asset retirement obligation (amounts in thousands):

Balance at December 31, 2007	$4,173
Liability incurred	1,408
Additions upon acquisition of UUI, Unicom, Alaska Wireless and Alaska DigiTel	803
Accretion expense	396
Liability settled	(601)
Balance at December 31, 2008	6,179
Liability incurred	5,764
Accretion expense	634
Liability settled	(63)
Balance at December 31, 2009	$12,514

During the years ended December 31, 2009 and 2008 we recorded additional capitalized costs of $5.8 million and $1.4 million, respectively, in Property and Equipment in Service, Net of Depreciation.

Certain of our network facilities are on property that requires us to have a permit and the permit contains provisions requiring us to remove our network facilities in the event that the permit is not renewed.  We expect to continually renew our permits and therefore cannot estimate any liabilities associated with such agreements.  A remote possibility exists that we would not be able to successfully renew a permit, which could result in us incurring significant expense in complying with restoration or removal provisions.

(p)	Derivatives
We enter into derivative contracts to manage exposure to variability in cash flows from floating-rate financial instruments, particularly on our long-term debt instruments and credit facilities.  We no longer have significant exposure from floating-rate financial instruments since we repaid the outstanding indebtedness under our Senior Credit Facility with the proceeds from the issuance of the 2019 Notes.  We do not apply hedge accounting to our derivative instruments and therefore treat these instruments as “economic hedges.”   Derivative instruments are accounted for at fair value as either assets or liabilities on the balance sheet.  Changes in the fair value of derivatives are recognized in earnings each reporting period.

Derivative financial instruments are subject to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  We minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

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

The following is a summary of the derivative contracts outstanding in the balance sheet at December 31, 2009 (dollar amounts in thousands):

				Fair Value as of December 31,
	Number of Contracts	Notional Value	Balance Sheet Location	2009		2008
Interest rate caps	2	$180,000	Other Assets	$	---	$7

		Amount of Gain (Loss Recognized)
		December 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized	2009	2008
Interest rate caps	Interest expense	$(7)	(921)

(q)	Revenue Recognition
All revenues are recognized when the earnings process is complete. Revenue recognition is as follows:

•	Revenues generated from long-distance service usage and plan fees, Internet service excess usage, and managed services are recognized when the services are provided,
•	We recognize unbilled revenues when the service is provided based upon minutes of use processed, and/or established rates, net of credits and adjustments,
•
Cable television service package fees, local access and Internet service plan fees, and private line telecommunication revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

•
Certain of our wireless services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from wireless service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of wireless handsets and accessories are recognized when title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

•
The majority of our equipment sale transactions involve the sale of communications equipment with no other services involved. Such equipment is subject to standard manufacturer warranties and we do not manufacture any of the equipment we sell. In such instances the customer takes title to the equipment generally upon delivery. We recognize revenue for such transactions when title passes to the customer and the revenue is earned and realizable. On certain occasions we enter into agreements to sell and satisfactorily install or integrate telecommunications equipment for a fixed fee. Customers may have refund rights if the installed equipment does not meet certain performance criteria. We defer revenue recognition until we have received customer acceptance per the contract or agreement, and all other required revenue recognition elements have been achieved. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements,

•	Technical services revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contracts,
•
Revenues from white and yellow page directories are recognized ratably during the period following publication, which typically begins with distribution and is complete in the month prior to publication of the next directory,

•
We account for fiber capacity Indefeasible Rights to Use ("IRU") agreements as an operating lease or service arrangement and we defer the revenue and recognize it ratably over the life of the IRU or as service is rendered,

•
Access revenue is recognized when earned.  We participate in access revenue pools with other telephone companies.  Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska ("RCA") within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial information, available separation studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional information becomes available. To the extent that a dispute arises over revenue settlements, our policy is to defer revenue collected until the dispute is resolved,

•
As an Eligible Telecommunications Carrier ("ETC"), we receive support from the Universal Service Fund ("USF") to support the provision of local access service in high-cost areas.  We accrue estimated program revenue quarterly based on current line counts, the most current rates paid to us, our assessment of the impact of current FCC regulations, and our assessment of the potential outcome of FCC proceedings. Our estimated accrued revenue is subject to our judgment regarding the outcome of many variables and is subject to upward or downward adjustment in subsequent periods. Our ability to collect our accrued USF support is contingent upon continuation of the USF program and upon our eligibility to participate in that program, which is subject to change by future regulatory, legislative or judicial actions. We adjust revenue and the account receivable in the period the FCC makes a program change or we assess the likelihood that such a change has increased or decreased revenue. The payment from the USF is generally received approximately nine months subsequent to the services being performed. At December 31, 2009 we have $28.5 million in accounts receivable related to the USF high-cost area program.  We do not recognize revenue until our ETC status has been approved by the RCA,

•
We receive refunds from time to time from incumbent local exchange carriers (“ILECs”), with which we do business in respect of their earnings that exceed regulatory requirements. Telephone companies that are rate regulated by the FCC using the rate of return method are required by the FCC to refund earnings from interstate access charges assessed to long-distance carriers when their earnings exceed their authorized rate of return. Such refunds are computed based on the regulated carrier’s earnings in several access categories. Uncertainties exist with respect to the amount of their earnings, the refunds (if any), their timing, and their realization. We account for such refundable amounts as gain contingencies, and, accordingly, do not recognize them until realization is a certainty upon receipt,

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

•
We receive grant revenue for the purpose of building communication infrastructure in rural areas.  We defer the revenue and recognize it over the life of the asset that was constructed using grant funds, and

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

(r)	Payments Received from Suppliers

Our Consumer segment occasionally receives reimbursements for video services costs to promote suppliers’ services, called cooperative advertising arrangements. The supplier payment is classified as a reduction of selling, general and administrative expenses if it reimburses specific, incremental and identifiable costs incurred to resell the suppliers’ services.  Recognition occurs upon receipt of the payment because collection is not assured.

(s)	Advertising Expense

We expense advertising costs in the year during which the first advertisement appears. Advertising expenses were $4.1 million, $5.6 million and $5.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(t)	Leases

Scheduled operating lease rent increases are amortized over the expected lease term on a straight-line basis. Rent holidays are recognized on a straight-line basis over the operating lease term (including any rent holiday period).

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

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest costs incurred during the development period of a software capital project are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest cost of $548,000, $4.2 million and $3.3 million during the years ended December 31, 2009, 2008 and 2007, respectively.

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

(v)	Income Taxes

GCI, Inc., as a wholly-owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI.  Accordingly, all discussions regarding income taxes reflect the consolidated group's activity.  Our income tax expense and deferred income tax assets are presented herein using the separate-entity method.

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for their future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We file federal income tax returns in the U.S. and in various state jurisdictions.  We are no longer subject to U.S. or state tax examinations by tax authorities for years before 2006 except that  certain U.S. federal income tax returns for years after 1997 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  We did not have any unrecognized tax benefits as of December 31, 2009, 2008 and 2007, and, accordingly, we did not recognize any interest expense.  Additionally, we recorded no penalties during the years ended December 31, 2009, 2008 and 2007, respectively.

(w)	Share-based Payment Arrangements

We currently use the Black-Scholes-Merton option-pricing model to value stock options granted to employees. We use these values to recognize stock compensation expense for stock options.  Compensation expense is recognized in the financial statements for share-based awards based on the grant date fair value of those awards. Share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. See note 8 for information on the assumptions we used to calculate the fair value of share-based compensation.

We are required to report the benefits associated with tax deductions in excess of recognized compensation cost as a financing cash flow rather than as an operating cash flow.

(x)	Stock Options and Stock Warrants Issued for Non-employee Services

Stock options and warrants issued in exchange for non-employee services are accounted for based upon the fair value of the consideration or services received or the fair value of the equity instruments issued using the Black-Scholes-Merton method, whichever is more reliably measurable.

The fair value determined using these principles is charged to operating expense over the shorter of the term for which non-employee services are provided, if stated, or the stock option or warrant vesting period.

(y)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high-cost area program subsidy, share-based compensation, inventory reserves, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of Cost of Goods Sold, and the accrual of contingencies and litigation. Actual results could differ from those estimates.

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

(z)	Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments. At December 31, 2009 and 2008, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments.  At December 31, 2009 and 2008, cash balances were in excess of Federal Deposit Insurance Corporation insured limits.

We have one major customer (see note 9).  Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska.

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

(ab)	Guarantees
Certain of our customers have guaranteed levels of service. We accrue for any obligations under these guarantees as they become probable and estimable.

(ac)	Classification of Taxes Collected from Customers

We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our statements of operations.  We report a certain surcharge on a gross basis in our statement of operations of $4.4 million, $4.1 million and $4.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(ad) Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 105 “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”).  Topic 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB and is to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification impacted our financial statement disclosures beginning in the quarter ended September 30, 2009 as all references to authoritative accounting literature are referenced in accordance with the Codification. There is no change to the content of our financial statements or disclosures as a result of implementing the Codification other than updating our descriptions to describe the codified standards.

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

On January 1, 2009 we adopted ASC Topic 810-10-65-1, “Consolidation” (formerly SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (“ARB”) No. 51”).  Topic 810-10-65-1 requires non-controlling interests to be treated as a separate component of equity, but apart from the parent’s equity, and not as a liability or other item outside of equity. This topic also specifies that consolidated net income attributable to the parent and to non-controlling interests be clearly identified and presented on the face of the consolidated statement of operations. Previously, we had reported minority interests (non-controlling interests) as a reduction in arriving at income before income tax expense. In addition, this standard specifies that changes to the parent’s ownership interest while it retains a controlling financial interest should be accounted for as equity transactions. This topic also expands disclosure in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent.  The presentation and disclosure requirements of this topic were applied retrospectively for all periods presented; as a result, our statements of operations and our statement of stockholders’ equity for the years ended December 31, 2008 and 2007 were recast to reflect the adoption of this topic.

(ae)    Recently Issued Accounting Pronouncements
FASB Accounting Standards Update (“ASU”) 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of ASU 2009-13 is not expected to have a material impact on our income statement, financial position or cash flows.

ASU 2009-17 addresses a revision to former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ("SFAS 167").  ASU 2009-17 amends previous accounting related to the consolidation of variable interest entities ("VIE") to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASU 2009-17 is not expected to have a material impact on our income statement, financial position or cash flows.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require that (a) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
(b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

permitted.  The adoption of ASU 2010-06 is not expected to have a material impact on our income statement, financial position or cash flows.

(af)	Changes in Accounting Policy

Effective January 1, 2008, we prospectively changed our accounting policy for recording depreciation on our property and equipment placed in service. For assets placed in service on or after January 1, 2008, we are using a mid-month convention to recognize depreciation expense. Previous to this change we used the half-year convention to recognize depreciation expense in the year an asset was placed in service, regardless of the month the property and equipment was placed in service. We believe the mid-month convention is preferable because it results in more precise recognition of depreciation expense over the estimated useful life of the asset. No retroactive adjustment was made.  The following table sets forth the impact of this accounting change on depreciation and amortization expense, operating income (loss) and net income (loss) for the years ended December 31, 2009 and 2008 (amounts in thousands):

Year Ended December 31,	2009	2008
Depreciation and amortization expense	$321	(521)
Operating income (loss)	(321)	521
Net income (loss) attributable to GCI, Inc.	(189)	214

(ag)	Reclassifications
Reclassifications have been made to the 2008 and 2007 financial statements to make them comparable with the 2009 presentation.

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Changes in operating assets and liabilities, net effect of acquisitions, consist of (amounts in thousands):

Year ended December 31,	2009	2008	2007
Increase in accounts receivable	$(33,555)	(5,209)	(19,713)
Decrease in prepaid expenses	1,923	488	949
(Increase) decrease in inventories	(2,109)	(3,336)	1,455
(Increase) decrease in other current assets	(4,272)	(69)	1,089
Increase in other assets	(10,742)	---	---
Increase (decrease) in accounts payable	(1,889)	(4,198)	2,738
Increase (decrease) in accrued payroll and payroll related obligations	(752)	5,437	620
Increase (decrease) in deferred revenue	(787)	4,543	(2,000)
Increase in accrued interest	4,597	1,226	217
Increase (decrease) in accrued liabilities	(1,608)	2,695	(1,330)
Increase in subscriber deposits	287	84	194
Increase in long-term deferred revenue	763	49,153	---
Increase (decrease) in components of other long-term liabilities	526	(3,727)	526
	$(47,618)	47,087	(15,255)

The following items are for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

Net cash paid (received):	2009		2008	2007
Interest, net of amount capitalized		$51,161	46,781	34,046
Income taxes paid	$	---	884	293
Income taxes received		$(911)	(83)	(213)

The following items are non-cash investing and financing activities for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

		2009	2008	2007
Non-cash additions for purchases of property and equipment		$4,427	12,124	8,965
Asset retirement obligation additions to property and equipment		$5,764	1,408	260
Assets acquired in acquisition		$6,475	---	---
Capital lease obligation incurred	$	---	99,873	---
Warranty receivable applied to capital lease obligation		$465	8,415	---
Stock tender in lieu of cash on note receivable with related party	$	---	---	1,740
Satellite warranty receivable	$	---	8,880	---

Additional Non-cash Financing Activities

We received cash proceeds of $110.6 million from the $145.0 million term loan that we obtained in May 2008. We used $30.0 million of the term loan to repay the revolver portion of our Senior Credit Facility and our loan proceeds were reduced by $2.9 million for an original issue discount and $1.5 million for bank and legal fees associated with the new term loan.

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

(3)	Receivables and Allowance for Doubtful Receivables

Receivables consist of the following at December 31, 2009 and 2008 (amounts in thousands):

	2009	2008
Trade	$145,220	109,835
Employee	315	243
Other	2,324	3,058
Total Receivables	$147,859	113,136

Changes in the allowance for doubtful receivables during the years ended December 31, 2009, 2008 and 2007 are summarized below (amounts in thousands).

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to Other Accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2009	$2,582	3,818	1,734	1,074	7,060

December 31, 2008	$1,657	3,471	---	2,546	2,582

December 31, 2007	$2,922	4,822	---	6,087	1,657

Charged to Other Accounts for the year ended December 31, 2009 consists of a $914,000 adjustment recorded upon the conversion of our Alaska DigiTel customer accounts into our primary Consumer customer billing system that grossed up accounts receivable and the allowance for doubtful receivables to record termination fees for tracking purposes.  Additionally, the year ended December 31, 2009 includes an adjustment of $820,000 due to the decision to temporarily stop revenue recognition for services provided to a customer whose funding from the USAC was denied.  In both years we recorded accounts receivable and an allowance for doubtful receivables.

(4)	Net Property and Equipment in Service

Net property and equipment in service consists of the following at December 31, 2009 and 2008 (amounts in thousands):

	2009	2008
Land and buildings	$33,033	32,134
Telephony distribution systems	925,395	809,356
Cable television distribution systems	208,478	194,616
Support equipment	153,248	144,457
Transportation equipment	11,004	10,550
Property and equipment under capital leases	102,972	102,972
	1,434,130	1,294,085
Less accumulated depreciation	598,687	495,953
Less amortization	12,363	5,081
Net property and equipment in service	$823,080	793,051

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

(5)     Intangible Assets and Goodwill
As of October 31, 2009 cable certificates, wireless licenses and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2009. The remaining useful lives of our cable certificates, wireless licenses and goodwill were evaluated as of October 31, 2009 and events and circumstances continue to support an indefinite useful life.

There are no indicators of impairment of our intangible assets subject to amortization as of December 31, 2009.

Other Intangible Assets subject to amortization include the following at December 31, 2009 and 2008 (amounts in thousands):

	2009	2008
Software license fees	$22,459	18,377
Customer relationships	11,217	11,467
Customer contracts	3,538	3,538
Right-of-way	783	783
Other	529	803
	38,526	34,968
Less accumulated amortization	18,965	11,992
Net other intangible assets	$19,561	22,976

Changes in Other Intangible Assets are as follows (amounts in thousands):

Balance at December 31, 2007	$11,769
Asset additions upon acquisition of UUI, Unicom, Alaska Wireless, and the minority interest in Alaska DigiTel	10,861
Asset additions	6,303
Less amortization expense	5,948
Less asset write-off	9
Balance at December 31, 2008	22,976
Asset additions	4,772
Less amortization expense	7,628
Less asset write-off	559
Balance at December 31, 2009	$19,561

Goodwill increased $6.6 million at December 31, 2009 as compared to December 31, 2008, primarily to record a $930,000 adjustment for grant deferred revenue to the UUI and Unicom purchase price allocations and for the additional $5.2 million and $497,000 contingent payments to Alaska Wireless and UUI, respectively.

During the year ended December 31, 2008, goodwill increased $24.7 million, customer relationships increased $6.8 million, customer contracts increased $3.5 million, other intangible assets increased
$542,000, and wireless licenses increased $210,000 upon the acquisition of UUI, Unicom, Alaska Wireless, and the minority interest in Alaska DigiTel. Goodwill and the wireless licenses are indefinite lived assets. The increase in other intangible assets is due to the recognition of customer relationships, contracts, and the Alaska DigiTel trademark. The intangible assets added during 2008 have a weighted average amortization period of 3.6 years.

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

Amortization expense for amortizable intangible assets for the years ended December 31, 2009, 2008 and 2007 follow (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Amortization expense for amortizable intangible assets	$7,628	5,948	3,332

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2010	$6,048
2011	3,980
2012	3,032
2013	1,756
2014	851

(6)	Long-term Debt
Long-term debt consists of the following (amounts in thousands):

	December 31,
	2009	2008
2019 Notes (a)	$425,000	---
2014 Notes (b)	320,000	320,000
Senior Credit Facility (c)	---	362,529
Rural Utilities Services debt (d)	34,721	35,328
CoBank Mortgage note payable (d)	2,277	3,539
Mortgage	---	490
Debt	781,998	721,886
Less unamortized discount paid on the 2019 Notes	3,460	---
Less unamortized discount paid on the 2014 Notes	2,158	2,589
Less unamortized discount paid on Senior Credit Facility	---	2,466
Less current portion of long-term debt	5,133	8,425
Long-term debt, net of unamortized discount	$771,247	708,406

(a)
On November 3, 2009 (“Closing Date”), we completed an offering of $425.0 million in aggregate principal amount of its 8 5/8% 2019 Notes at an issue price of 99.17% ("2019 Notes") to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States in accordance with Regulation S under the Securities Act. We used the net proceeds from this offering to repay and retire the outstanding amount of $389.8 million under our Senior Credit Facility and for general corporate purposes.

The 2019 Notes mature on November 15, 2019.  Interest is payable semi-annually in cash on May 15 and November 15 of each year, beginning on May 15, 2010.  The 2019 Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the term of the 2019 Notes using the effective interest method and an effective interest rate of 9.07%.

The 2019 Notes are senior unsecured obligations which rank equally in right of payment with the existing and future senior unsecured debt, including our 2014 Notes described below, and senior in right of payment to all future subordinated indebtedness.

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

The 2019 Notes were issued pursuant to an Indenture, dated as of the Closing Date, between us and Union Bank, N.A., as trustee.

We are not required to make mandatory sinking fund payments with respect to the 2019 Notes.

Upon the occurrence of a change of control, each holder of the 2019 Notes will have the right to require us to purchase all or any part (equal to $1,000 or an integral multiple thereof, except that no 2019 Note will be purchased in part if the remaining portion thereof would not be at least $2,000) of such holder’s 2019 Notes at a purchase price equal to 101% of the principal amount of such 2019 Notes, plus accrued and unpaid interest on such 2019 Notes, if any.  If we or certain of our subsidiaries engage in asset sales, we must generally either invest the net cash proceeds from such sales in our business within a period of time, prepay debt under any outstanding credit facility, or make an offer to purchase a principal amount of the 2019 Notes equal to the excess net cash proceeds, with the purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.

The covenants in the Indenture restrict us and certain of its subsidiaries from incurring debt, but permits debt under the Senior Credit Facility and vendor financing as long as our leverage ratio, as defined does not exceed 5.5 to one; enter into sale and leaseback transactions;  pay dividends or distributions on capital stock or repurchase capital stock; issue stock of subsidiaries;  make certain investments;  create liens on assets to secure debt;  enter into transactions with affiliates;  merge or consolidate with another company; and  transfer and sell assets.  These covenants are subject to a number of limitations and exceptions, as further described in the Indenture.  Additionally, we have agreed to file a registration statement for the 2019 Notes within 120 days of the issue date, however, if we do not file the registration statement within 120 days we are required to pay additional interest of 0.25% per annum.

We paid closing costs totaling $9.1 million in connection with the offering, which were recorded as deferred loan costs and are being amortized over the term of the 2019 Notes. Unamortized deferred loan costs related to the Senior Credit Facility totaling $1.4 million were written off for the year ended December 31, 2009.

We were in compliance with all 2019 Notes loan covenants at December 31, 2009.

(b)
We pay interest of 7.25% on notes that are due in 2014 (“2014 Notes”). The 2014 Notes are an unsecured senior obligation. The 2014 Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount based on an effective interest rate of 7.50%, which is being amortized to Interest Expense over the term of the 2014 Notes using the effective interest method.

The 2014 Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

If redeemed during the twelve month period commencing February 1 of the year indicated:	Redemption Price
2010	102.417%
2011	101.208%
2012 and thereafter	100.000%

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

The 2014 Notes restrict us and certain of its subsidiaries from incurring debt, but permits debt under the Senior Credit Facility and vendor financing as long as our leverage ratio, as defined does not exceed 6.0 to one.  In addition, certain other debt is permitted regardless of our leverage ratio, including debt under the Senior Credit Facility not exceeding (and reduced by certain stated items):

•	$250.0 million, reduced by the amount of any prepayments, or
•	3.0 times earnings before interest, taxes, depreciation and amortization for the last four full fiscal quarters of GCI, Inc. and its subsidiaries.

The 2014 Notes limit the ability of our subsidiaries to make cash dividend payments to us.

Semi-annual interest payments of $11.6 million are payable in February and August of each year.

The 2014 Notes are structurally subordinate to our Senior Credit Facility.

Our 2014 Notes’ key debt covenants require our Total Leverage Ratio (as defined) be 6.0:1.0 or less and our Senior Leverage Ratio (as defined) be 3.0:1.0 or less if our Senior Debt (as defined) is greater than $250.0 million.

We were in compliance with all 2014 Notes loan covenants at December 31, 2009.

(c)
In November 2009, we completed our offering of the 2019 Notes and used the net proceeds from this offering to repay the outstanding amount of $389.8 million under our Senior Credit Facility, including $349.8 million outstanding on the term loan and $40.0 million outstanding on the revolving portion of the Senior Credit Facility.  The term loan was retired upon the repayment but the revolving portion was still available to us at December 31, 2009.

The Senior Credit Facility includes a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.   We have letters of credit outstanding totaling $2.8 million, which leaves $72.2 million available for borrowing under the revolving credit facility as of December 31, 2009 if needed.

The revolving credit facility component of our Senior Credit Facility interest rate is LIBOR plus the following Applicable Margin set forth opposite each applicable Total Leverage Ratio below:

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	4.25%
>3.25 but <3.75	3.75%
>2.75 but <3.25	3.25%
<2.75	2.75%

The commitment fee we are required to pay on the unused portion of the commitment is 0.5%.

Substantially all of the Company's assets collateralize the Senior Credit Facility.

Borrowings under the Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. Our Senior Credit Facility Total Leverage Ratio (as defined) may not exceed (i) 5.25:1.00 for the period beginning May 2, 2008 and ending on June 30, 2009, (ii) 5.00:1.00 for the period beginning on July 1, 2009, and ending on December 31, 2009, and (iii) 4.50:1.00 for the period beginning January 1, 2010, and ending on August 31, 2012; the Senior Leverage Ratio (as defined) may not exceed (i) 3.25:1.00 for the period beginning on May 2, 2008 and ending on June 30, 2009, and (ii) 3.00:1.00 for the period beginning July 1, 2009, and ending on August 31, 2012; the Fixed Charge

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

Coverage Ratio (as defined) must be 1.0:1.0 or greater beginning December 31, 2009; and the Interest Coverage Ratio (as defined) must not be less than (i) 2.50:1.00 for the period beginning on May 2, 2008 and ending on September 30, 2009, and (ii) 2.75:1.00 for the period beginning October 1, 2009, and ending on August 31, 2012.  We were in compliance with all loan covenants relating to our Senior Credit Facility at December 31, 2009.

Our Senior Credit Facility also limits the amount of capital expenditures, excluding acquisitions, that we can incur each year based on the following (amounts in thousands):

Year Ended:	Maximum Capital Expenditure Amount
2009	$125,000
2010	$125,000
2011 and thereafter	$100,000

If our capital expenditures for a given year are less than the maximum, the cumulative difference between the amount incurred and the maximum capital expenditure limitation may be carried over to the following year if certain levels of earnings before depreciation and amortization expense, income tax expense, share-based compensation expense and non-cash contribution adjustment ("adjusted EBITDA") are met.

In May 2008, we had signed an agreement to add a term loan of $145.0 million ("Additional Incremental Term Loan") to our then existing Senior Credit Facility.  We used $30.0 million of the proceeds to repay the revolver portion of our Senior Credit Facility and our loan proceeds were reduced by $2.9 million for an original issue discount and $1.5 million for bank and legal fees associated with the new term loan.  The discount on the term loan was being amortized into interest expense using the effective interest method.

The transaction in May 2008 to add the Additional Incremental Term Loan was a partial substantial modification of our existing Senior Credit Facility resulting in a $667,000 write-off of previously deferred loan fees during the year ended December 31, 2008 in our Consolidated Statements of Operations.  Deferred loan fees of $58,000 associated with the portion of our then existing Senior Credit Facility determined not to have been substantially modified were deferred and subsequently written-off in 2009 due to the November 2009 Senior Credit Facility retirement.

Additionally, in connection with the Additional Incremental Term Loan, we paid bank fees and other expenses of $1.6 million during 2008, of which $527,000 were immediately expensed in the twelve months ended December 31, 2008 and $1.1 million were deferred and subsequently written-off in 2009 due to the November 2009 Senior Credit Facility retirement.

Our Senior Credit Facility was amended in October 2008 to allow and additional $15.0 million in capital expenditures for the year ended December 31, 2008.  In connection with the October 2008 amendment to the Senior Credit Facility, we paid loan fees of $453,000 which were being amortized over the remaining life of the Senior Credit Facility and were subsequently written-off in 2009 due to the November 2009 Senior Credit Facility retirement.  The October amendment to the Senior Credit Facility was determined not to be a substantial modification.

(d)
We acquired long-term debt upon our acquisition of UUI and Unicom effective June 1, 2008, from the Rural Utility Services (“RUS”) and CoBank.  The long-term debt is due in monthly installments of principal based on a fixed rate amortization schedule.  The interest rates on the various loans to which this debt relates range from 2.0% to 6.8%.  Through UUI and Unicom, we have $17.0 million available for borrowing for specific capital expenditures under existing borrowing arrangements.  Substantially all of the assets of UUI and Unicom are collateral for the amounts due to RUS and CoBank.

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

Maturities of long-term debt as of December 31, 2009 are as follows (amounts in thousands):

Years ending December 31,
2010	$5,133
2011	5,004
2012	4,962
2013	5,218
2014	324,908
2015 and thereafter	436,773
781,998
Less unamortized discount paid on 2019 Notes	3,460
Less unamortized discount paid on 2014 Notes	2,158
Less current portion of long-term debt	5,133
$771,247

(7)	Income Taxes
Total income tax expense of $3.9 million, $1.1 million and $12.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, was allocated to income/loss in each year. We did not record any excess tax benefit generated from stock options exercised during the years ended December 31, 2009, 2008, and 2007 since we are in a net operating loss carryforward position and the income tax deduction will not yet reduce income taxes payable.  The cumulative excess tax benefits generated for stock options exercised that have not been recognized is $4.7 million at December 31, 2009.

We have income tax receivables for federal and state alternative minimum taxes of $1.2 million and $899,000 at December 31, 2009 and 2008, respectively.

Income tax expense consists of the following (amounts in thousands):

		Years ended December 31,
		2009	2008	2007
Current tax expense:
Federal taxes	$	---	---	436
State taxes		---	---	77
		---	---	513

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

Deferred tax expense:
Federal taxes	3,494	922	9,785
State taxes	442	155	1,864
	3,936	1,077	11,649
	$3,936	1,077	12,162

Total income tax expense differed from the “expected” income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years ended December 31,
	2009	2008	2007
“Expected” statutory tax expense (benefit)	$2,608	(803)	9,050
State income taxes, net of federal expense (benefit)	456	(48)	1,585
Income tax effect of nondeductible entertainment expenses	703	725	569
Impact of non-controlling interest attributable to non-tax paying entity	---	526	13
Income tax effect of nondeductible lobbying expenses	380	424	468
Other, net	(211)	253	477
	$3,936	1,077	12,162

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are summarized below (amounts in thousands):

	2009	2008
Current deferred tax assets, net of current deferred tax liability:
Compensated absences, accrued for financial reporting purposes	$2,565	2,771
Net operating loss carryforwards	8,354	---
Workers compensation and self insurance health reserves, principally due to accrual for financial reporting purposes	580	869
Accounts receivable, principally due to allowance for doubtful accounts	2,981	980
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(270)	966
Other	3,408	2,257
Total current deferred tax assets	$17,618	7,843

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

	2009	2008
Long-term deferred tax assets:
Net operating loss carryforwards	$74,345	65,890
Deferred revenue for financial reporting purposes	22,422	20,658
Alternative minimum tax credits	1,892	3,055
Deferred compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	1,093	1,274
Asset retirement obligations in excess of amounts recognized for tax purposes	1,775	1,812
Share-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	3,026	2,079
Other	4,132	115
Total long-term deferred tax assets	108,685	94,883

Long-term deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	170,260	108,015
Intangible assets	38,811	73,000
Other	---	55
Total long-term deferred tax liabilities	209,071	181,070
Net long-term deferred tax liabilities	$100,386	86,187

At December 31, 2009, we have tax net operating loss carryforwards of $211.3 million that will begin expiring in 2011 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.  Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

We are no longer subject to U.S. or state tax examinations by tax authorities for years before 2006 except that  certain U.S. federal income tax returns for years after 1997 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands).

Years ending December 31,	Federal	State
2011	$759	759
2018	1,937	1,911
2019	25,942	25,391
2020	44,744	43,797
2021	29,614	28,987
2022	14,081	13,788
2023	3,968	3,903
2024	544	---
2025	1,342	---
2026	337	---
2027	116	---
2028	39,535	39,097
2029	48,370	47,570
Total tax net operating loss carryforwards	$211,289	205,203

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

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

Share-Based Compensation
GCI's 1986 Stock Option Plan, as amended ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf. New shares of GCI Class A common stock are issued when stock option agreements are exercised or restricted stock awards are made. GCI's share repurchase program as described above may include the purchase of shares issued pursuant to our Stock Option Plan.

The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of GCI's common stock.  We use a Black-Scholes-Merton option pricing model to estimate the fair value of stock options issued.  The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, we have categorized these awards into two groups of employees for valuation purposes.

We estimated the expected term of options granted by evaluating the vesting period of stock options, employee’s past exercise and post-vesting employment departure behavior, and expected volatility of the price of the underlying shares.

We estimated the expected volatility of GCI's common stock at the grant date using the historical volatility of GCI's common stock over the most recent period equal to the expected stock option term and evaluated the extent to which available information indicated that future volatility may differ from historical volatility.

The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. GCI and GCI, Inc. have never paid any cash dividends on GCI's common stock and we do not anticipate paying any cash dividends in the foreseeable future. Therefore, we assumed an expected dividend yield of zero.

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

The following table shows our assumptions used to compute the share-based compensation expense for stock options granted during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected term (years)	5.2 – 6.8	5.2 – 6.8	5.2 – 6.8
Volatility	53.6% – 59.1%	47.6% – 55.4%	41.5% – 54.3%
Risk-free interest rate	1.7% – 3.2%	1.6% – 3.4%	3.5% – 4.7%

We estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data.

A summary of option activity under the Stock Option Plan as of December 31, 2009, and changes during the year then ended is presented below (share amounts in thousands):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	6,815	$8.88
Granted	153	$6.65
Exercised	(77)	$5.52
Forfeited and retired	(5,264)	$9.34
Outstanding at December 31, 2009	1,627	$7.35	4.8	$365
Exercisable at December 31, 2009	1,051	$7.04	3.3	$363
Available for grant at December 31, 2009	4,121

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $3.49 per share, $3.10 per share and $7.03 per share, respectively. The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $110,000, $3.3 million and $3.3 million, respectively. The total intrinsic values, determined as of the date of exercise, of options exercised in the years ended December 31, 2009, 2008 and 2007 were $120,000, $214,000 and $3.5 million, respectively. We received $423,000, $416,000 and $3.3 million in cash from stock option exercises in the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of the status of nonvested shares under the Stock Option Plan as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below (share amounts in thousands):

Nonvested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	390	$12.38
Granted	1,964	$4.63
Vested	(128)	$11.23
Forfeited	(1)	$1.26
Nonvested at December 31, 2009	2,225	$5.69

The following is a summary of our share-based compensation expense for the years ended December 31, 2009, 2008, and 2007 (in thousands):

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

	2009	2008	2007
Employee share-based compensation expense	$5,709	7,282	6,273
Expense reversal for performance based options and awards that are not expected to vest	(2,134)	---	---
Adjustment to fair value of liability classified awards	(771)	(4)	(1,329)
Total share-based compensation expense	$2,804	7,278	4,944

Share-based compensation expense is classified as selling, general and administrative expense in our consolidated Statements of Operations.  During the third quarter of 2009, we recorded a $2.1 million decrease to share-based compensation expense when we determined that it was probable that certain performance based stock options and restricted stock awards would not vest.  Unrecognized share-based compensation expense was $7.5 million relating to 1.6 million restricted stock awards and $788,000 relating to 574,000 unvested stock options as of December 31, 2009. We expect to recognize share-based compensation expense over a weighted average period of 1.6 years for stock options and 2.0 years for restricted stock awards.

The following is a summary of activity for stock options granted not pursuant to the Stock Option Plan for the years ended December 31, 2009, 2008 and 2007 (share amounts in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007, 2008, and 2009	150	$6.50

Available for grant at December 31, 2009	---

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

On August 6, 2009, GCI filed a Tender Offer Statement on Schedule TO (the “Exchange Offer”) with the SEC.  The Exchange Offer was an offer by GCI to eligible officers, employees and stakeholders, other than officers of GCI who also serve on GCI’s Board of Directors (“Participants”) to exchange, on a grant-by-grant basis, their outstanding eligible stock options that were granted under GCI's Stock Option Plan, whether vested or unvested, for shares of restricted stock of GCI Class A common stock that we granted under the Stock Option Plan (“Restricted Stock”). Generally, eligible options included all options issued pursuant to the Stock Option Plan between January 1, 1999, and February 15, 2009, excluding any options that vest based on EBITDA performance (“Eligible Options”).  GCI accepted for cancellation, Eligible Options to purchase 5,241,700 shares of GCI Class A common stock from 166 Participants, representing approximately 86% of the options eligible for exchange in the offer with a fair value of $6.2 million as of the date of the exchange.  GCI issued 1,908,890 shares of Restricted Stock to Participants, with a fair value of $7.1 million as of the date of the exchange, in each case, in accordance with the terms of the Exchange Offer.

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

The exchange of stock options for Restricted Stock was treated as a modification of the stock options.  The remaining unamortized stock compensation expense related to the original options will continue to

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

be amortized over the vesting period of the Restricted Stock.  The compensation expense for the incremental difference between the fair value of the Restricted Stock and the fair value of the original options on the date of modification, reflecting the current facts and circumstances on the modification date, will be amortized over the vesting period of the Restricted Stock.  The incremental share-based compensation expense related to the modification, net of estimated forfeitures, is $940,000, of which $122,000 was expensed in the year ending December 31, 2009.  We used a lattice model to value the options exchanged for Restricted Stock for purposes of determining our incremental share-based compensation.

Employee Stock Purchase Plan
In 1986, GCI adopted an Employee Stock Purchase Plan (the “GCI 401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The 401(k) Plan provides for acquisition of GCI’s Class A common stock at market value as well as various mutual funds. The GCI 401(k) Plan permits each employee who has completed one year of service to elect to participate. Eligible employees could elect to reduce their compensation by up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $16,500 during the year ended December 31, 2009 and will be able to elect to reduce their compensation by up to 50 percent of such compensation (subject to certain limitations) or elect contributions to the Roth option of the GCI 401(k) plan up to a combined maximum of $16,500 during the year ended December 31, 2010.

Eligible employees were allowed to make catch-up contributions of no more than $5,500 during the year ended December 31, 2009 and will be able to make such contributions limited to $5,500 during the year ended December 31, 2010. We do not match employee catch-up contributions.

We may match up to 100% of employee salary reductions on after tax contributions in any amount, decided by GCI's Board of Directors each year, but not more than 10 percent of any one employee’s compensation will be matched in any year. Matching contributions vest over the initial six years of employment. For the year ended December 31, 2009, the combination of pre-tax contributions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $49,000 (determined after salary reduction). For the year ended December 31, 2008, the combination of pre-tax contributions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $46,000 (determined after salary reduction).

Employee contributions receive up to 100% matching and employees self-direct their matching investment. Our matching contributions allocated to participant accounts totaled $6.4 million, $5.8 million, and $5.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.  We used cash to fund all of our employer-matching contributions during the years ended December 31, 2009, 2008 and 2007.

Employees of our subsidiaries UUI and Unicom who meet certain age and length of service requirements may participate in a profit sharing and 401(k) deferred contribution plan.  We may match up to 100% of employee salary reductions up to the first 4% of an employee’s contribution.  The annual contribution to the profit sharing plan is at the discretion of the UUI and Unicom Board of Directors.  Matching contributions totaled $174,000 and $104,000 for the year ended December 31, 2009 and from the period from June 1, 2008 through December 31, 2008, respectively.  Subsequent to December 31, 2009, the profit sharing and 401(k) deferred contribution plans of UUI and Unicom were merged in the GCI 401(k) Plan.

(9)     Industry Segments Data
Our reportable segments are business units that offer different products and are each managed separately.

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

A description of our five reportable segments follows:

Consumer - We offer a full range of voice, video, data and wireless services to residential customers.

Network Access - We offer a full range of voice, data and wireless services to common carrier customers.

Commercial - We offer a full range of voice, video, data and wireless services to small businesses, local, national and global businesses, governmental entities and public and private educational institutions.

Managed Broadband - We offer data services to rural school districts, hospitals and health clinics through our SchoolAccess® and ConnectMD® initiatives and managed video conferencing.

Regulated Operations - We offer voice and data services to residential, business, and governmental customers in areas of rural Alaska.

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the years ended December 31, 2009, 2008, and 2007 are allocated to our Consumer, Network Access, Commercial, and Managed Broadband segments using segment margin for the years ended December 31, 2008, 2007, and 2006, respectively.  Bad debt expense for the years ended December 31, 2009, 2008, and 2007 is allocated to our Consumer, Network Access, Commercial and Managed Broadband segments using a combination of specific identification and allocations based upon segment revenue for the years ended December 31, 2009, 2008 and 2007, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

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

Summarized financial information for our reportable segments for the years ended December 31, 2009, 2008 and 2007 follows (amounts in thousands):

	Consumer		Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2009
Revenues:
Intersegment	$	---	419	5,729	---	192	6,340
External		294,925	122,072	110,135	44,875	23,804	595,811
Total revenues		294,925	122,491	115,864	44,875	23,996	602,151
Cost of Goods Sold:
Intersegment		419	600	2,694	---	192	3,905
External		96,894	27,253	52,245	11,135	6,149	193,676
Total Cost of Goods Sold		97,313	27,853	54,939	11,135	6,341	197,581
Contribution:
Intersegment		(419)	(181)	3,035	---	---	2,435

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

External		198,031	94,819	57,890	33,740	17,655	402,135
Total contribution		197,612	94,638	60,925	33,740	17,655	404,570
Less SG&A		112,883	38,348	35,363	14,450	11,627	212,671
Plus share-based compensation		1,145	891	549	219	---	2,804
Plus non-cash contribution expense		294	201	98	47	---	640
Adjusted EBITDA		$86,587	57,563	23,174	19,556	6,028	192,908

2008
Revenues:
Intersegment		$84	916	5,808	---	157	6,965
External		255,632	153,821	114,660	37,047	14,282	575,442
Total revenues		255,716	154,737	120,468	37,047	14,439	582,407
Cost of Goods Sold:
Intersegment		656	685	2,821	125	97	4,384
External		89,853	40,326	59,480	10,265	3,134	203,058
Total Cost of Goods Sold		90,509	41,011	62,301	10,390	3,231	207,442
Contribution:
Intersegment		(572)	231	2,987	(125)	60	2,581
External		165,779	113,495	55,180	26,782	11,148	372,384
Total contribution		165,207	113,726	58,167	26,657	11,208	374,965
Less SG&A		110,364	43,057	36,191	13,132	7,562	210,306
Plus share-based compensation		2,891	2,443	1,392	552	---	7,278
Plus non-cash contribution expense		199	177	76	28	---	480
Plus non-controlling interest		661	589	253	---	---	1,503
Plus other expense		(217)	---	---	---	---	(217)
Adjusted EBITDA		$58,949	73,647	20,710	14,230	3,586	171,122

2007
Revenues:
Intersegment	$	---	2,978	5,471	---	---	8,449
External		223,502	163,377	104,640	28,792	---	520,311
Total revenues		223,502	166,355	110,111	28,792	---	528,760
Cost of Goods Sold:
Intersegment		2,067	1,303	2,487	---	---	5,857
External		88,699	43,868	53,492	9,740	---	195,799
Total Cost of Goods Sold		90,766	45,171	55,979	9,740	---	201,656
Contribution:
Intersegment		(2,067)	1,675	2,984	---	---	2,592
External		134,803	119,509	51,148	19,052	---	324,512
Total contribution		132,736	121,184	54,132	19,052	---	327,104
Less SG&A		89,723	38,859	36,060	11,110	---	175,752
Plus share-based compensation		1,715	1,775	1,069	385	---	4,944
Plus non-controlling interest		13	16	7	---	---	36
Adjusted EBITDA		$46,808	82,441	16,164	8,327	---	153,740

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

Years ended December 31,	2009	2008	2007
Reportable segment revenues	$602,151	582,407	528,760
Less intersegment revenues eliminated in consolidation	6,340	6,965	8,449
Consolidated revenues	$595,811	575,442	520,311

A reconciliation of reportable segment adjusted EBITDA, to consolidated income (loss) before income taxes follows (amounts in thousands):

Years ended December 31,	2009	2008	2007
Reportable segment adjusted EBITDA	$192,908	171,122	153,740
Less depreciation and amortization expense	123,362	114,369	87,615
Less share-based compensation expense	2,804	7,278	4,944
Less non-cash contribution expense	640	480	---
Less net loss attributable to non-controlling interest	---	1,503	36
Plus other expense	---	217	---
Consolidated operating income	66,102	47,709	61,145
Less other expense, net	58,650	50,004	35,286
Consolidated income (loss) before income taxes	$7,452	(2,295)	25,859

Assets at December 31, 2009, 2008 and 2007 and capital expenditures for the years ended December 31, 2009, 2008 and 2007 are not allocated to reportable segments as our Chief Operating Decision Maker does not review a balance sheet or capital expenditures by segment to make decisions about resource allocations or to evaluate segment performance.

We earn revenues included in the Network Access segment from a major customer. We earned revenues from our major customer, net of discounts, of $64.5 million, $65.0 million and $71.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. As a percentage of total revenues, our major customer’s revenues totaled 11%, 11% and 14% for the years ended December 31, 2009, 2008 and 2007, respectively

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

(10)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2009 and 2008 the fair values of cash and cash equivalents, net receivables, current portion of notes receivable, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at December 31, 2009 and 2008 follow (amounts in thousands):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$872,294	834,152	817,160	723,403
Other liabilities	72,770	71,623	63,867	63,727

The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair value of our 2019 Notes, 2014 Notes, RUS debt, CoBank mortgage note payable, and capital leases are valued based on quoted market prices on the same or similar issues or on the current rates offered to us of the same remaining maturities.  The fair value of our Senior Credit Facility is estimated to approximate the carrying value because the instrument is subject to variable interest rates.

Other Liabilities:  Deferred compensation liabilities are carried at fair value, which is the amount payable as of the balance sheet date. Asset retirement obligations are recorded at their fair value and, over time, the liability is accreted to its present value each period. Lease escalation liabilities are valued at the discounted amount of future cash flows using quoted market prices on current rates offered to us. Our non-employee share-based compensation awards are reported at their fair value at each reporting period.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 were as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2009 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$12	---	---
U.S. government and agency obligations	883	---	---

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

Deferred compensation plan assets (money market funds)	1,522	---	---
Derivative financial instruments	---	---	---
Total assets at fair value	$2,417	---	---

December 31, 2008 Assets
Money market funds	$590	---	---
U.S. government and agency obligations	973	---	---
Derivative financial instruments	---	7	---
Total assets at fair value	$1,563	7	---

The valuation of our marketable securities, money market funds, and mutual funds are determined using quoted market prices in active markets utilizing market observable inputs. Derivative financial instruments are valued using mid-market quotations in active markets that are based on actual bid/ask quotations shown on reliable electronic information screens as of December 31, 2009.

(11)	Related Party Transactions
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

(12)	Commitments and Contingencies

Operating Leases as Lessee
We lease business offices, have entered into site lease agreements and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements. Many of our leases are for multiple years and contain renewal options.  Rental costs, including immaterial amounts of contingent rent expense, under such arrangements amounted to $29.5 million, $35.7 million and $34.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

Capital Leases as Lessee
We entered into a long-term capital lease agreement in 1991 with the wife of our President and CEO for property occupied by us as further described in note 11.

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

The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years. The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, was $98.6 million. We recorded a capital lease obligation and an addition to our Property and Equipment at December 31, 2008.

In June 2008 Galaxy XR was taken out of service resulting in the removal of the remaining $8.8 million net book value and the recognition of an $8.8 million warranty receivable.  We applied $8.4 million of the warranty receivable to offset our cash obligation relating to the capital lease during the year ended December 31, 2008, resulting in an outstanding warranty receivable of $465,000 as of December 31, 2008.  During the year ended December 31, 2009, we applied the remaining $465,000 of the warranty receivable to offset our cash obligation.

A summary of future minimum lease payments (amounts in thousands) follows:

Years ending December 31:	Operating	Capital
2010	$19,785	11,656
2011	17,152	11,672
2012	14,722	11,732
2013	13,402	11,742
2014	12,083	11,752
2015 and thereafter	68,745	90,232
Total minimum lease payments	$145,889	148,786
Less amount representing interest		52,872
Less current maturity of obligations under capital leases		4,759
Long-term obligations under capital leases, excluding current maturity		$91,155

The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Several of our leases include renewal options, escalation clauses and immaterial amounts of contingent rent expense. We expect that in the normal course of business leases that expire will be renewed or replaced by leases on other properties.

Operating Leases as Lessor and IRU Revenue
We enter into lease or service arrangements for IRU capacity on our fiber optic cable systems with third parties and for many of these leases or service arrangements, we received up-front cash payments.  We have $52.9 million in deferred revenue at December 31, 2009 representing cash received from customers for which we will recognize revenue in the future.  The arrangements under operating lease or service arrangements expire on various dates through 2029.  The revenue will be recognized over the term of the agreements.

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

A summary of minimum future lease or service arrangement cash receipts including IRUs and the provision of certain other service are as follows (amounts in thousands):

Years ending December 31,
2010	$7,006
2011	6,753
2012	6,142
2013	6,075
2014	5,581
2015 and thereafter	41,770
Total minimum future service revenues	$73,327

The cost of assets that are leased to customers is $251.5 million and $226.0 million as of December 31, 2009 and 2008, respectively.  The carrying value of assets leased to customers is $166.2 million and $152.1 million as of December 31, 2009 and 2008, respectively.

Letters of Credit
We have letters of credit totaling $2.8 million outstanding under our Senior Credit Facility as follows:

•	$2.4 million to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska,
•	$282,000 to meet obligations associated with our insurance arrangements, and
•	$100,000 to secure right of way access.

Wireless Service Equipment Obligation
We have entered into an agreement to purchase hardware, software, and equipment capable of providing wireless service to small markets in rural Alaska as a reliable substitute for standard wire line service.  The agreement has a total remaining commitment of $18.9 million.  We paid $5.2 million in 2009 and expect to pay $4.0 million and $14.9 million during the years ended December 31, 2010, and 2011, respectively.

IRU Purchase Commitment
On July 31, 2006, through our subsidiary GCI Communication Corp. we entered into an agreement to purchase IRU capacity in the Kodiak-Kenai Cable Company, LLC’s marine-based fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak and Seward, Alaska. The new system was placed into service in December 2006. We accepted the first installment of our IRU capacity in December 2006 and the second installment in January 2009. We have committed to purchase a minimum of $3.4 million to $5.3 million in additional IRU capacity in two installments through 2013.

Guaranteed Service Levels
Certain customers have guaranteed levels of service with varying terms. In the event we are unable to provide the minimum service levels we may incur penalties or issue credits to customers.

Self-Insurance
We are self-insured for losses and liabilities related primarily to health and welfare claims up to $200,000 per incident and $2.0 million per lifetime per beneficiary above which third party insurance applies. A reserve of $1.1 million and $1.9 million was recorded at December 31, 2009 and 2008, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims. We are self-insured for losses and liabilities related to workers’ compensation claims up to $500,000 on a per claim basis above which third party insurance applies. A reserve of $72,000 and $157,000 was recorded at December 31, 2009 and 2008, respectively, to cover estimated reported losses and estimated expenses for investigating and settling

(Continued)

GCI, INC. AND SUBSIDIARIES
Notes to the Financial Statements

claims. Actual losses will vary from the recorded reserves. While we use what we believe are pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

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

In addition, in September 2008, the FCC's Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel’s compliance with program rules and requirements under the Lifeline Program. The request covers the period beginning January 1, 2004 through August 31, 2008 and relates to the amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We intend to fully comply with this request on behalf of Alaska DigiTel and the GCI companies as affiliates.  The OIG investigation is still pending, and we presently are unable to assess the ultimate resolution of this matter.

Universal Service
The USF pays ETCs to support the provision of local service in high cost areas. Under FCC regulations and RCA orders, GCI is an authorized ETC for purposes of providing wireless and wireline telephone service in Anchorage, Juneau, Fairbanks, and the MTA study area (which includes the Matanuska-Susitna Valley) and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer wireline and wireless local services, and our revenue for providing local services in these areas would be materially adversely affected.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Joint Board to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which was to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.  On April 8, 2009, the FCC issued a Notice of Inquiry to review aspects of its high cost support program.  Comments were filed on May 8, 2009, and replies were filed on June 8, 2009.  We cannot predict at this time the outcome of this proceeding or its affect on high cost support available to us.

Cable Service Rate Reregulation
Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system’s subscribers request such regulation by filing a petition with the RCA. At December 31, 2009, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

has been filed for any other system. The Juneau system serves 7% of our total basic service subscribers at December 31, 2009.

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

Rural Health Care Division Revenue
We have a customer who participates in the Rural Health Care Division support program that is operated by the USAC.  We have been providing service to this customer pursuant to a contract since July 1, 2008, however, our customer has not received a funding commitment from the USAC.  Although we believe all of the revenue recognition requirements have been met, our history with this program demonstrates that the majority of our customers receive funding commitments, and there are sufficient funds available under this program, in the event that this funding commitment is not approved, we would be required to establish a reserve for these revenues.  At December 31, 2009, we have recorded accounts receivable of $16.8 million for this agreement.

CDMA Network Expansion
During 2007 Alaska DigiTel and GCI signed an agreement with a customer to build-out Alaska DigiTel's CDMA network with various milestones through 2012 to provide expanded roaming area coverage.  If we fail to meet the schedule, the customer has the right to terminate the agreement and we may be required to pay up to $16.0 million as liquidated damages.  We expect to meet the deadlines imposed by the build-out schedule and therefore expect our expenditures to result in an expansion of our wireless facilities rather than payment of the liquidated damages.

Alaska Wireless Contingent Payment
On July 1, 2008 we completed the acquisition of all of the ownership interests in Alaska Wireless. We made an initial payment on the acquisition date and an additional payment of $5.2 million in February 2010 that was contingent on the achievement of certain financial conditions and was accrued at December 31, 2009.

(13)	Non-controlling Interest
On January 1, 2009 we adopted ASC Topic 810-10-65-1, “Consolidation” (formerly SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (“ARB”) No. 51”) as noted in Note 1 (ah).  As a result of the required retrospective application of the presentation and disclosure provisions our income (loss) before income tax expense changed from $(792) previously reported to $(2,295) for the year ended December 31, 2008 and from $25,895 previously reported to $25,859 for the year ended December 31, 2007. Our net income (loss) previously reported was $(1,869) and is now $(3,372) for the year ended December 31, 2008 and our net income (loss) previously reported was $13,733 and is now $13,697 for the year ended December 31, 2007. There was no change in total stockholder’s equity as of December 31, 2008. For the year ended December 31, 2007, total stockholder’s equity as previously reported was $252,955 and is now $259,433. There were no

(Continued)

GCI, INC. AND SUBSIDIARIES
 Notes to the Financial Statements

adjustments to the consolidated statements of cash flows for the years ended December 31, 2008 and 2007.

(14)	Fluctuations in Fourth Quarter Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 (amounts in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Total revenues	$148,689	148,796	150,816	147,510
Operating income	$13,512	18,559	20,730	13,301
Net income (loss) attributable to GCI, Inc.	$354	2,564	4,336	(3,738)

2008
Total revenues	$134,674	142,461	151,660	146,647
Operating income	$9,714	14,045	15,980	7,970
Net income (loss) attributable to GCI, Inc	$436	1,832	265	(4,402)

During the fourth quarter of 2009, we recognized $1.9 million in interest expense resulting from the write-off of the original issue discount on our Senior Credit Facility, our interest expense increased $1.0 million due to the issuance of $425.0 million in additional Senior Notes, we recognized $1.0 million in interest expense resulting from the write-off of deferred loan costs on our Senior Credit Facility, we recorded an $862,000 adjustment to decrease wireless revenue to correct the accrual of wireless plan fee and usage revenue reported in prior quarters, and we recorded a $760,000 increase to the Allowance for Doubtful Accounts to reserve for a certain customer account receivable.

During the fourth quarter of 2008, we recognized additional expense of $1.6 million related to the conversion of customer wireless phones to our facilities, $1.8 million in compensation related costs, additional depreciation due to the build out of our wireless facilities, and a reduction in revenues due to continuing implementation of the new distribution agreement with AT&T Mobility.

(15)	Subsequent Events
In January 2010 the U.S. Department of Agriculture’s RUS approved our wholly-owned subsidiary, UUI's application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota.  Upon completion, UUI’s project, TERRA-Southwest (“TERRA-SW”), will be able to serve 9,089 households and 748 businesses in the 65 covered communities.  The project will also be able to serve numerous public/non-profit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, will be made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act.  The grant portion of the award will fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  UUI expects to start construction on TERRA-SW in 2010 and complete the project by the end of 2012.

 (Continued)

GCI, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On January 29, 2010, GCI Holdings, Inc., our wholly owned subsidiary, entered into a Second Amended and Restated Credit and Guarantee Agreement with Calyon New York Branch, as administrative agent, Royal Bank of Canada, as syndication agent, and CoBank, ACB, Union Bank of California, N.A. and Wells Fargo Bank, N.A., as documentation agents ("amended Senior Credit Facility").  The amended Senior Credit Facility provides a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  The amended Senior Credit Facility replaced the Senior Credit Facility described in Note 6(c).  The interest rate under the amended Senior Credit Facility is LIBOR plus a margin dependent upon our Total Leverage Ratio ranging from 2.5% to 4.0%.  The amended Senior Credit Facility will mature on January 29, 2015.  The terms of the amended Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default.  At any time after the occurrence of an event of default under the amended Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the amended Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the amended Senior Credit Facility.  The obligations under the amended Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI Holdings, Inc. and the subsidiary guarantors, and on the stock of GCI Holdings, Inc.

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Restated Articles of Incorporation (12)
3.2	Amended and Restated Bylaws (12)
4.1	Certified copy of the General Communication, Inc. Amendment No. 1, dated as of June 25, 2007, to the Amended and Restated 1986 Stock Option Plan (33)
4.2	Indenture for 8 5/8% Senior Notes due 2019 dated as of November 3, 2009, between The Company, as Issuer, and Union Bank, N.A., as Trustee (45)
4.3	Form of 8 5/8% Senior Notes due 2019 (included in Exhibit 4.2)
10.3	Westin Building Lease (3)
10.4	Duncan and Hughes Deferred Bonus Agreements (4)
10.5	Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1, 1997 (13)
10.6	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (2)
10.13	MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.14	Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.15	Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.16	Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.17	Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.20	The GCI Special Non-Qualified Deferred Compensation Plan (7)
10.21	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp. (7)
10.25	Licenses: (3)
10.25.1	214 Authorization
10.25.2	International Resale Authorization
10.25.3	Digital Electronic Message Service Authorization
10.25.11	Certificate of Convenience and Public Necessity – Telecommunications Service (Local Exchange) dated July 7, 2000 (29)
10.26	ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage, executed January 15, 1997 (12)
10.29	Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (8)
10.30	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska Cablevision, Inc. (8)
10.31	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock Homer Cable System, J.V. (8)
10.32	Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock Seward Cable System, J.V. (8)
10.33	Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (9)
10.34	First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (9)
10.36	Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(5) dated January 14, 1997 (12)
10.37	Amendment to the MCI Carrier Agreement executed April 20, 1994 (12)

10.38	Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (11)
10.39	MCI Carrier Addendum—MCI 800 DAL Service effective February 1, 1994 (11)
10.40	Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (11)
10.41	Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (11)
10.42	Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (12)
10.43	Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (11)
10.44	Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (14)
10.45	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated April 1, 1996 (14)
10.46	Service Mark License Agreement between MCI Communications Corporation and General Communication, Inc. dated April 13, 1994 (13)
10.47	Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995 (13)
10.50	Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and GCI Network Systems dated April 1, 1992 (14)
10.51	Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1, 1996 (14)
10.52	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (2)
10.54	Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996 (13)
10.55	Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (13)
10.58	Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992 (13)
10.59	Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (13)
10.60	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989 (6)
10.61	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995 (13)
10.62	Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997 (13)
10.66	Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp. dated as of July 11, 1997. (15)
10.67	Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership Contract Variation No. 1 dated as of December 1, 1997. (15)
10.71	Third Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated February 27, 1998 (16)
10.80	Fourth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom. (17)
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
10.161
First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated February 15, 2008 # (46)

10.162
Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated April 9, 2008 # (46)

10.163	Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 # (46)
10.164	Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 # (46)
10.165
Fifth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 30, 2008 # (46)

10.166
Sixth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated October 31, 2008 # (46)

10.167
Seventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated November 6, 2008 # (46)

10.168	Eighth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 8, 2009 # (46)
10.169
Fifteenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated May 5, 2009 # (46)

10.170
Second Amended and Restated Credit Agreement dated as of January 29, 2010 by and among GCI Holdings, Inc., the other parties thereto and Calyon New York Branch, as administrative agent, and the other Lenders party thereto (47)

10.171
Sixteenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated October 13, 2009 # *

10.172
Seventeenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated December 8, 2009 # *

14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (25)
16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated August 17, 2009 (44)
18.1	Letter regarding change in accounting principle (39)
18.1	Letter regarding change in accounting principle (46)
21.1	Subsidiaries of the Registrant *
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (1)
99.2	The Bylaws of GCI Communication Corp. (1)
99.7	The Bylaws of GCI Cable, Inc. (10)
99.8	The Articles of Incorporation of GCI Cable, Inc. (10)
99.15	The Bylaws of GCI Holdings, Inc. (13)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (13)
99.18	The Bylaws of GCI, Inc. (12)
99.27	The Partnership Agreement of Alaska United Fiber System (15)
99.28	The Bylaws of Potter View Development Co., Inc. (19)

99.29	The Articles of Incorporation of Potter View Development Co., Inc. (19)
99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (20)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (20)

________________
#
CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the Securities and Exchange Commission.  Each omitted Confidential Portion is marked by three asterisks.

* Filed herewith.

________________

Exhibit Reference	Description
1	Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1990
2	Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1991
3	Incorporated by reference to GCI's Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
4	Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1989.
5	Incorporated by reference to GCI's Current Report on Form 8-K dated June 4, 1993.
6	Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1993.
7	Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1995.
8	Incorporated by reference to GCI's Form S-4 Registration Statement dated October 4, 1996.
9	Incorporated by reference to GCI's Current Report on Form 8-K dated November 13, 1996.
10	Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1996.
11	Incorporated by reference to GCI's Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
12	Incorporated by reference to GCI's Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
13	Incorporated by reference to GCI's Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
14	Incorporated by reference to GCI's Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
15	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
16	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
17	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
18	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
19	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
20	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

21	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
22	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
23	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
24	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
25	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
28	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
29	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.
30	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
32	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 19, 2007.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
34	Incorporated by reference to The Company’s Form S-8 filed with the SEC on July 27, 2007.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008.
38	Incorporated by reference to the Company's Report on Form 8-K for the period May 2, 2008 filed May 8, 2008.
39	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
40	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
41	Incorporated by reference to The Company's Report on Form 8-K for the period September 19, 2008 filed on September 22, 2008.
42	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
43	Incorporated by reference to The Company's Report on Form 8-K for the period December 31, 2008 filed January 6, 2009.
44	Incorporated by reference to The Company's Report on Form 8-K for the period August 11, 2009 filed on August 17, 2009.
45	Incorporated by reference to The Company's Report on Form 8-K for the period November 3, 2009 filed on November 5, 2009.
46	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
47	Incorporated by reference to The Company's Report on Form 8-K for the period January 29, 2010 filed February 3, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, INC.

By:	/s/ G. Wilson Hughes
G. Wilson Hughes, President
(Chief Executive Officer)

Date:	March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ G. Wilson Hughes	President and Director	March 12, 2010
G. Wilson Hughes	(Principal Executive Officer)

/s/ John M. Lowber	Secretary, Treasurer and Director	March 12, 2010
John M. Lowber	(Principal Financial and Accounting Officer)