Form 10-K/A
period 2009-12-31
GCI INC
filed 2010-05-25
CIK 75679

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

Explanatory Note

GCI, Inc. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A ("Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed on March 12, 2010 ("Original Filling").

The purpose of this Amendment is to replace two redacted documents filed as exhibits to the Company's Original Filing with two documents as exhibits to this Amendment, one in unredacted form and the other in revised redacted form in accordance with Section 552(b)(4) of the federal Freedom of Information Act and Regulation 200.80(b)(4) adopted by the Securities and Exchange Commission ("SEC").  The two documents are further described in Item 15(b) of this Amendment.  This Amendment does not affect any other parts of, or exhibits to, the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

Except as expressly stated in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment must be read in conjunction with the Company's other filings, if any, made with the SEC subsequent to the filing of the Original Filing, including other amendments to those filings, if any.

GCI, INC.
A WHOLLY-OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
2009 ANNUAL REPORT ON FORM 10-K/A No. 1
TABLE OF CONTENTS

Part IV
	Item 15. Exhibits, Consolidated Financial Statement Schedules	4

SIGNATURES		5

This Amendment is for the year-ended December 31, 2009. This Amendment, along with our annual report, as otherwise amended, for the year ended December 31, 2009 ("Annual Report"), modifies and supersedes documents filed prior to the Annual Report, as amended.  Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
10.171
Sixteenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated October 13, 2009 ≠ *

10.172
Seventeenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated December 8, 2009 # *

________________
≠	Filed in unredacted form to replace the document filed under that exhibit number in redacted form as an exhibit to the Original Filing.
#
CONFIDENTIAL PORTION has been revised as compared to the confidential portion of the document filed under this exhibit number in redacted form as an exhibit to the Original Filing.  The CONFIDENTIAL PORTION, as revised and included with this Amendment, has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the SEC.  Each omitted CONFIDENTIAL PORTION is marked by three asterisks.

*	Filed herewith.

________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, INC.

By:	/s/ G. Wilson Hughes
G. Wilson Hughes, President
(Chief Executive Officer)

Date:	May 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ G. Wilson Hughes	President and Director	May 25, 2010
G. Wilson Hughes	(Principal Executive Officer)

/s/ John M. Lowber	Secretary, Treasurer and Director	May 25, 2010
John M. Lowber	(Principal Financial and Accounting Officer)