Form 10-Q
period 2011-03-31
GCI INC
filed 2011-05-05
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of March 31, 2011 and December 31, 2010	4

	Consolidated Income Statements (unaudited) for the three months ended March 31, 2011 and 2010	6

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010	7

	Condensed Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 6.	Exhibits	31

Other items are omitted, as they are not applicable.

SIGNATURES		32

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of these words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including those identified under “Risk Factors” in Item 1A of our December 31, 2010 annual report on Form 10-K.  Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these forward looking statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)
	March 31,	December 31,
ASSETS	2011	2010

Current assets:
Cash and cash equivalents	$27,848	31,777

Receivables	138,328	132,856
Less allowance for doubtful receivables	8,374	9,189
Net receivables	129,954	123,667

Deferred income taxes	10,145	10,145
Prepaid expenses	7,861	5,950
Inventories	6,796	5,804
Other current assets	3,881	3,940
Total current assets	186,485	181,282

Property and equipment in service, net of depreciation	779,439	798,278
Construction in progress	47,817	31,144
Net property and equipment	827,256	829,422

Cable certificates	191,635	191,635
Goodwill	73,932	73,932
Wireless licenses	25,967	25,967
Other intangible assets, net of amortization	16,695	17,717
Deferred loan and senior notes costs, net of amortization	13,171	13,661
Other assets	17,616	16,850
Total other assets	339,016	339,762
Total assets	$1,352,757	1,350,467

See accompanying condensed notes to interim consolidated financial statements.

		(Continued)

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

(Amounts in thousands)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2011	2010

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$7,609	7,652
Accounts payable	35,486	35,589
Deferred revenue	17,540	17,296
Accrued payroll and payroll related obligations	19,905	22,132
Accrued interest	17,007	13,456
Accrued liabilities	12,458	12,557
Subscriber deposits	1,218	1,271
Total current liabilities	111,223	109,953

Long-term debt, net	786,753	779,201
Obligations under capital leases, excluding current maturities	82,804	84,144
Obligation under capital lease due to related party	1,888	1,885
Deferred income taxes	103,852	102,401
Long-term deferred revenue	48,816	49,175
Other liabilities	22,387	24,495
Total liabilities	1,157,723	1,151,254

Commitments and contingencies
Stockholder’s equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares at March 31, 2011 and December 31, 2010	206,622	206,622
Paid-in capital	56,118	54,574
Retained earnings	(67,706)	(61,983)
Total stockholder’s equity	195,034	199,213
Total liabilities and stockholder’s equity	$1,352,757	1,350,467

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010
Revenues	$164,777	152,419

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	53,756	48,907
Selling, general and administrative expenses	58,893	53,257
Depreciation and amortization expense	31,720	31,126
Operating income	20,408	19,129

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(17,452)	(17,680)
Interest income	4	61
Other	(24)	-
Other expense, net	(17,472)	(17,619)

Income before income tax expense or benefit	2,936	1,510

Income tax (expense) benefit	(1,451)	164

Net income	$1,485	1,674

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

(Amounts in thousands)	2011	2010
Cash flows from operating activities:
Net income	$1,485	1,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31,720	31,126
Deferred income tax expense (benefit)	1,451	(164)
Shared-based compensation expense	1,170	803
Other noncash income and expense items	2,151	1,675
Change in operating assets and liabilities	(9,980)	4,025
Net cash provided by operating activities	27,997	39,139

Cash flows from investing activities:
Purchases of property and equipment	(28,824)	(18,480)
Purchases of other assets and intangible assets	(1,923)	(784)
Net cash used in investing activities	(30,747)	(19,264)

Cash flows from financing activities:
Borrowing on Senior Credit Facililty	13,000	-
Repayment of debt and capital lease obligations	(6,971)	(2,393)
Issuance of long-term debt	-	4,532
Payment of debit issuance costs	-	(1,981)
Distribution to General Communication, Inc.	(7,208)	(322)
Net cash used in financing activities	(1,179)	(164)
Net increase (decrease) in cash and cash equivalents	(3,929)	19,711
Cash and cash equivalents at beginning of period	31,777	48,142

Cash and cash equivalents at end of period	$27,848	67,853

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of GCI, Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, filed with the SEC on March 15, 2011 as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

(c)      Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13 addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific

(Continued)

GCI, Inc. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
 (Unaudited)

objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The adoption of ASU 2009-13 on January 1, 2011, did not have a material impact on our income statement, financial position or cash flows.

In December 2010, the FASB issued ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”.  Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired.  The adoption of ASU 2009-28 on January 1, 2011, did not have a material impact on our income statement, financial position, cash flows or related footnotes.

In December 2010, the FASB issued the ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”.  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The adoption of ASU 2009-29 on January 1, 2011, did not have a material impact on our income statement, financial position, cash flows or related disclosures.

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

(f)       Use of Estimates

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

(g)	Income Taxes

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

(h)      Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement.  Following are certain surcharges on a gross basis in our income statement for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Surcharges reported gross	$1,424	1,334

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Three month period ended March 31,	2011	2010
(Increase) decrease in accounts receivable	$(7,388)	11,826
Increase in prepaid expenses	(1,911)	(2,726)
(Increase) decrease in inventories	(992)	2,218
Decrease in other current assets	59	301
Increase (decrease) in other assets	582	(116)
(Increase) decrease in accounts payable	772	(1,710)
Increase in deferred revenues	244	223
Decrease in accrued payroll and payroll related obligations	(2,353)	(4,649)
Decrease in accrued liabilities	(99)	(3,408)
Increase in accrued interest	3,551	3,263
Decrease in subscriber deposits	(53)	(134)
Decrease in long-term deferred revenue	(359)	(518)
Decrease in components of other long-term liabilities	(2,033)	(545)
	$(9,980)	4,025

(Continued)

GCI, Inc. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following items are for the three months ended March 31, 2011 and 2010 (amounts in thousands):

Net cash paid or received:	2011	2010
Interest paid, net of amounts capitalized	$13,664	13,825
Income tax refund received	$-	988

The following items are non-cash investing and financing activities for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Non-cash additions for purchases of property and equipment	$6,872	2,354
Asset retirement obligation additions to property and equipment	$116	386
Asset retirement obligation reductions to property and equipment for revisions to previous estimates	$294	-

(3)    Intangible Assets
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Amortization expense	$1,572	1,711

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2011	$5,779
2012	3,922
2013	2,864
2014	2,019
2015	1,299

(4)	Long-Term Debt

Senior Credit Facility
Our Senior Credit Facility provides a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  We have $2.7 million of letters of credit outstanding at March 31, 2011. On January 18, 2011, we repaid $5.0 million of our outstanding long-term debt.  On February 15, 2011 and February 25, 2011, we borrowed $8.0 million and $5.0 million, respectively, under our Senior Credit Facility.  After consideration of these transactions, we have $44.3 million available for borrowing under our revolving credit facility at March 31, 2011.  The Senior Credit Facility will mature on January 29, 2015.

(5)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2011 and December 31, 2010, the fair values of cash and cash equivalents, net receivables, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at March 31, 2011 and December 31, 2010 follow (amounts in thousands):

	March 31,		December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$879,055	921,240	872,882	908,286
Other liabilities	70,848	69,363	73,309	72,065

The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair values of our 2019 Notes, 2014 Notes, Rural Utilities Service (“RUS”) debt, CoBank mortgage note payable, and capital leases are based upon quoted market prices for the same or similar issues or on the current rates offered to us for the same remaining maturities.  The fair value of our Senior Credit Facility is estimated to approximate the carrying value because this instrument is subject to variable interest rates.

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

(Continued)

GCI, Inc. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
Assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 were as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2011 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$1,718	-	-
Total assets at fair value	$1,718	-	-

December 31, 2010 Assets
Deferred compensation plan assets (mutual funds)	$1,678	-	-
Total assets at fair value	$1,678	-	-

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

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

The weighted average grant date fair value of options granted during the three months ended March 31, 2010 was $2.83 per share.  There were no options granted during the three months ended March 31, 2011. The total fair value of options vesting during the three months ended March 31, 2011 and 2010 was $40,000 and $25,000, respectively.

(Continued)

GCI, Inc. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following is a summary of our share-based compensation expense for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Employee share-based compensation expense	$1,544	1,066
Adjustment to fair value of liability classified awards	(374)	(263)
Total share-based compensation expense	$1,170	803

Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statement.  Unrecognized share-based compensation expense was $7.4 million relating to 2.5 million restricted stock awards and $608,000 relating to 321,000 unvested stock options as of March 31, 2011.  We expect to recognize share-based compensation expense over a weighted average period of 1.6 years for stock options and 1.5 years for restricted stock awards.

A summary of option activity under the Stock Option Plan for the three months ended March 31, 2011 follows (share amounts in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2010	1,249	$7.08
Exercised	(18)	$9.10
Outstanding at March 31, 2011	1,231	$7.05	4.2 years	$4,831
Exercisable at March 31, 2011	910	$7.28	2.9 years	$3,368

A summary of nonvested restricted stock award activity under the Stock Option Plan for the three months ended March 31, 2011, follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2010	2,196	$5.29
Granted	348	$12.45
Vested	(75)	$12.99
Forfeited	(11)	$7.18
Nonvested at March 31, 2011	2,458	$6.06

At March 31, 2011, 3.9 million shares were available for grant under the Stock Option Plan.

The total intrinsic values, determined as of the date of exercise, of options exercised during the three months ended March 31, 2011 and 2010 were $52,000 and $18,000, respectively. We received $163,000 and $72,000 in cash from stock option exercises during the three months ended March 31, 2011 and 2010, respectively.

(Continued)

GCI, Inc. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the three months ended March 31, 2010 and 2011 (share amounts in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2009	150	$6.50
Options forfeited and retired	(150)	$6.50
Outstanding at March 31, 2010 and 2011	-
Available for grant at March 31, 2011	-

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

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three months ended March 31, 2011 and 2010 are allocated to our segments using segment margin for the years ended December 31, 2010 and 2009, respectively.  Bad debt expense for the three months ended March 31, 2011 and 2010 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three months ended March 31, 2011 and 2010, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

(Continued)

GCI, Inc. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2010 annual report on Form 10-K. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three months ended March 31, 2011 and 2010 follows (amounts in thousands):

	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2011
Revenues:
Intersegment	$-	-	1,409	-	69	1,478
External	88,417	25,097	31,829	13,995	5,439	164,777
Total revenues	$88,417	25,097	33,238	13,995	5,508	166,255
Adjusted EBITDA	$28,393	11,880	6,662	5,711	700	53,346

2010
Revenues:
Intersegment	$-	6	1,330	-	40	1,376
External	80,368	26,183	27,723	12,085	6,060	152,419
Total revenues	$80,368	26,189	29,053	12,085	6,100	153,795
Adjusted EBITDA	$25,953	11,991	6,357	4,914	1,843	51,058

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Reportable segment revenues	$166,255	153,795
Less intersegment revenues eliminated in consolidation	1,478	1,376
Consolidated revenues	$164,777	152,419

(Continued)

GCI, Inc. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Reportable segment Adjusted EBITDA	$53,346	51,058
Less depreciation and amortization expense	(31,720)	(31,126)
Less share-based compensation expense	(1,170)	(803)
Plus other expense	24	-
Less accretion expense	(72)	-
Consolidated operating income	20,408	19,129
Less other expense, net	(17,472)	(17,619)
Consolidated income before income tax expense	$2,936	1,510

(8)	Commitments and Contingencies

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time for the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.  In addition we are involved in the following matters:

•
In September 2008, the FCC's Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates. On January 18, 2011 we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and granted us a broad release of claims including those under the False Claims Act.  The $1.6 million contribution, which was recognized in selling, general and administrative expense in the Income Statement in prior years, was paid in January 2011; and

•
In August 2010, a GCI, Inc.-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  We cannot predict the likelihood or nature of any potential claims related to the accident.

TERRA-Southwest
In January 2010 the U.S. Department of Agriculture’s RUS approved our wholly-owned subsidiary, United Utilities, Inc.’s (“UUI”) application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota.  Upon completion this project, called TERRA-Southwest (“TERRA-SW”), will be able to serve over 9,000 households and over 700 businesses in the 65 covered communities.  The project will also be able to serve numerous public/non-profit/private community anchor

(Continued)

GCI, Inc. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

institutions and entities, such as regional health care providers, school districts, and other regional and Alaska native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, is made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act.  The award funds backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  UUI started construction on TERRA-SW in 2010 and expects to complete the project in 2012 or earlier if possible.

PART I.
ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the Universal Service Fund (“USF”) high cost area program support, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense ("Cost of Goods Sold")), depreciation, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

While there are signs the national economy has stabilized it is not expected to return quickly to a period of strong growth.  Should the national economy instead deteriorate further, it could lead to reductions in consumer spending which could impact our revenue growth.  We believe the Alaska economy continues to perform well compared to most other states at the current time. The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the short-term. This is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product. The majority of our revenue is driven by the strength of the Alaska economy which appears to have weathered the recessionary pressures relatively well to date. Nonetheless we cannot predict the impact the nation’s economic changes may have on us in the future.

On March 16, 2010, the FCC staff released the National Broadband Plan, including among its topics a proposal to transition existing USF high cost support from voice to broadband networks over a ten year period. On April 21, 2010, the FCC initiated a proceeding to consider interim and long-term USF reforms, including a five year phase-out of support to competitive ETCs. On February 8, 2011, the FCC issued a Notice of Proposed Rulemaking to consider adopting reforms to its high cost support program, including, among other things, the proposed competitive ETC phase-out and ways to fund and distribute support for broadband services. We cannot predict at this time the outcome of this proceeding or its effect on high cost support available to us, but our revenue for providing wireline and wireless local services in these areas would be materially adversely affected by the reduction of USF support.

In November 2010, Verizon Wireless (“Verizon”) acquired a license for 700 MHz wireless spectrum covering Alaska.  The license is conditional on Verizon meeting applicable build-out requirements no later than June 13, 2013.  We cannot predict the impact this potential new competition may have on us in the future.

Following are our segments and the services and products each offers to its customers:

Reportable Segments
Services and Products	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations
Voice:
Long-distance	X	X	X		X
Local Access	X	X	X		X

Video	X		X

Data:
Internet	X	X	X	X	X
Data Networks		X	X	X
Managed Services			X	X
Managed Broadband Services				X

Wireless	X	X	X

Results of Operations

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage
	Three Months Ended		Change1
	March 31,		2011
	2011	2010	vs. 2010
(Unaudited)
Selected Financial Data:
Revenues:
Consumer segment	54%	53%	10%
Network Access segment	15%	17%	(4%)
Commercial segment	19%	18%	15%
Managed Broadband segment	9%	8%	16%
Regulated Operations segment	3%	4%	(10%)
Total revenues	100%	100%	8%
Selling, general and administrative expenses	36%	35%	11%
Depreciation and amortization expense	19%	20%	2%
Operating income	12%	13%	7%
Other expense, net	11%	12%	(1%)
Income before income tax expense	2%	1%	94%
Net income	1%	1%	(11%)

1 Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures. In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. See note 7 to the accompanying consolidated financial statements for a reconciliation of Adjusted EBITDA to Consolidated Income Before Income Tax Expense.

Three Months Ended March 31, 2011 (“2011”) Compared to Three Months Ended March 31, 2010 (“2010”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 8% from $152.4 million in 2010 to $164.8 million in 2011.  Revenue increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreased revenue in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 10% from $48.9 million in 2010 to $53.8 million in 2011. Cost of Goods Sold increases in our Consumer, Network Access, Commercial and Managed Broadband segments were partially off-set by a decrease in our Regulated Operations segment.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 54% of 2011 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$13,752	13,856	(1%)
Video	30,339	29,024	5%
Data	16,701	14,126	18%
Wireless	27,625	23,362	18%
Total Consumer segment revenue	$88,417	80,368	10%

Consumer segment Cost of Goods Sold represented 51% of 2011 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$2,928	3,335	(12%)
Video	13,535	12,897	5%
Data	1,426	899	59%
Wireless	9,419	8,502	11%
Total Consumer segment Cost of Goods Sold	$27,308	25,633	7%

Consumer segment adjusted EBITDA, representing 53% of 2011 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Consumer segment adjusted EBITDA	$28,393	25,953	9%

Selected key performance indicators for our Consumer segment follow:

	March 31,		Percentage
	2011	2010	Change
Voice:
Long-distance subscribers1	87,900	91,200	(4%)
Long-distance minutes carried (in millions)	24.4	28.3	(14%)
Total local access lines in service2	85,100	85,800	(1%)
Local access lines in service on GCI facilities2	78,000	77,300	1%

Video:
Basic subscribers3	130,200	131,400	(1%)
Digital programming tier subscribers4	81,600	81,400	0%
HD/DVR converter boxes5	89,300	86,000	4%
Homes passed	239,000	232,900	3%
Average monthly gross revenue per subscriber6	$77.60	$73.80	5%
Data:
Cable modem subscribers7	107,200	103,100	4%
Wireless:
Wireless lines in service8	126,500	117,500	8%
Average monthly gross revenue per subscriber9	$69.46	$62.31	11%

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

Consumer Segment Revenues
The increase in data revenue is primarily due to a 20% increase in cable modem revenue to $14.9 million due to increased subscribers, rate increases in May and August 2010 and our subscribers’ selection of plans that offer higher speeds.

The increase in wireless revenue is primarily due to the following:

•
A $3.1 million increase in USF high cost support. We accrue estimated USF high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of wireless subscribers; and

•	A $1.7 million increase in plan fee revenue to $10.3 million primarily due to an increase in the number of wireless subscribers.

Consumer Segment Cost of Goods Sold
The increase in video Cost of Goods Sold is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered through our HD/DVR converter boxes due to the increased number of boxes in service, and an increase in digital programming tier subscribers.

The increase in wireless Cost of Goods Sold is primarily due to increased costs for wireless handset equipment sales associated with the increased number of wireless subscribers and an increased number of premium wireless handsets which have higher costs.  As part of an agreement signed in December 2007 with AT&T Mobility, AT&T Mobility has provided to us a large block of wireless network usage at no charge that we use for roaming. We expect this block of minutes to expire in the first half of 2012 at which time we expect a material increase to our wireless Cost of Goods Sold estimated at $5.0 million to $7.0 million annually.

Consumer Segment Adjusted EBITDA
The increase in Adjusted EBITDA is primarily due to increased revenue as described above in "Consumer Segment Revenues.” The increase is partially offset by increased Cost of Goods Sold as described above in “Consumer Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Consumer segment. The increase in allocated selling, general and administrative expense is due primarily to an increase in the 2010 segment margin upon which the selling, general and administrative expense allocation is based and an increase in consolidated selling, general and administrative expense.

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Network Access Segment Overview
Network access segment revenue represented 15% of 2011 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$6,470	6,659	(3%)
Data	14,972	16,329	(8%)
Wireless	3,655	3,195	14%
Total Network Access segment revenue	$25,097	26,183	(4%)

Network Access segment Cost of Goods Sold represented 12% of 2011 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$3,250	3,484	(7%)
Data	3,194	2,753	16%
Wireless	221	291	(24%)
Total Network Access segment Cost of Goods Sold	$6,665	6,528	2%

Network Access segment adjusted EBITDA, representing 22% of 2011 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Network Access segment adjusted EBITDA	$11,880	11,991	(1%)

Selected key performance indicators for our Network Access segment follow:

	March 31,		Percentage
	2011	2010	Change
Voice:
Long-distance minutes carried (in millions)	190.7	193.6	(1%)
Data:
Total Internet service provider access lines in service1	1,700	1,700	0%

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues
The decrease in data revenue is primarily due to a net decrease in network capacity purchased by our common carrier customers.

Network Access Segment Cost of Goods Sold
The increase in data Cost of Goods Sold is primarily due to an increase in off-network capacity purchased by our common carrier customers.

Network Access Segment Adjusted EBITDA
The Adjusted EBITDA decrease is primarily due to decreased revenue as described in “Network Access Segment Revenues” and increased Cost of Goods Sold partially off-set by a decrease in the selling, general and administrative expense that was allocated to our Network Access segment.  The decrease in allocated selling, general and administrative expense is due primarily to a decrease in the 2010 segment margin upon which the selling, general and administrative expense allocation is based.

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Commercial Segment Overview
Commercial segment revenue represented 19% of 2011 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$7,573	7,843	(3%)
Video	2,840	2,317	23%
Data	19,095	15,502	23%
Wireless	2,321	2,061	13%
Total Commercial segment revenue	$31,829	27,723	15%

Commercial segment Cost of Goods Sold represented 28% of 2011 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$3,891	4,238	(8%)
Video	490	498	(2%)
Data	9,457	6,812	39%
Wireless	1,028	823	25%
Total Commercial segment Cost of Goods Sold	$14,866	12,371	20%

Commercial segment adjusted EBITDA, representing 13% of 2011 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Commercial segment adjusted EBITDA	$6,662	6,357	5%

Selected key performance indicators for our Commercial segment follow:

	March 31,		Percentage
	2011	2010	Change
Voice:
Long-distance subscribers1	9,100	9,400	(3%)
Long-distance minutes carried (in millions)	28.3	29.6	(4%)
Total local access lines in service2	48,700	48,400	1%
Local access lines in service on GCI facilities2	25,200	20,400	24%
Data:
Cable modem subscribers3	10,800	10,500	3%
Wireless:
Wireless lines in service4	13,700	10,600	29%

1 A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. The increase in lines in service on GCI facilities is primarily due to the correction of a classification error in calculating the number of lines on our facilities.

3 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

4 A wireless line in service is defined as a revenue generating wireless device.

Commercial Segment Revenues
The increase in data revenue is primarily due to a $2.9 million or 43% increase in managed services project revenue due to special project work.

Commercial Segment Cost of Goods Sold
The increase in data Cost of Goods Sold is primarily due to a $2.2 million or 47% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Commercial Segment Revenues.”

Commercial Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to increased revenue as described in “Commercial Segment Revenues.” This increase is partially off-set by increased Cost of Goods Sold as described in “Commercial Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to an increase in consolidated selling, general and administrative expense.

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 9%, 7% and 11% of 2011 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 16% to $14.0 million in 2011 as compared to 2010. The increase is primarily due to increased monthly contract revenue due to increased data network capacity purchased by our ConnectMD® and SchoolAccess® customers.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased from $3.2 million in 2010 to $3.9 million in 2011 primarily due to the increase in data network capacity described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA increased 16% to $5.7 million in 2011 primarily due to increased revenue as described above in "Managed Broadband Segment Revenues."  This increase is partially offset by increased Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment primarily due to an increase in consolidated selling, general and administrative expense.

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and adjusted EBITDA represented 3%, 2% and 1% of 2011 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

The selected key performance indicator for our Regulated Operations segment follows:

	March 31,		Percentage
	2011	2010	Change
Voice:
Total local access lines in service on GCI facilities1	9,800	10,800	(9%)

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $6.1 million in 2010 to $5.4 million in 2011.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold decreased from $1.2 million in 2010 to $1.0 million in 2011.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA decreased 62% to $700,000  in 2011 primarily due to decreased revenue and an increase in selling, general and administrative expense primarily related to health benefit costs, partially offset by decreased Cost of Goods Sold.

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.6 million to $58.9 million in 2011.  Individually significant items contributing to the increase include:

•	An $861,000 increase in our company-wide success sharing bonus accrual,
•	A $760,000 increase in health benefit costs, and
•	A $637,000 increase in labor costs.

The remainder of the increase is comprised of individually insignificant items.

As a percentage of total revenues, selling, general and administrative expenses increased to 36% in 2011 from 35% in 2010, primarily due to increased selling, general and administrative expenses without a proportional increase in revenue.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $594,000 to $31.7 million in 2011 primarily due to new assets placed in service associated with ongoing spending for network upgrades and expansion, partially offset by certain network assets becoming fully depreciated.

Other Expense, Net
Other expense, net of other income, decreased 1% to $17.5 million in 2011.

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

Income tax (expense) benefit totaled $(1.5) million and $164,000 in 2011 and 2010, respectively. Our effective income tax rate increased from (11%) in 2010 to 49% in 2011 primarily due to an increase in the amount of estimated permanent differences as compared to our estimated income before income tax expense in 2011 as compared to 2010.  Due to an estimated pretax loss for the year ended December 31, 2010 we recognized an income tax benefit in 2010 despite the pretax income for that period.

At March 31, 2011, we have (1) tax net operating loss carryforwards of $246.4 million that will begin expiring primarily in 2018 if not utilized, and (2) alternative minimum tax credit carryforwards of $1.9 million available to offset regular income tax payable in future years.

We have recorded deferred tax assets of $101.3 million associated with income tax net operating losses that were generated from 1996 to 2011, and that primarily expire from 2018 to 2031, and with charitable contributions that were converted to net operating losses in 2004 through 2011, and that expire in 2024 through 2031, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 47% to 51% in the year ended December 31, 2011, primarily due to the large amount of permanent differences in 2011 as compared to our net income before income tax expense.

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

In January 2010 the U.S. Department of Agriculture’s Rural Utilities Service (“RUS”) approved our wholly-owned subsidiary, United Utilities, Inc.’s (“UUI”) application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota. Upon completion this project, called TERRA-Southwest (“TERRA-SW”), will be able to serve over 9,000 households and over 700 businesses in the 65 covered communities. The project will also be able to serve numerous public/nonprofit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska Native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, is made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act. The award funds backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements. UUI began construction on TERRA-SW in 2010 and expects to complete the project in 2012 or earlier if possible.

While our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures and acquisitions as opportunities arise, turmoil in the global financial markets may negatively impact our ability to further access the capital markets in a timely manner and on attractive terms, which may have a negative impact on our ability to grow our business.

We monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2011 and 2010, are summarized as follows (amounts in thousands):

	2011	2010
Operating activities	$27,997	39,139
Investing activities	(30,747)	(19,264)
Financing activities	(1,179)	(164)
Net increase (decrease) in cash and cash equivalents	$(3,929)	19,711

Operating Activities
The decrease in cash flows provided by operating activities is due primarily to an increase in accounts receivable in 2011 as compared to a decrease in 2010 due to timing of receipt of payments.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.  The increase in cash flows used for investing activities is due primarily to an increase in spending for property and equipment, including construction in progress, in 2011.

Our cash expenditures for property and equipment, including construction in progress, totaled $28.8 million and $18.5 million during 2011 and 2010, respectively.  Our capital expenditures increased in 2011 primarily due to our TERRA-SW project.    We expect to recover a substantial portion of our TERRA-SW capital expenditures in subsequent periods through grant funds and loan draws under our TERRA-SW RUS award.  We expect our 2011 expenditures for property and equipment for our core operations, including construction in progress, to total $95.0 million to $105.0 million, depending on available opportunities and the amount of cash flow we generate during 2011, and excluding capital expenditures related to our TERRA-SW project.

Financing Activities
Net cash used in financing activities consists primarily of our proceeds from borrowings off-set by our debt repayments, payment of debt issuance costs and repurchases of GCI’s common stock.  Proceeds from borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase GCI’s common stock depending on various factors, such as market conditions.  The increase in cash flows used for financing activities is due to an increase in long-term debt payments and repurchases of GCI’s common stock in 2011 compared to 2010, partially off-set by an increase in long-term debt borrowings in 2011 compared to 2010.

Available Borrowings Under Senior Credit Facility
We have a $75.0 million revolving Senior Credit Facility with a $25.0 million sublimit for letters of credit.  We have borrowed $28.0 million and have $2.7 million of letters of credit outstanding, which leaves $44.3 million available for borrowing under the Senior Credit Facility as of March 31, 2011.

Available Borrowings Under RUS
Under our RUS award we have $44.2 million in loan funds and $44.0 million in grant funds available as of March 31, 2011 for our TERRA-SW project.

Debt Covenants
We are subject to covenants and restrictions set forth in the indentures governing our 2014 and 2019 Notes, Senior Credit Facility, RUS loans, and CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, GCI is currently authorized to make up to $123.5 million of repurchases as of March 31, 2011. GCI is authorized to increase its stock repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases. During 2011 we repurchased on GCI’s behalf 621,000 shares of GCI common stock under the stock buyback program at a cost of $7.0 million. The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Those policies considered to be critical accounting policies for 2011 are revenue recognition related to revenues from high cost, rural health and school and libraries USF programs, the allowance for doubtful receivables, impairment and useful lives of intangible assets, accruals for unbilled costs, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our December 31, 2010 annual report on Form 10-K.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in note 1 in the accompanying “Condensed Notes to Interim Consolidated Financial Statements” and in Part II of our December 31, 2010 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under this Agreement bear interest at LIBOR plus 4.00% or less depending upon our Total Leverage Ratio (as defined).  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of March 31, 2011, we have borrowed $28.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $280,000 of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control over Financial Reporting
In the second quarter of 2010 we identified a material weakness associated with inadequately designed internal controls in our financial reporting process related to the USF high cost program support revenue accrual.  We began remediation in the third quarter of 2010 by strengthening the design and operation of our controls over the preparation and review of the USF high cost program support revenue accrual.  Our remediation efforts continued in the fourth quarter of 2010 and first quarter of 2011 and will continue in the second quarter of 2011.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the FCC and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business.  In addition we are involved in the following matters:

•
In September 2008, the FCC's Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates. On January 18, 2011 we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and granted us a broad release of claims including those under the False Claims Act.  The $1.6 million contribution, which was recognized in selling, general and administrative expense in the Income Statement in prior years, was paid in January 2011; and

•
In August 2010, a GCI, Inc.-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  We cannot predict the likelihood or nature of any potential claims related to the accident.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 by our Secretary,
Treasurer and Director *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by our Secretary,
Treasurer and Director *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, INC.

Signature	Title	Date

/s/ G. Wilson Hughes	President and Director	May 4, 2011
G. Wilson Hughes	(Principal Executive Officer)

/s/ John M. Lowber	Secretary, Treasurer and Director	May 4, 2011
John M. Lowber	(Principal Financial and Accounting Officer)