Form 10-K
GCI INC
filed 2012-03-09
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

A WHOLLY OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
2011 ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K is for the year ending December 31, 2011.  This Annual Report modifies and supersedes documents filed prior to this Annual Report.  The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this Annual Report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

GCI, Inc. was incorporated in 1997 to effect the issuance of Senior Notes as further described in note 6 to the accompanying "Consolidated Financial Statements" included in Part IV of this Report.  GCI, Inc. as a wholly owned subsidiary of General Communication, Inc. ("GCI"), received through its initial capitalization all ownership interests in subsidiaries previously held by GCI.  GCI was incorporated in 1979 under the laws of the State of Alaska and has its principal executive offices at 2550 Denali Street, Suite 1000, Anchorage, AK 99503-2781 (telephone number 907-265-5600).

GCI, Inc. is primarily a holding company and together with its direct and indirect subsidiaries, is a diversified communications provider with operations primarily in the state of Alaska.

Availability of Reports and Other Information
Internet users can access information about the Company and its services at http://www.gci.com/, http://www.gci-industrialtelecom.com, http://www.unicom-alaska.com/ and http://www.alaskaunited.com/. The Company hosts Internet services at http://www.gci.net/, broadband delivery of ConnectMD® services at http://www.connectmd.com, and SchoolAccess® services at http://www.schoolaccess.net/. The Company hosts information about our TERRA-Southwest (“TERRA-SW”) and TERRA-Northwest (“TERRA-NW”) projects at http://terra.gci.com/.

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

Narrative Description of our Business

General
We are the largest Alaska-based communications provider as measured by revenues. We offer facilities-based local and long-distance voice services, wireless telephone services, video services, data and Internet access to residential and business customers across the state under our GCI brand.  Due to the unique nature of the markets we serve, including harsh winter weather and remote geographies, our customers rely extensively on our systems to meet their communication and entertainment needs. We benefit from the attractive demographic and economic characteristics of Alaska.

Since GCI’s founding in 1979 as a competitive long distance provider, we have consistently expanded our product portfolio and facilities to become the leading integrated communication services provider in our markets. Our facilities include redundant and geographically diverse digital undersea fiber optic cable systems linking our Alaska terrestrial networks to the networks of other carriers in the lower 48 contiguous states. As of December 31, 2011, our cable systems passed 79% of Alaska’s households, and we have achieved 52% basic cable penetration of the homes we reach. We believe we offer superior video services relative to direct broadcast satellite (“DBS”), which is limited by Alaska’s geographic location, challenging climate and terrain features.  At December 31, 2011, 80% of the local access lines we served were carried on our own last mile facilities. In recent years, we expanded our efforts in wireless and presently operate the only statewide wireless network. Our network provides access for both global system for mobile communications (“GSM”) and code division multiple access (“CDMA”) based devices, and fourth generation HSPA+ based wireless communications.

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

For the year ended December 31, 2011, we generated consolidated revenues of $679.4 million. We ended the period with approximately 87,900 long-distance customers, 138,100 local access lines in service, 142,600 basic video subscribers, 139,900 wireless subscribers and 119,400 cable modem subscribers.

Development of our Business During the Past Fiscal Year
TERRA-SW Project.  In January 2010 the U.S. Department of Agriculture’s Rural Utilities Service (“RUS”) approved our wholly owned subsidiary, United Utilities, Inc.’s (“UUI”) application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota.  UUI began construction on TERRA-SW in 2010 and began offering service on this new facility on December 30, 2011.  TERRA-SW is now able to serve over 9,000 households and over 700 businesses in the 65 covered communities, as well as numerous public/non-profit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska Native organizations.

TERRA-NW Project.  In August 2011, we entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program that provided $16.5 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-NW, will connect to the TERRA-SW network and provide a high capacity backbone connection from the served communities to the Internet.

In September 2011, the Regulatory Commission of Alaska (“RCA”) approved our application for a $5.3 million grant to help fund TERRA-NW.  The grant was increased to $6.3 million in January 2012.  The NMTC arrangement discussed above and this grant award partially fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  We plan to fund an additional $12.7 million for TERRA-NW and begin construction in 2012 and expect to complete the project in 2014 or earlier if possible.

Intrastate Access Reform.  On July 1, 2011, changes to the intrastate access charge regime published by the RCA went into effect.  These changes generally shifted revenue to incumbent local exchange carriers (“ILECs”) for transport of intrastate traffic from long distance carriers to the end-user customers through an increase in fees collected by regulated pools.

Universal Service Fund High Cost Support.  On November 29, 2011, the Federal Communications Commission (“FCC”) published a final rule to reform the methodology for distributing Universal Service Fund ("USF") high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers.  Support for competitive eligible telecommunications carriers (“CETC”) serving areas that generally include Anchorage, Fairbanks, and Juneau will follow national reforms, capping support per provider per service area as of January 1, 2012, and commencing a five-step phase-down on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations will be capped and distributed on a per-line basis until the later of July 1, 2014, or the implementation of a successor funding mechanism.  A further rulemaking to consider successor funding mechanisms is underway.

You should see “Part I — Item 1. Business — Regulation” for regulatory developments.

Business Strategy
We intend to continue to increase revenues using the following strategies:

Offer Bundled Products. We offer innovative service bundles to meet the needs of our consumer and commercial customers. We believe that bundling our services significantly improves customer retention, increases revenue per customer and reduces customer acquisition expenses. Our experience indicates that our bundled customers are significantly less likely to churn, and we experience less price erosion when we effectively combine our offerings. Bundling improves our top line revenue growth, provides operating cost efficiencies that expand our margins and drives our overall business performance. As a measure of success to date, over 91,700 of our residential customers subscribe to one of our service bundles that include two or more services.

Maximize Sales Opportunities. We successfully sell new and enhanced services and products between and within our business segments to our existing customer base to achieve increased revenues and penetration of our services. Through close coordination of our customer service and sales and marketing efforts, our customer service representatives suggest to our customers other services they can purchase or enhanced versions of services they already purchase. Many calls into our customer service centers or visits into one of our 37 retail stores result in sales of additional services and products.

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

Expand Our Product Portfolio and Footprint in Alaska. Throughout our history, we have successfully added and expect to continue to add new products to our product portfolio. We have a demonstrated history of new product evaluation, development and deployment for our customers, and we continue to assess revenue-enhancing opportunities that create value for our customers. In addition to new services such as additional high definition television ("HDTV") channels, we are also expanding the reach of our core products to new markets. Where feasible and where economic analysis supports geographic expansion of our network coverage, we are currently pursuing or expect to pursue opportunities to increase the scale of our facilities, enhance our ability to serve our existing customers’ needs and attract new customers.

Make Strategic Acquisitions.  We have a history of making and integrating acquisitions of in-state telecommunications providers.  Our management team is adept at sourcing, acquiring and integrating acquired companies, and we will continue to actively pursue and buy companies that we believe fit with our strategy and networks and that enhance earnings.

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

Consumer Segment
Consumer segment revenues for 2011, 2010 and 2009 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Total Consumer segment revenues1	$352,574	342,898	294,925

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

Voice Services and Products
Revenues derived from Consumer segment voice services and products in 2011, 2010, and 2009 totaled $52.1 million, $57.3 million, and $52.7 million, respectively, or 8%, 9%, and 9% of our total revenues, respectively.

Long-Distance
We are a full-service long-distance provider including intrastate, interstate and international calling.

Local Access
We offer local access services in many communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau.  Our own digital local phone service (“DLPS”) facilities and collocated remote facilities that access the ILEC unbundled network element ("UNE") loops allow us to offer full featured local service products to customers. In areas where we do not have our own DLPS facilities or access to ILEC UNE loop facilities, we offer service using total service resale of the ILEC’s local service or UNE platform.

Video Services and Products
Revenues derived from Consumer segment video services and products in 2011, 2010, and 2009 totaled $118.6 million, $118.5 million, and $111.0 million, respectively, or 17%, 18%, and 19% of our total revenues, respectively.

Our video systems serve 41 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau.

We offer a full range of video services over our broadband cable systems. Our video service offerings include the following:

Basic cable. Our basic video service consists of digital basic service with access to between 13 and 21 channels of programming and an expanded digital basic service with access to between 40 and 102 additional channels of programming. These services generally consist of programming provided by national and local broadcast networks, national and regional cable networks, and governmental and public access programming.  We transmit an entirely digital signal for all cable television channels in all markets we serve.

High-definition television. Our high definition television ("HDTV") service provides our subscribers with improved, high-resolution picture quality, improved audio quality and a wide-screen, theater-like display. Our HDTV service offers a broad selection of high-definition programming with access of up to 114 high-definition channels including most major broadcast networks, leading national cable networks, premium channels and national sports networks.

Digital video recorder. Our advanced digital video recorder ("DVR") service lets digital video subscribers select, record and store programs and play them at whatever time is convenient. DVR service also provides the ability to pause and rewind “live” television.

Premium channel programming. Our premium channel programming service, which includes cable networks such as Home Box Office, Showtime, Starz and Cinemax, generally offers, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features.

Video on demand.  Our video on demand service permits our video subscribers to order at their convenience and for a separate fee, individual feature motion pictures and special event programs, on an unedited, commercial-free basis.

Pay-per-view programming. Our pay-per-view service permits our video subscribers to order, for a separate fee, scheduled individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts, on an unedited, commercial-free basis.

Data Services and Products
Revenues derived from Consumer segment data services and products in 2011, 2010, and 2009 totaled $72.0 million, $61.4 million, and $50.3 million, respectively, or 11%, 9%, and 8% of our total revenues, respectively.

Internet
We primarily offer high-speed cable modem service. Value-added Internet features, such as e-mail virus prevention, personal web site and domain hosting, and additional e-mail accounts, are available for additional charges. Our consumer high-speed cable modem Internet service offers up to 22 Mbps download and 2 Mbps upload speeds.

Wireless Services and Products
Revenues derived from Consumer segment wireless services and products in 2011, 2010, and 2009 totaled $109.9 million, $105.7 million, and $81.0 million, respectively, or 16%, 16%, and 14% of our total revenues, respectively.

We offer facilities-based mobile wireless voice and data services to our customers in the state’s largest population centers and many other small Alaska communities.

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

We serve many rural and remote Alaska locations solely via satellite communications. Each of our C-band and Ku-band satellite transponders is backed up on alternate spacecraft with multiple backup transponders. The primary spacecraft we use to provide voice, data and Internet services to our rural Alaska customers are Intelsat’s Galaxy 18 for C-band and Intelsat's Horizons 1 for Ku-band, but we also lease capacity on two other spacecraft, SES Americom’s AMC-7 and AMC-8.

We also lease one 36 MHz transponder on SES Americom's AMC-7 spacecraft.  We use this transponder to distribute multi-channel, digitally encoded video programming and services to remote locations within Alaska.  We may use this transponder along with four others that we reserve on AMC-7 to restore service during any fiber outage that may occur in our network.

We operate digital microwave systems to link Anchorage with the Kenai Peninsula, our Prudhoe Bay Earth Station with Deadhorse, Alaska, and to link Bethel, Alaska with 40 rural communities. Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

Other facilities include major earth stations at Adak, Barrow, Bethel, Dillingham, Dutch Harbor, Eagle River, Fairbanks, Galena, King Salmon, Kodiak, Kotzebue, McGrath, Nome, Prudhoe Bay, Sitka, Unalakleet, and Yakutat, all in Alaska, serving the communities in their vicinity. The Eagle River earth station is linked to the Anchorage distribution center by fiber optic facilities.

We use a synchronous optical network ("SONET") as a service delivery method for our terrestrial metropolitan area networks and long-haul terrestrial and undersea fiber optic cable systems.

A fiber optic cable system from our Anchorage distribution center connects to the Matanuska Telephone Association (“MTA”), Eagle River central office and to our major hub earth station in Eagle River. We have digital microwave and fiber IRU facilities serving the Kenai Peninsula communities. We maintain earth stations in Fairbanks (connected via SONET fiber facilities), Anchorage (Benson earth station), and in Prudhoe Bay and Bethel as fiber network restoration earth stations. Our Benson earth station also uplinks our statewide video service; such service may be pre-empted if earth station capacity is needed to restore our fiber network between Anchorage and Prudhoe Bay, and Anchorage and TERRA-SW communities.

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

Our Anchorage, Fairbanks, and Juneau distribution centers contain electronic switches to route calls to and from local exchange companies and, in Seattle, to obtain access to other carriers to distribute our southbound traffic to the remaining 49 states and international destinations.  Our digital switching systems also provide local service in Anchorage, Fairbanks, Juneau and 13 smaller communities throughout Alaska. Our extensive metropolitan area fiber network in Anchorage supports cable television, Internet and telephony services. The Anchorage, Fairbanks, and Juneau facilities also include digital access cross-connect systems, frame relay data switches, Internet platforms, and in Anchorage and Fairbanks, collocation facilities for interconnecting and hosting equipment for other carriers and commercial entities. We also maintain an operator and customer service center in Wasilla, Alaska. Our operator services traffic is processed by an integrated services platform that also hosts answering services, directory assistance, and internal conferencing services.

We utilize our coaxial cable facilities for DLPS. This delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

Our statewide cable systems consist of 3,097 miles of installed cable plant having 450 to 750 MHz of channel capacity. Our cable television businesses are located throughout Alaska and serve 41 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau. Our facilities include cable plant and head-end distribution equipment. Some of our locations on the fiber routes are served from the head-end distribution equipment in Anchorage.  All of our cable systems are completely digital.

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
•
Our Anchorage facility consists of routers, a bank of servers that perform support and application functions, database servers providing authentication and user demographic data, layer 2 and layer 3 gigabit and 10 gigabit switch networks for intercommunications and broadband services.

Our dedicated Internet access and Internet protocol ("IP") data services are delivered to routers located at the multiple service points throughout our service area. Our Internet management platform constantly monitors these routers and continual communications are maintained with all of the core and distribution devices in the network. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access routers, servers and layer two switches, permitting changes in configuration without the need to be physically located at the service point.

We own statewide wireless facilities that cover 98% of the population providing service to urban and rural Alaska communities and we will continue to expand these networks throughout the terrestrially and satellite served portions of Alaska in 2012.  We own GSM/HSPA+ and CDMA/EVDO wireless facilities serving urban Alaska locations. Our urban network includes Ericsson and Nortel wireless switches located in Anchorage and 183 cell sites that serve the following areas of Alaska: Anchorage and Eagle River, the Matanuska-Susitna Valley, Kenai Peninsula, Southeast, Kodiak and Fairbanks.  Our rural network consists of GSM facilities that are located throughout Alaska’s rural villages and communities. We extend our network coverage through roaming arrangements with other GSM and CDMA carriers.

Competition
A discussion of competition by product and service in our Consumer segment follows.

Voice Services and Products Competition
Long-Distance
The long-distance industry is intensely competitive and based upon price and bundling.

In the intrastate, interstate and international long-distance market, we compete against AT&T Alascom, Inc. (“AT&T Alascom”), Alaska Communications Systems Group, Inc. (“ACS”), MTA, long-distance resellers, and certain smaller rural local telephone companies. AT&T Alascom, as a subsidiary of AT&T, Inc., has access to greater financial, technical and marketing resources than we have. There is also the possibility that new competitors will enter the Alaska market. In addition, wireless and voice over Internet protocol ("VoIP") services continue to grow as an alternative to wireline services as a means of reaching customers. Wireless local number portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers. Some consumers now use wireless service as their primary voice phone service for long-distance calling.

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

Local Access
We compete against ACS, the ILEC in Anchorage, Juneau, Fairbanks and the Kenai Peninsula area; MTA, the ILEC in the Matanuska-Susitna Valley, and other smaller ILECs in other communities.

In the local telephone services market, the 1996 Telecom Act, judicial decisions, state and federal legislative and regulatory developments, and new technologies have increased the overall likelihood that barriers to local telephone competition will be substantially reduced or removed. These initiatives include requirements that ILECs negotiate with entities, including us, to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to UNEs, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILEC. We have been able to obtain interconnection, access and related services from the ILECs, at rates that allow us to offer competitive services. However, if we are unable to continue to obtain these services and access at acceptable rates, our ability to offer local access services, and our revenues and net income, could be materially adversely affected. To date, we have been successful in capturing a significant portion of the local telephone market in the locations where we are offering these services. However, there can be no assurance that we will continue to be successful in attracting or retaining these customers.  In addition, wireless and VoIP services continue to grow as an alternative to wireline services as a means of reaching customers. Wireless local number portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers. Some consumers now use wireless service as their primary voice phone service for local calling.

We believe that we have certain advantages over ILECs in providing communications services, including awareness by Alaskan customers of the GCI brand name, our facilities-based communications network, and our prior experience in, and knowledge of, the Alaskan market.

See “Regulation — Wireline Voice Services and Products” below for more information.

Video Services and Products Competition
Our video systems face competition from alternative methods of receiving and distributing television signals, including DBS, digital video over telephone lines, broadband IP-based services, wireless and satellite master antenna television ("SMATV") systems, and from other sources of news, information and entertainment such as Internet services, off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, and home video products, including video disks. Our video systems also face competition from potential overbuilds of our existing cable systems by other cable television operators and municipally-owned cable systems, and alternative methods of receiving and distributing television signals. The extent to which our video systems are competitive depends, in part, upon our ability to provide quality programming and other services at competitive prices.

We believe that the greatest source of potential competition for video services comes from the DBS industry. Two major companies, DIRECTV and DISH DBS Corporation, are currently offering nationwide high-power DBS services. The ILECs in the Matanuska-Susitna Valley and Ketchikan offer digital video service over telephone lines in limited areas. Their product offerings and price points are similar to our product offerings.  With the addition of Anchorage local broadcast stations, increased marketing, ILEC and DBS alliances, and emerging technologies creating new opportunities, competition from these sources has increased and will likely continue to increase.

Competitive forces will be counteracted by offering expanded programming through digital services.  Digital delivery technology is being utilized in all of our systems.  We have retransmission agreements with Anchorage broadcasters and provide for the uplink/downlink of their signals into all our systems, and local programming for our customers.

Other new technologies may become competitive with non-entertainment services that video systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful to both consumers and businesses. The FCC also permits commercial and non-commercial FM radio stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air interactive video and data service that will permit two-way interaction with commercial and educational programming along with informational and data services.  ILECs and other common carriers also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The FCC has conducted spectrum auctions for licenses to provide personal communication services (“PCS”) as well as other services.  PCS and other services will enable license holders, including cable operators, to provide voice and data services.  We own a statewide PCS license in Alaska.

Video systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act gives local franchising authorities jurisdiction over basic video service rates and equipment in the absence of “effective competition.”  The 1992 Cable Act also prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate video systems.  Well-financed businesses from outside the video industry (such as the public utilities that own certain of the poles on which cable is attached) may become competitors for franchises or providers of competing services.

We expect to continue to provide, at reasonable prices and in competitive bundles, a greater variety of communication services than are available off-air or through other alternative delivery sources. Additionally, we believe we offer superior technical performance and responsive community-based customer service.  Increased competition, however, may adversely affect our market share and results of operations from our video services product offerings.

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

With respect to our high-speed cable modem service, ACS and other Alaska telephone service providers are providing competitive high-speed data subscriber line services over their telephone lines in direct competition with our high-speed cable modem service.  DBS providers and local fixed wireless providers supply wireless high-speed Internet service in competition with our high-speed cable modem services.

Niche providers in the industry, both local and national, compete with certain of our Internet service products, such as web hosting, list services and e-mail.

Wireless Services and Products Competition
We compete against AT&T Mobility, LLC (“AT&T Mobility”), ACS, MTA, and resellers of those services in Anchorage and other markets.  In November 2010, Verizon Wireless (“Verizon”) acquired a license for 700 MHz wireless spectrum covering Alaska.  We expect Verizon will build a Long Term Evolution (“LTE”) network in 2012 and subsequently they will be an additional competitor where our markets overlap.

Regulatory policies favor robust competition in wireless markets. Wireless local number portability helps to maintain a high level of competition in the industry. Number portability allows subscribers to switch carriers without having to change their telephone numbers.

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

Network Access Segment
Network Access segment revenues for 2011, 2010 and 2009 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Total Network Access segment revenues1	$105,456	107,227	122,072

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

Voice Services and Products
Revenues derived from Network Access segment voice services and products in 2011, 2010, and 2009 totaled $23.6 million, $29.0 million, and $49.8 million, respectively, or 3%, 4%, and 8% of our total revenues, respectively.

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

Data Services and Products
Revenues derived from Network Access segment data services and products in 2011, 2010, and 2009 totaled $62.5 million, $61.5 million, and $63.9 million, respectively, or 9%, 9%, and 11% of our total revenues, respectively.

Data network services include multi-protocol label switching, frame relay, private line and dedicated Internet service.

Wireless Services and Products
Revenues derived from Network Access segment wireless services and products in 2011, 2010, and 2009 totaled $19.4 million, $16.7 million, and $8.4 million, respectively, or 3%, 3%, and 1% of our total revenues, respectively.  We provide roaming services on our wireless network within Alaska to other GSM and CDMA wireless carriers.

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

Major Customer
We had no major customer in 2011 or 2010.  During the year ended December 31, 2009, Verizon was a major customer.  Revenues attributed to our major customer during the year ended December 31, 2009, totaled $64.5 million, or 11% of total revenue for the year.

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

Commercial Segment
We offer a full range of communications services and products to commercial and governmental customers. Commercial segment revenues for 2011, 2010 and 2009 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Total Commercial segment revenues1	$136,101	128,458	110,135

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

Voice Services and Products
Revenues derived from Commercial segment voice services and products in 2011, 2010, and 2009 totaled $28.7 million, $31.7 million, and $30.8 million, respectively, or 4%, 5% and 5% of our total revenues, respectively.

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

Video Services and Products
Revenues derived from Commercial segment video services and products in 2011, 2010, and 2009 totaled $11.6 million, $11.2 million, and $9.2 million, respectively, or 2% of our total revenues for each year.

Commercial segment subscribers such as hospitals, hotels and motels are charged negotiated monthly service fees.  Our video on demand platform is available to hotels in Anchorage that are connected using our fiber facilities.  Programming services offered to our video systems subscribers differ by system as described in the Consumer segment Video Services and Products section above.  You should refer to “Consumer Segment — Services and Products” above for additional information.

Commercial segment also manages our advertising sales.  As part of our programming license agreements with programming networks, we generally receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers.  In most cases, the available advertising time is sold by our sales force.

Data Services and Products
Revenues derived from Commercial segment data services and products in 2011, 2010, and 2009 totaled $86.0 million, $76.8 million, and $63.4 million, respectively, or 13%, 12%, and 11% of our total revenues, respectively.

Internet
We currently offer several Internet service packages for commercial use. Our business high-speed cable modem Internet service offers access of up to 22 Mbps download and 2 Mbps upload speeds, and free 24-hour customer service and technical support.  We also provide dedicated Internet access service to commercial and public organizations in Alaska.

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

Wireless Services and Products
Revenues derived from Commercial segment wireless services and products in 2011, 2010, and 2009 totaled $9.8 million, $8.7 million, and $6.7 million, respectively, or 1% of our total revenues for each year.

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

We provide our own facilities-based local access services to many of Anchorage’s larger business customers through expansion and deployment of SONET, optical ethernet, and passive optical network fiber transmission facilities, digital loop carrier facilities, and leased facilities.

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

Managed Broadband Segment
Managed Broadband segment revenues for 2011, 2010 and 2009 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Total Managed Broadband segment revenues1	$63,248	49,962	44,875

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

Our network, Internet and software application services provided through our Managed Broadband segment’s Medical Services division are branded as ConnectMD®.  The Rural Health Care Program of the USF makes discounts available to eligible rural health care providers for telecommunication services and monthly Internet service charges. The program is intended to ensure that rural health care providers pay no more for telecommunication services in the provision of health care services than their urban counterparts. Customers utilize ConnectMD® services to securely move data and images, and for voice traffic and real time multipoint interactive video.

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

Our facilities include TERRA-SW, a middle mile long haul broadband network.  TERRA-SW provides terrestrial telecommunication service to 65 remote rural Alaska communities located in southwest Alaska through a hybrid microwave and fiber optic network.  TERRA-SW includes 395 miles of fiber optic cable stretching from Homer, Alaska to Levelock, Alaska, microwave towers in certain communities and four remote mountaintop microwave repeaters.  We utilize TERRA-SW to support growth in wireless and broadband services including ConnectMD® and SchoolAccess®.

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

Regulated Operations Segment
Regulated Operations segment revenues for 2011, 2010 and 2009 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Total Regulated Operations segment revenues1	$22,002	22,705	23,804

1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Regulated Operations segment.

Services and Products
Our Regulated Operations segment offers wireline communications services, including local access and long-distance, and Internet services and products, to our residential and commercial customers in 60 rural communities primarily in Southwest Alaska.

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

Environmental Regulations
We may undertake activities that, under certain circumstances, may affect the environment. Accordingly, they are subject to federal, state, and local regulations designed to preserve or protect the environment. The FCC, the Bureau of Land Management, the United States Forest Service, the United States Fish and Wildlife Service and the National Park Service are required by the National Environmental Policy Act of 1969 to consider the environmental impact before the commencement of facility construction.

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

Patents, Trademarks, and Licenses
We do not hold patents, franchises or concessions for communications services or local access services. We do hold registered service marks, used by each of our reportable segments, for the letters GCI®, and for the terms SchoolAccess®, Alaska United Fiber Optic Cable System®, GCI ConnectMD®, ConnectMD®, GCI Hypernet®, My GCI®, MyGCI®, Keep Talking Alaska®, Digiminutes®, Unicom®, Cell-ID®, and United-KUC®.  The Communications Act of 1934, as amended, gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications. We hold licenses through our subsidiary GCI Communication Corp. (“GCICC”) for our satellite and microwave transmission facilities for provision of long-distance services provided by our Consumer, Commercial and Network Access segments.

We hold the following licenses, among others:
•
Two licenses for use of a 30 MHz block of spectrum, which together authorize provision of PCS services in Alaska. Both licenses have an expiration date of June 23, 2015.  Licenses may be revoked and license renewal applications may be denied for cause. We expect the PCS licenses will be renewed in due course when, at the end of the license period, a renewal application will be filed,

•
A local multipoint distribution system ("LMDS") license which we acquired in 1998 for use of a 150 MHz block of spectrum in the 28 GHz Ka-band for providing wireless services. The LMDS license was renewed in 2008 for an additional 10-year term, following the grant of an extension until June 1, 2012 of the requirement to provide “substantial service” in the service region.  The commercial availability of equipment to illuminate this spectrum remains a challenge, and the prospects for renewal at this time are uncertain.

•	25 MHz cellular licenses for sites located in the Wade Hampton AK-1 portion of CMA315 (A and B blocks) and in the Bethel AK-2 portion of CMA 316 (A block), and
•
Several 25 MHz cellular B licenses are held by our subsidiary Unicom for sites located in the Wade Hampton AK-1 portion of CMA 315 and the Bethel AK-2 portion of CMA 316, and operated by GCICC pursuant to a de facto long-term spectrum lease.

Earth stations are licensed generally for fifteen years. The FCC also issues a single blanket license for a large number of technically identical earth stations (e.g., VSATs). Our operations may require additional licenses in the future.

We are certified through the RCA to provide cable service by Certificates of Public Convenience and Necessity (“CPCN”). These CPCNs are nonexclusive certificates issued for each community.  Although CPCNs have no stated expiration date, they may be revoked due to cause.

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

See “Description of Our Business by Reportable Segment — Consumer — Competition — Voice Services and Products Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks. On November 29, 2011, the FCC published a final rule to restructure and reduce over time originating interstate access charges, along with a proposal to adopt similar reforms applicable to terminating interstate access charges.  We do not anticipate that these changes, which will begin implementation starting in 2012, will have a material impact, except that the reduction of interstate access rates generally will result in a cost savings on access charges to us.  However, the details of implementation in general and between different classes of technology will be addressed over the coming year, and they could affect the economics of some aspects of our business.  We cannot predict at this time the impact of this implementation but we do not expect it to have a material impact on our operations.

Carriers also pay fees for switched wholesale transport services in and out of Alaska. The rates for such services offered by and to any provider were governed by a federal law that was effective through December 31, 2009.  The expiration of the applicable federal law has resulted in a decrease in the rates for services, resulting in a reduction of revenues, which may continue over time.

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

Recurring and non-recurring charges for UNE loops and other UNEs may increase based on the rates adopted in RCA proceedings to establish new Interconnection Agreements or renew existing agreements. These increases could have an adverse effect on our financial position, results of operations or liquidity.

Universal Service. The USF pays Eligible Telecommunications Carriers ("ETC") to support the provision of facilities-based wireline telephone service in high cost areas. Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireline local exchange service in Anchorage, Juneau, Fairbanks, and the MTA study area (which includes the Matanuska-Susitna Valley) and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireline telephone services, and our net cost of providing local telephone services in these areas would be materially adversely affected.

On November 29, 2011, the FCC published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers.  Support for CETC serving areas that generally include Anchorage, Fairbanks, and Juneau will follow national reforms, capping support per provider per service area as of January 1, 2012, and commencing a five-step phase-down on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations will be capped and distributed on a per-line basis until the later of July 1, 2014, or the implementation of a successor funding mechanism. A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by a substantial reduction of USF support.

On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the USAC and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates.  Amongst several other less significant changes the order reduces on an interim basis the support previously available under Tier I through Tier III support mechanisms, requires an annual recertification of all Lifeline subscribers enrolled as of June 1, 2012 to be completed by the end of 2012, adopts a “one per household” rule with “household” defined as an “economic unit,” and requires biennial audits for all ETCs receiving more than $5.0 million annually from Lifeline.

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

Cable System Delivery of Internet Service. The FCC has defined high-speed Internet over cable as an “information service” not subject to local cable franchise fees, as cable service may be, or any explicit requirements for “open access.” The Supreme Court affirmed the FCC’s position in a decision issued in 2005.

Although there is at present no significant federal regulation of cable system delivery of Internet services, proposals previously have been advanced at the FCC and before Congress to require cable operators to provide access to unaffiliated Internet service providers and online service providers and to govern the terms under which content providers and applications are delivered by all broadband network operators.  If such requirements were imposed on cable operators, it could burden the capacity of cable systems and frustrate our plans for providing expanded Internet access services. These access obligations could adversely affect our financial position, results of operations or liquidity.

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

Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators. The RCA, however, does not use the federal formula and instead has adopted its own formula that has been in place since 1987. This formula could be subject to further revisions upon petition to the RCA.  In addition, on April 7, 2011, the FCC adopted an order to rationalize different pole attachment rates among types of services.  The order has no immediate impact on the terms under which we access poles; however, the order is currently subject to petitions for reconsideration.  Though the general purpose of rule changes was to ensure pole attachment rates as low and as uniform as possible, due to the pending reconsideration requests, we cannot predict at this time the outcome of this proceeding.

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

Although the FCC does not regulate the prices charged by Internet service providers or Internet backbone providers, the vast majority of users connect to the Internet over facilities of existing communications carriers. Those communications carriers are subject to varying levels of regulation at both the federal and state level. Thus, non-Internet-specific regulatory decisions exercise a significant influence over the economics of the Internet market.

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

On November 20, 2011, FCC issued rules governing the activities of cable operators and other Internet service providers in connection with the provision of Internet service.  The rules generally prohibit blocking lawful content and prohibiting unreasonable discrimination, outside of reasonable network management, as well as imposing transparency and related disclosure requirements.  We do not believe at this time that these requirements represent significant federal regulation of cable system delivery of Internet services.  In addition, these rules are subject to court appeals.  Further legislative proposals under the banner of “net neutrality,” if adopted, could interfere with our ability to reasonably manage and invest in our broadband network, and could adversely affect the manner and price of providing service.

Wireless Services and Products
General. The FCC regulates the licensing, construction, interconnection, operation, acquisition, and transfer of wireless network systems in the United States pursuant to the Communications Act.  As a licensee of PCS, LMDS, and other wireless services, we are subject to regulation by the FCC, and must comply with certain build-out and other license conditions, as well as with the FCC’s specific regulations governing wireless services, including the PCS and LMDS services (described above). The FCC does not currently regulate rates for services offered by commercial mobile radio service providers.

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

Universal Service. The USF pays ETCs to support the provision of facilities-based wireless telephone service in high cost areas. A wireless carrier may seek ETC status so that it can receive support from the USF. Several wireless carriers, including us, have successfully applied to the RCA for ETC status in Alaska.  Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireless telephone service in Anchorage, Juneau, Fairbanks, and the MTA study area (which includes the Matanuska-Susitna Valley) and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireless telephone services, and our net cost of providing wireless telephone services in these areas would be materially adversely affected.

See “Description of Our Business by Reportable Segment — Regulation — Wireline Voice Services and Products — Universal Service” for more information.

Emergency 911. The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 (“E911”) services that provide to local public safety dispatch agencies the caller’s communications number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location, either by means of network-based or handset-based technologies, within accuracy parameters recently revised by the FCC, to be implemented over a phase-in period.  We are assessing the application of such parameters in Alaska’s relatively low population and rural service areas.  Providers may not demand cost recovery as a condition of providing E911, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments.

State and Local Regulation. While the Communications Act generally preempts state and local governments from regulating the entry of, and the rates charged by, wireless carriers, it also permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation when market conditions fail to adequately protect customers and such service is a replacement for a substantial portion of the telephone wireline exchange service within a state. No state currently has such a petition on file, and all prior efforts have been rejected. In addition, the Communications Act does not expressly preempt the states from regulating the “terms and conditions” of wireless service.

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

Company-Sponsored Research
We have not expended material amounts during the last three fiscal years on company-sponsored research activities.

Geographic Concentration and the Alaska Economy
We offer voice, data and wireless telecommunication services and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. A significant part of the Alaska economy is the state government.  All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues for the State of Alaska. The State of Alaska reported in fiscal 2011 that oil revenues supplied 92% of the State's unrestricted revenues. In fiscal 2012 state economists forecast that Alaska’s oil revenues will supply 92% of the State’s projected unrestricted revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over its life to date has been as high as 2.011 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of 603,000 barrels produced per day in fiscal 2011. The State forecasts the production rate to decline from 574,000 barrels produced per day in fiscal 2012 to 458,000 barrels produced per day in fiscal 2021.

Market prices for North Slope oil averaged $94.49 in fiscal 2011 and are forecasted to average $109.33 in fiscal 2012. The closing price per barrel was $127.34 on March 1, 2012. To the extent that actual oil prices vary materially from the State’s projected prices, the State’s projected revenues and deficits will change. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the State’s revenue forecast.

Should new oil discoveries or developments not materialize or the price of oil become depressed, the long term trend of continued decline in oil production from the Prudhoe Bay area is inevitable with a corresponding adverse impact on the economy of the State, in general, and on demand for telecommunications and cable television services, and, therefore, on us, in particular.  Royal Dutch Shell plc is working with regulators to secure all the required permits to begin drilling for oil in the Chukchi Sea in the summer of 2012.  Periodically there are renewed efforts to allow exploration and development in the Arctic National Wildlife Refuge (“ANWR”). The United States Energy Information Agency has estimated that it could take nine years to begin oil field drilling after approval of ANWR exploration.

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

Deployment of a natural gas pipeline from the State of Alaska’s North Slope to the lower 48 states has been proposed to supplement natural gas supplies. Companies that have been studying the economic viability of a natural gas pipeline, which depends upon the price of and demand for natural gas, have not been able to secure adequate shipping bids to date.  Production of natural gas supplies, whether through a pipeline or other means, continues to be studied by government regulators and the involved parties.

The State of Alaska maintains the Constitutional Budget Reserve Fund (“CBRF”) that is intended to fund budgetary shortfalls. If the State’s current projections are realized and no surpluses are deposited into the CBRF it is projected that the fund would not be depleted before 2021. The date the CBRF is depleted is highly influenced by the price of oil. If the fund is depleted, aggressive state action will be necessary to increase revenues and reduce spending in order to balance the budget. The governor of the State of Alaska and the Alaska legislature continue to evaluate cost cutting and revenue enhancing measures.

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 722,000 people. The State of Alaska’s population is distributed as follows:

•	41% are located in the Municipality of Anchorage,
•	14% are located in the Fairbanks North Star Borough,
•	13% are located in the Matanuska-Susitna Borough,
•	8% are located in the Kenai Peninsula Borough,
•	4% are located in the City and Borough of Juneau, and
•	The remaining 20% are located in other communities across the State of Alaska.

Employees
We employed 1,702 persons as of December 31, 2011, and we are not subject to any collective bargaining agreements with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

Video Services. The cable television industry is subject to extensive regulation at various levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. The law permits certified local franchising authorities to order refunds of rates paid in the previous 12-month period determined to be in excess of the reasonable rates. It is possible that rate reductions or refunds of previously collected fees may be required of us in the future. Currently, pursuant to Alaska law, the basic video rates in Juneau are the only rates in Alaska subject to regulation by the local franchising authority, and the rates in Juneau were reviewed and approved by the RCA in July 2010.

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

Other existing federal regulations, currently the subject of judicial, legislative, and administrative review, could change, in varying degrees, the manner in which video systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry in general, or on our activities and prospects in the cable television business in particular, can be predicted at this time. There can be no assurance that future regulatory actions taken by Congress, the FCC or other federal, state or local government authorities will not have a material adverse effect on our business, financial position, results of operations or liquidity.

Internet Services. Changes in the regulatory environment relating to the Internet access market, including changes in legislation, FCC regulation, judicial action or local regulation that affect communications costs or increase competition from the ILEC or other communications services providers, could adversely affect the prices at which we sell Internet services.

Local Access Services. Our success in the local telephone market depends on our continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are reasonable and that are based on the cost of providing these services. Our local telephone services business faces the risk of unfavorable changes in regulation or legislation or the introduction of new regulations. Our ability to provide service in the local telephone market depends on our negotiation or arbitration with local exchange carriers to allow interconnection to the carrier’s existing local telephone network, to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to UNEs. In some Alaska markets, it also depends on our ability to gain interconnection at economic costs. Future negotiations or arbitration proceedings with respect to new or existing markets could result in a change in our cost of serving these markets via the facilities of the ILEC or via wholesale offerings.

For more information about Regulations affecting our operations, see “Competition” contained in “Item 1 — Business — Regulation.”

Loss of our ETC status would disqualify us for USF support.

The USF pays support to ETCs to support the provision of facilities-based wireline and wireless telephone service in high cost areas. If we were to lose our ETC status in any of the study areas where we are currently an authorized ETC, we would be ineligible to receive USF support for providing service in that area. Loss of our ETC status could have an adverse effect on our business, financial position, results of operations or liquidity.

Revenues and accounts receivable from USF support may be reduced or lost.

We receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 19%, 18%, and 14% of our revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  We had USF net receivables of $69.8 million and $64.3 million at December 31, 2011 and 2010, respectively.  The programs are subject to change by regulatory actions taken by the FCC or legislative actions.  For example, on November 29, 2011, the FCC published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers.  As described further in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” the reform changes reduce our future high cost support revenue. Changes to any of the USF programs that we participate in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on our business, financial position, results of operations or liquidity.

See “Description of Our Business by Reportable Segment — Regulation — Wireline Voice Services and Products — Universal Service” for more information.

We may not be able to satisfy the requirements of our participation in a New Markets Tax Credit program for funding our TERRA-NW project.

In 2011 we entered into an arrangement under the NMTC program with US Bancorp to help fund our TERRA-NW project.  In connection with the NMTC transaction we received proceeds which are restricted for use on TERRA-NW.  The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  We have indemnified US Bancorp for any loss or recapture of its $30.7 million in NMTCs until such time as our obligation to deliver tax benefits is relieved.   Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp and could have an adverse effect on our financial position, results of operations or liquidity.

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

We offer voice, data and wireless communication and video services to customers primarily in Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon natural resource industries, in particular oil production, as well as tourism, and government spending, including substantial amounts for the United States military. Any deterioration in these markets could have an adverse impact on the demand for communication and video services and on our results of operations and financial condition. In addition, the customer base in Alaska is limited. Alaska has a population of approximately 722,000 people, 54% of whom are located in the Anchorage and Matanuska-Susitna Borough region. We have already achieved significant market penetration with respect to our service offerings in Anchorage and in other locations in Alaska.

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

Natural disasters, terrorist attacks or breaches of network or information technology security could have an adverse effect on our business.

Our technical infrastructure (including our communications network infrastructure and ancillary functions supporting our network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. Unanticipated problems at our facilities or with our technical infrastructure, system or equipment failures, hardware or software failures or defects, computer viruses or hacker attacks could affect the quality of our services and cause network service interruptions. Unauthorized access to or use of customer or account information, including credit card or other personal data, could result in harm to our customers and legal actions against us, and could damage our reputation. In addition, earthquakes, floods, fires and other unforeseen natural disasters or events could materially disrupt our business operations or our provision of service in one or more markets. Costs we incur to restore, repair or replace our network or technical infrastructure, as well as costs associated with detecting, monitoring or reducing the incidence of unauthorized use, may be substantial and increase our cost of providing service.  Any failure in or interruption of systems that we or third parties maintain to support ancillary functions, such as billing, point of sale, inventory management, customer care and financial reporting, could materially impact our ability to timely and accurately record, process and report information important to our business. If any of the above events were to occur, we could experience higher churn, reduced revenues and increased costs, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

Our communications facilities include satellite transponders that we use to serve many rural and remote Alaska locations. Each of our C-band and Ku-band satellite transponders is backed up using on-board transponder redundancy.  In the event of a complete spacecraft failure the services are restored using capacity on other spacecraft that are held in reserve.  If a failure of our satellite transponders occurs and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted which could have a material adverse effect on our business, financial position, results of operations or liquidity.

We depend on a limited number of third-party vendors to supply communications equipment. If we do not obtain the necessary communications equipment, we will not be able to meet the needs of our customers.

We depend on a limited number of third-party vendors to supply video, Internet, DLPS, wireless and other telephony-related equipment. If our providers of this equipment are unable to timely supply the equipment necessary to meet our needs or provide them at an acceptable cost, we may not be able to satisfy demand for our services and competitors may fulfill this demand. Due to the unique characteristics of the Alaska communications markets (i.e., remote locations, rural, satellite-served, low density populations, and our leading edge services and products), in many situations we deploy and utilize specialized, advanced technology and equipment that may not have a large market or demand. Our vendors may not succeed in developing sufficient market penetration to sustain continuing production and may fail. Vendor bankruptcy, or acquisition without continuing product support by the acquiring company, may require us to replace technology before its otherwise useful end of life due to lack of on-going vendor support and product development.

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

Our significant debt and capital lease obligations could adversely affect our business and prevent us from fulfilling our obligations under our Senior Notes, Senior Credit Facility, other debt or capital leases.

We have and will continue to have a significant amount of debt and capital lease obligations.  On December 31, 2011, we had total debt of $861.3 million and total capital lease obligations of $125.5 million.  Our high level of debt and capital lease obligations could have important consequences, including the following:

•
Use of a large portion of our cash flow to pay principal and interest on our Senior Notes, Senior Credit Facility, other debt and capital leases, which will reduce the availability of our cash flow to fund working capital, capital expenditures and other business activities;

•	Increase our vulnerability to general adverse economic and industry conditions;
•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	Restrict us from making strategic acquisitions or exploiting business opportunities;
•	Make it more difficult for us to satisfy our obligations with respect to the Senior Notes, Senior Credit Facility, other debt and capital lease obligations;
•	Place us at a competitive disadvantage compared to our competitors that have less debt and capital lease obligations; and
•	Limit, along with the financial and other restrictive covenants in our debt, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends on GCI’s common stock.

We will require a significant amount of cash to service our debt and to meet other obligations. Our ability to generate cash depends on many factors beyond our control. If we are unable to meet our future capital needs it may be necessary for us to curtail, delay or abandon our business growth plans.  If we incur significant additional indebtedness to fund our plans, it could cause a decline in our credit rating and could increase our borrowing costs or limit our ability to raise additional capital.

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

Additionally, new government regulations on the use of a wireless device while driving may affect us through a reduction in usage revenue.  Studies have indicated that using wireless devices while driving may impair a driver’s attention.  Many state and local legislative bodies, including Alaska’s, have passed or proposed legislation to restrict the use of wireless telephones while driving vehicles.  Concerns over safety and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services.  Litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in adverse publicity and further governmental regulation.  Any of these results could have a material adverse effect on our financial position, results of operations or liquidity.

A significant percentage of GCI’s voting securities are owned by a small number of shareholders and these shareholders can control shareholder decisions on very important matters.

As of December 31, 2011, our executive officers and directors and their affiliates owned 10% of GCI’s combined outstanding Class A and Class B common stock, representing 21% of the combined voting power of that stock.  These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to GCI’s Board.

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

Item 3. Legal Proceedings
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time for the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.  In addition we are involved in the following matters:

•
In September 2008, the FCC's Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates. On January 18, 2011 we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and granted us a broad release of claims including those under the False Claims Act.  The $1.6 million contribution, of which $154,000, $661,000 and $741,000 were recognized in selling, general and administrative expense in the income statements in the years ending December 31, 2010, 2009 and 2008, respectively, was paid in January 2011; and

•
In August 2010, a company-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  As of December 31, 2011, all claims paid out have been covered by insurance and were recorded net of these recoveries in our Consolidated Income Statements.  While some of the claims have been resolved, we cannot predict the likelihood or nature of the total remaining claims, including environmental remediation, related to the accident.

Item 4. Mine Safety Disclosures
Not Applicable.

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

Stock Transfer Agent and Registrar
Computershare is GCI’s stock transfer agent and registrar.

Item 6. Selected Financial Data
The following table presents selected historical information relating to financial condition and results of operations over the past five years.

	Years Ended December 31,
	2011	2010	2009	2008	2007
(Amounts in thousands)
Revenues	$679,381	651,250	595,811	575,442	520,311
Income (loss) before income taxes	$13,086	18,443	7,452	(2,295)	25,859
Net income (loss)	$5,601	8,955	3,516	(3,372)	13,697
Net loss attributable to non-controlling interest	$238	-	-	1,503	36
Net income (loss) attributable to GCI, Inc. common stockholder	$5,839	8,955	3,516	(1,869)	13,733
Total assets	$1,447,247	1,350,467	1,417,763	1,335,090	984,233
Long-term debt, including current portion and net of unamortized discount	$861,272	781,717	776,380	716,831	538,398
Obligations under capital leases, including current portion	$86,054	91,165	95,914	100,329	2,851
Total GCI, Inc. stockholder's equity	$157,204	199,213	265,683	258,704	252,955
Dividends declared per common share	$-	-	-	-	-

The Selected Financial Data should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense) ("Cost of Goods Sold"), depreciation, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Part IV of this Form 10-K.

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

As part of an agreement signed in December 2007 with AT&T Mobility, AT&T Mobility has provided to us a large block of wireless network usage at no charge that we use for roaming.  This block of minutes expired in January 2012 and we expect our wireless Cost of Goods Sold to increase $4.8 million to $5.3 million before factoring in the impact of 2012 subscriber growth.  Our future wireless Cost of Goods Sold will depend on several factors including: the impact and timing of our wireless network build-out, the pattern of usage by our wireless subscribers, and negotiated rates with our roaming partners.

As an ETC, we receive support from the USF to support the provision of wireline local access and wireless service in high cost areas. On November 29, 2011, the FCC published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers (“High Cost Order”).  The High Cost Order divided support to Alaska between Urban and Remote areas.  Support for CETCs serving Urban areas that generally include Anchorage, Fairbanks, and Juneau will follow national reforms, capping support per provider per service area as of January 1, 2012, and commencing a five-step phase-down on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations will be capped and distributed on a per-line basis until the later of July 1, 2014, or the implementation of a successor funding mechanism.  A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by a substantial reduction of USF support.

The High Cost Order Remote and Urban program changes decreased our revenue $3.5 million for the year ended December 31, 2011, primarily impacting our Consumer segment.  The High Cost Order Remote and Urban program changes will decrease our 2012 revenue approximately $4.0 million as compared to 2011.  At December 31, 2011, we have $33.1 million and $8.5 million in Remote and Urban high cost accounts receivable, respectively.

In November 2010, Verizon acquired a license for 700 MHz wireless spectrum covering Alaska.  We expect Verizon will build an LTE network in 2012 and subsequently they will be an additional competitor where our markets overlap.  We cannot predict the potential impact this new competition may have on us in the future.

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

				Percentage	Percentage
				Change1	Change1
	Year Ended December 31,			2011	2010
	2011	2010	2009	vs. 2010	vs. 2009

Statements of Operations Data:
Revenues:
Consumer segment	52%	53%	49%	3%	16%
Network Access segment	16%	16%	21%	(2%)	(12%)
Commercial segment	20%	20%	18%	6%	17%
Managed Broadband segment	9%	8%	8%	27%	11%
Regulated Operations segment	3%	3%	4%	(3%)	(5%)
Total revenues	100%	100%	100%	4%	9%
Selling, general and administrative expenses	35%	35%	36%	3%	8%
Depreciation and amortization expense	19%	19%	21%	0%	2%
Operating income	13%	14%	11%	2%	34%
Other expense, net	11%	11%	10%	11%	19%
Income before income taxes	2%	3%	1%	(29%)	147%
Net income	1%	1%	1%	(37%)	155%
Net income attributable to GCI, Inc.	1%	1%	1%	(35%)	155%

1 Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, loss attributable to non-controlling interest and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures. In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Year Ended December 31, 2011 (“2011”) Compared to Year Ended December 31, 2010 (“2010”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 4% from $651.3 million in 2010 to $679.4 million in 2011.  Revenue increases in our Consumer, Commercial and Managed Broadband segments were partially offset by decreased revenue in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 9% from $207.8 million in 2010 to $227.4 million in 2011.  Cost of Goods Sold increased in all of our segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 52% of 2011 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$52,052	57,317	(9%)
Video	118,635	118,475	0%
Data	71,977	61,364	17%
Wireless	109,910	105,742	4%
Total Consumer segment revenue	$352,574	342,898	3%

Consumer segment Cost of Goods Sold represented 49% of 2011 consolidated Cost of Goods Sold.  The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$10,660	12,042	(11%)
Video	53,556	51,246	5%
Data	4,771	3,781	26%
Wireless	41,706	37,412	11%
Total Consumer segment Cost of Goods Sold	$110,693	104,481	6%

Consumer segment Adjusted EBITDA, representing 50% of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Consumer segment Adjusted EBITDA	$110,734	114,716	(3%)

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2011	2010	Change
Voice:
Long-distance subscribers1	79,500	88,200	(10%)
Long-distance minutes carried (in millions)	94.7	106.9	(11%)
Total local access lines in service2	77,600	84,800	(8%)
Local access lines in service on GCI facilities2	72,000	77,400	(7%)
Video:
Basic subscribers3	125,000	130,000	(4%)
Digital programming tier subscribers4	75,600	81,800	(8%)
HD/DVR converter boxes5	89,400	88,100	1%
Homes passed	242,100	238,500	2%
Average monthly gross revenue per subscriber6	$ 77.43	$ 75.83	2%
Data:
Cable modem subscribers7	108,300	105,700	2%
Wireless:
Wireless lines in service8	124,600	124,900	0%
Average monthly gross revenue per subscriber9	$ 68.34	$ 63.96	7%

1 A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
3 A basic subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased.

4 A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets or digital programming tiers purchased. Digital programming tier subscribers are a subset of basic subscribers.

5 A high-definition/digital video recorder ("HD/DVR") converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service.

6 Average monthly consumer video revenues divided by the average of consumer basic subscribers at the beginning and end of each month in the period.

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
9 Average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of each month in the period.

Consumer Segment Revenues
The increase in data revenue is primarily due to a 19% increase in cable modem revenue to $63.4 million due to increased subscribers, rate increases in May and August 2010 and in May 2011 and our subscribers’ selection of plans that offer higher speeds.

As discussed in the General Overview section of this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the FCC published the High Cost Order in November 2011.  The High Cost Order Remote and Urban program changes decreased our Consumer Segment Voice revenue $617,000 for the year ended December 31, 2011, and decreased our Consumer Segment Wireless revenue $2.5 million for the year ended December 31, 2011.  The High Cost Order Remote and Urban program changes will result in decreased Consumer Segment Voice revenue of approximately $1.6 million and decreased Consumer Segment Wireless revenue of approximately $1.7 million for the year ending December 31, 2012.

On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the USAC and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates.  We participate in the Lifeline program and recognized $16.9 million in Consumer Wireless Lifeline program support revenue during the year ended December 31, 2011.  Following are the reforms included in the order that we expect to impact 2012 Consumer Segment Wireless revenue:

•
The order adopted on an interim basis a flat rate of $9.25 to replace the support previously available under Tier I through Tier III support mechanisms.  The replacement support reduces the wireless subscriber per line support $0.75 which we expect will result in a $300,000 reduction in our revenue for the year ending December 31, 2012.  The FCC intends to further investigate whether this support amount is reasonable over the long term in further rulemaking.

•
The order adopted a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012 to be completed by the end of 2012.  We are evaluating this requirement and possible processes and cannot predict whether this new rule will have a material impact on our income statement, financial position or cash flows.

Consumer Segment Cost of Goods Sold
The increase in video Cost of Goods Sold is primarily due to increased channels offered to our subscribers, increased rates paid to programmers and increased costs associated with delivery of digital services offered through our HD/DVR converter boxes.  This increase was partially offset by decreased costs due to a decrease in subscribers.

The wireless Cost of Goods Sold increase is primarily due to increased costs for wireless handset equipment sales and a change in the allocation of network maintenance costs.  The increased wireless handset equipment sale costs are associated with an increased number of premium wireless handsets which have higher costs and an increased number of handsets issued to new customers and those extending their service.  The change in allocation of network maintenance costs resulted in an increase to our Consumer segment and a decrease to our Network Access, Commercial and Managed Broadband segments.

Consumer Segment Adjusted EBITDA
The decrease in Adjusted EBITDA is primarily due to increased Cost of Goods Sold as described above in “Consumer Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Consumer segment due to an increase in the 2010 segment margin upon which the selling, general and administrative expense allocation is based and an increase in consolidated selling, general and administrative expense.  These increases are partially offset by increased revenue as described above in "Consumer Segment Revenues.”

Network Access Segment Overview
Network access segment revenue represented 16% of 2011 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$23,553	29,032	(19%)
Data	62,456	61,494	2%
Wireless	19,447	16,701	16%
Total Network Access segment revenue	$105,456	107,227	(2%)

Network Access segment Cost of Goods Sold represented 13% of 2011 consolidated Cost of Goods Sold.  The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$12,194	15,383	(21%)
Data	15,386	8,234	87%
Wireless	1,164	1,413	(18%)
Total Network Access segment Cost of Goods Sold	$28,744	25,030	15%

Network Access segment Adjusted EBITDA, representing 22% of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):
			Percentage
	2011	2010	Change
Network Access segment Adjusted EBITDA	$50,209	50,259	0%

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Network Access segment follow:
	December 31,		Percentage
	2011	2010	Change
Voice:
Long-distance minutes carried (in millions)	760.5	785.4	(3%)

Data:
Total Internet service provider access lines in service1	1,700	1,700	0%

1 An Internet service provider access line is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to a $5.3 million Cost of Goods Sold classification change.  Prior to 2011 certain Cost of Goods Sold were classified as Network Access segment voice Cost of Goods Sold.  Beginning in 2011 these Cost of Goods Sold were reclassified to data Cost of Goods Sold for a more accurate presentation.

The increase in data Cost of Goods Sold is primarily due to:

•
A $5.3 million Cost of Goods Sold classification change.  Prior to 2011 certain Cost of Goods Sold were classified as Network Access segment voice Cost of Goods Sold.  Beginning in the 2011 these Cost of Goods Sold were reclassified to data Cost of Goods Sold for a more accurate presentation, and

•	$1.8 million in Cost of Goods Sold related to special project work.

Network Access Segment Adjusted EBITDA
The Adjusted EBITDA decrease is primarily due to decreased revenue and increased Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold.”  These changes are partially offset by a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in the 2010 segment margin upon which the selling, general and administrative expense allocation is based.

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

			Percentage
	2011	2010	Change
Voice	$28,712	31,720	(9%)
Video	11,605	11,178	4%
Data	85,961	76,823	12%
Wireless	9,823	8,737	12%
Total Commercial segment revenue	$136,101	128,458	6%

Commercial segment Cost of Goods Sold represented 29% of 2011 consolidated Cost of Goods Sold.  The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$13,083	15,212	(14%)
Video	2,154	2,140	1%
Data	45,475	38,586	18%
Wireless	4,458	3,947	13%
Total Commercial segment Cost of Goods Sold	$65,170	59,885	9%

Commercial segment Adjusted EBITDA, representing 14% of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Commercial segment Adjusted EBITDA	$31,222	30,871	1%

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2011	2010	Change
Voice:
Long-distance subscribers1	8,300	9,100	(9%)
Total local access lines in service2	49,700	48,300	3%
Local access lines in service on GCI facilities	27,300	21,200	29%
Long-distance minutes carried (in millions)	111.8	116.0	(4%)

Data:
Cable modem subscribers3	11,100	10,700	4%

Wireless:
Wireless lines in service4	15,300	13,800	11%

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

Commercial Segment Revenues
The increase in data revenue is primarily due to a $5.1 million or 13% increase in managed services project revenue due to special project work.

Commercial Segment Cost of Goods Sold
The decrease in voice Cost of goods Sold is primarily due to the Intrastate Access Reform Act (“Intrastate Access Reform”) which went into effect July 2011.  Intrastate Access Reform eliminated the ILECs’ ability to bill long distance carriers for certain intrastate line charges.  This decrease was partially offset by the absence of a $1.0 million favorable adjustment for refunds from several vendors in 2010.  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

The increase in data Cost of Goods Sold is primarily due to a $4.7 million or 15% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Commercial Segment Revenues.”

Commercial Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to increased revenue as described above in “Commercial Segment Revenues.”  This increase was partially offset by increased Cost of Goods Sold as described above in “Commercial Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to an increase in consolidated selling, general and administrative expense.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and Adjusted EBITDA represented 9%, 7% and 13% of 2011 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 27% to $63.2 million in 2011 as compared to 2010. The increase is primarily due to increased monthly contract revenue due to increased data network capacity purchased by our ConnectMD® and SchoolAccess® customers and absence of $1.7 million in denied funding from the USAC for one ConnectMD® customer for the funding year July 2008 to June 2009. We received the funding commitment letter, which outlined the denied portion, in the second quarter of 2010.  The denial has been appealed to the FCC and we cannot predict the likelihood of success.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased from $14.0 million in 2010 to $17.0 million in 2011 primarily due to the increase in data network capacity described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA increased 49% to $28.6 million in 2011 primarily due to an increase in revenue as described above in "Managed Broadband Segment Revenues," partially offset by an increase in the Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment.  The increase in selling, general and administrative expense is primarily due to an increase in the consolidated selling, general and administrative expense.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 3%, 2% and 1% of 2011 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

A selected key performance indicator for our Regulated Operations segment follows:

	December 31,		Percentage
	2011	2010	Change
Voice:
Total local access lines in service on GCI facilities1	9,100	10,000	(9%)

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $22.7 million in 2010 to $22.0 million in 2011.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $4.4 million in 2010 to $5.8 million in 2011.  Beginning July 1, 2011, our Regulated Segment began purchasing access to carry its traffic in certain regions from our Network Access Segment.  Prior to this the traffic in these regions was carried on its own network plant.  Under regulatory accounting these intercompany transactions are not eliminated from the consolidated financial statements.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA decreased 55% to $2.8 million in 2011 primarily due to a decrease in revenue, an increase in Cost of Goods Sold as described above in “Regulated Operations Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was recorded in our Regulated Operations segment.  The increase in selling, general and administrative expense is primarily due to non-capitalizable TERRA-SW expenses recorded in 2011.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.7 million to $235.5 million in 2011.  Individually significant items contributing to the increase include:

•	A $1.6 million increase in labor costs,
•	A $1.2 million increase in health benefit costs, and
•	A $1.2 million increase in bad debt expense primarily due to absence of settlements which resulted in the release of credit reserves in the third quarter of 2010.

These increases were partially offset by a $3.8 million decrease in our company-wide success sharing bonus accrual.  The remainder of the increase is comprised of individually insignificant items.

As a percentage of total revenues, selling, general and administrative expenses were 35% in 2011 and 2010.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $372,000 to $125.7 million in 2011.

Other Expense, Net
Other expense, net of other income, increased 11% to $77.6 million in 2011 primarily due to a $9.1 million loss on extinguishment of debt.  On May 23, 2011, GCI, Inc., our wholly owned subsidiary, completed an offering of $325.0 million in aggregate principal amount of 2021 Notes.  We used the net proceeds from this offering to repay and retire all of our outstanding 2014 Notes.  This increase was partially offset by a $2.1 million decrease in interest expense to $68.3 million.  The interest expense decrease is primarily due to the issuance of the 2021 Notes, which have a lower interest rate than the interest rate paid on our 2014 Notes.

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

Income tax expense totaled $7.5 million and $9.5 million in 2011 and 2010, respectively. Our effective income tax rate increased from 51% in 2010 to 57% in 2011.

At December 31, 2011, we have income tax net operating loss carryforwards of $311.3 million that will begin expiring in 2019 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $127.6 million associated with income tax net operating losses that were generated from 1999 to 2011 and that expire from 2019 to 2031, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 45% to 50% in the year ending December 31, 2012, primarily due to the large amount of permanent differences expected in 2012 as compared to our net income before income tax expense.

Year Ended December 31, 2010 (“2010”) Compared to Year Ended December 31, 2009 (“2009”)

Overview of Revenues and Cost of Goods Sold

Total revenues increased 9% from $595.8 million in 2009 to $651.3 million in 2010.  Revenue increases in our Consumer, Commercial and Managed Broadband segments were partially offset by decreased revenue in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 7% from $193.7 million in 2009 to $207.8 million in 2010. Cost of Goods Sold increases in our Consumer, Commercial and Managed Broadband segments were partially offset by decreases in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

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

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2010	2009	Change
Voice:
Long-distance subscribers1	88,200	90,500	(3%)
Long-distance minutes carried (in millions)	106.9	114.7	(7%)
Total local access lines in service2	84,800	84,200	1%
Local access lines in service on GCI facilities2	77,400	75,200	3%
Video:
Basic subscribers3	130,000	130,500	0%
Digital programming tier subscribers4	81,800	79,600	3%
HD/DVR converter boxes5	88,100	81,500	8%
Homes passed	238,500	232,400	3%
Average monthly gross revenue per subscriber6	$75.83	$70.36	8%
Data:
Cable modem subscribers7	105,700	100,200	6%
Wireless:
Wireless lines in service8	124,900	115,100	9%
Average monthly gross revenue per subscriber9	$63.96	$61.54	4%

1 A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
3 A basic subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased.
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

6 Average monthly consumer video revenues divided by the average of consumer basic subscribers at the beginning and end of each month in the period.
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
9 Average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of each month in the period.

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $4.4 million or 54% increase in USAC support. We accrue estimated Rural and Urban high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of local subscribers.  This increase was partially offset by an absence of $674,000 in support in 2009 related to services provided during the year ended December 31, 2008.  In March 2009, the FCC issued an order which provided uncapped support for all lines served by competitive ETCs for tribal lands in Alaska Native regions retroactive to August 2008.  This revenue was for the additional support for the period August to December 2008.

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

The increase in wireless revenue is primarily due to the following:

•
A $19.8 million increase in USAC support to $51.4 million. This increase includes a $16.3 million increase in USF high cost support and a $3.5 million increase in USF low income support. We accrue estimated rural and urban high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate, an increase in the number of wireless subscribers and $1.0 million for amended line count filings for which the revenue recognition criteria was met in the third quarter of 2010.  The increase in USF low income support is due to an increase in the number of wireless subscribers who qualify under this program; and

•	A $7.9 million increase in plan fee revenue to $37.8 million due to an increase in the number of wireless subscribers.

These increases were partially offset by the following:

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

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

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
The decrease in voice revenue is due to decreases in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks. Voice revenue continues to decline as expected due to increased competition in the Network Access business.  The decrease is partially offset by a $3.1 million increase from growth of services sold.

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

Network Access Segment Adjusted EBITDA
The Adjusted EBITDA decrease is primarily due to decreased revenue as described in “Network Access Segment Revenues.”  This decrease is partially offset by decreased Cost of Goods Sold as described in “Network Access Segment Cost of Goods Sold” and a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in the 2009 segment margin upon which the selling, general and administrative expense allocation is based.

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

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

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

Commercial Segment Revenues
The increase in voice revenue is primarily due to the following:

•
A $799,000 or 32% increase in USAC support. We accrue estimated USF Rural and Urban high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of local subscribers, and

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

The increase in data revenue is primarily due to an $11.8 million or 41% increase in managed services project revenue due to special project work.

The increase in wireless revenue is primarily due to the following:

•
A $995,000 or 90% increase in USAC support.  We accrue estimated USF Rural and Urban high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of wireless subscribers; and

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

Commercial Segment Adjusted EBITDA
The Adjusted EBITDA increase was primarily due to increased revenue as described in “Commercial Segment Revenues.” This increase was partially offset by increased Cost of Goods Sold as described in “Commercial Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to an increase in consolidated selling, general and administrative expense.

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

These increases are partially offset by the $1.7 million in denied funding from the USAC for one ConnectMD® customer for the funding year July 2008 to June 2009. We received the funding commitment letter, which outlined the denied portion, in the second quarter of 2010.  This denial is under appeal to the FCC.

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

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA decreased 1% to $19.3 million in 2010 primarily due to an increase in the Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment primarily due to an increase in the consolidated selling, general and administrative expense.  These increases were partially offset by an increase in revenue as described above in "Managed Broadband Segment Revenues."

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 3%, 2% and 3% of 2010 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

The selected key performance indicator for our Regulated Operations segment follows:

	December 31,		Percentage
	2010	2009	Change
Voice:
Total local access lines in service1	10,000	11,100	(10%)

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

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA increased 6% to $6.4 million in 2010.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $16.1 million to $228.8 million in 2010 primarily due to the following:

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

The increases were partially offset by the following:

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

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase.  At December 31, 2011, 2010 and 2009 we had 129,400, 134,400, and 133,900 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary digital video, high-speed data, and telephony customers, not counting additional outlets.  At December 31, 2011, 2010 and 2009 we had 345,900, 350,100, and 343,200 revenue generating units, respectively.

Liquidity and Capital Resources
Our principal sources of current liquidity are cash and cash equivalents.  We believe, but can provide no assurances, that we will be able to meet our current and long-term liquidity, capital requirements and fixed charges through our cash flows from operating activities, existing cash, cash equivalents, credit facilities, and other external financing and equity sources.  Should operating cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities, capital expenditures will likely be reduced, which would likely reduce future revenues.

As discussed in the General Overview section of this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the FCC published the High Cost Order in November 2011.  The program changes will impact our liquidity minimally in 2012 and we are evaluating the impact the program changes will have on our liquidity in later years as the FCC considers successor funding mechanisms.  Additionally, in February 2012 the FCC released reforms to the USF’s Lifeline program.  The reforms included a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012 to be completed by the end of 2012.  We are evaluating this requirement and possible processes and cannot predict whether this new rule will have a material impact on our cash flows.

In January 2010 the U.S. Department of Agriculture’s RUS approved our wholly owned subsidiary, UUI’s application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota. This project, called TERRA-SW, was placed into service in December 2011 and will be able to serve over 9,000 households and over 700 businesses in the 65 covered communities.  The network facility will also be able to serve numerous public/nonprofit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska Native organizations.  The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, is made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act.  The award funds backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.

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

On August 30, 2011, we entered into a financing arrangement under the NMTC program that provided $16.5 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-NW, will connect to the TERRA-SW network and provide a high capacity backbone connection from the served communities to the Internet.

In September 2011, the RCA approved our application for a $5.3 million grant to help fund TERRA-NW.  The grant was increased to $6.3 million in January 2012.  The NMTC arrangement discussed above and this grant award partially fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  We plan to fund an additional $12.7 million for TERRA-NW and begin construction in 2012 and expect to complete the project in 2014 or earlier if possible.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2011 and 2010, are summarized as follows (amounts in thousands):

	2011	2010
Operating activities	$134,434	171,259
Investing activities	(164,193)	(104,722)
Financing activities	25,712	(82,902)
Net decrease in cash and cash equivalents	$(4,047)	(16,365)

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

Our cash expenditures for property and equipment, including construction in progress, totaled $177.2 million and $96.2 million during 2011 and 2010, respectively.  Our capital expenditures increased in 2011 primarily due to our TERRA-SW project.  We recovered a substantial portion of our TERRA-SW capital expenditures through grant funds and loan draws under our TERRA-SW RUS award.  We expect our 2012 expenditures for property and equipment for our core operations, including construction in progress, to total approximately $135.0 million, depending on available opportunities and the amount of cash flow we generate during 2012.

Under our TERRA-SW RUS award, we had total available grant funds of $44.0 million.  We have received $35.1 million in grant funds during the year ended December 31, 2011, leaving $8.9 million remaining grant funds available as of December 31, 2011.  We have a $3.1 million grant fund receivable recorded as of December 31, 2011.  On January 23, 2012, we received an additional $1.1 million under the grant portion of the award.  After consideration of this transaction, we have $7.8 million remaining grant funds available.

In 2011, we received $16.5 million in cash from participating in an NMTC financing transaction.  The cash is restricted for construction of TERRA-NW.

Financing Activities
Net cash provided by financing activities in 2011 consists primarily of proceeds from the issuance of our 2021 Notes and Supplements No. 1 and No. 2 under our Senior Credit Facility, borrowing under the revolving portion of our Senior Credit Facility, borrowing under our TERRA-SW RUS loan and an investment by US Bancorp, a non-controlling interest.  These proceeds were offset by retirement of our 2014 Notes and repayments under the revolving portion of our Senior Credit Facility, payment of debt issuance costs and repurchases of GCI’s common stock.  Proceeds from borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase GCI’s common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
Our Senior Credit Facility, which at December 31, 2011 includes the Supplements No. 1 and No. 2 as discussed above, includes a $50.0 million term loan and a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  The term loan is fully drawn and a total of $60.0 million is outstanding as of December 31, 2011.  Under the revolving portion of the Senior Credit Facility, we have borrowed $10.0 million and have $349,000 of letters of credit outstanding, which leaves $64.7 million available for borrowing as of December 31, 2011.

Available TERRA-SW Borrowings Under RUS
Under our TERRA-SW RUS award, we had total available loan funds of $44.2 million.  We have borrowed $35.2 million in loan funds, leaving $9.0 million remaining loan funds available as of December 31, 2011.  On January 23, 2012, we received an additional $1.1 million under the loan portion of the award.  After consideration of this transaction, we have $7.9 million remaining loan funds available.

Debt Covenants
We are subject to covenants and restrictions set forth in the indentures governing our 2019 and 2021 Notes, Senior Credit Facility, RUS loans, and CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, GCI is currently authorized to make up to $92.9 million of repurchases as of December 31, 2011.  GCI is authorized to increase its stock repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During 2011 we repurchased, on GCI’s behalf, 5.2 million shares of GCI common stock under the stock buyback program at a cost of $52.6 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with certain known contractual obligations as of December 31, 2011 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years

Long-term debt	$864,288	3,241	7,123	66,300	787,624
Interest on long-term debt	518,270	61,545	122,924	119,275	214,526
Capital lease obligations, including interest	125,487	11,732	23,494	23,532	66,729
Operating lease commitments	177,940	25,397	43,112	36,155	73,276
Purchase obligations	40,128	23,628	16,500	-	-
Total contractual obligations	$1,726,113	125,543	213,153	245,262	1,142,155

Long-term debt listed in the table above includes principal payments on our Senior Credit Facility, 2019 and 2021 Notes, Rural Utilities Services debt and CoBank Mortgage note payable.  Interest on the amount outstanding under our Senior Credit Facility is based on variable rates.  We used the current rate paid on the Senior Credit Facility to estimate our future interest payments.  Our 2019 Notes require semi-annual interest payments of $18.3 million through November 2019 and our 2021 Notes require semi-annual interest payments of $11.0 million through June 2021.  Our Rural Utilities Services debt and CoBank Mortgage note payable have fixed interest rates ranging from 2.0% to 6.8%.  For a discussion of our 2019 and 2021 Notes, Senior Credit Facility, Rural Utilities Services debt and CoBank Mortgage note payable see note 6 in the accompanying “Notes to Consolidated Financial Statements.”

Capital lease obligations include our obligation to lease transponder capacity on Galaxy 18.  For a discussion of our capital and operating leases, see note 13 in the accompanying “Notes to Consolidated Financial Statements.”

Purchase obligations include the following:

•	A non-cancelable commitment to purchase wireless equipment of $8.6 million, $7.0 million and $8.1 million during the years ended December 31, 2012, 2013 and 2014, respectively, and
•
Cancelable open purchase orders for goods and services for capital projects and normal operations totaling $15.0 million which are not included in our Consolidated Balance Sheets at December 31, 2011, because the goods had not been received or the services had not been performed at December 31, 2011.

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

New Accounting Standards
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350).”  The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  This pronouncement is effective for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to have a material impact on our income statements, financial position or cash flows.

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

Those policies and estimates considered to be critical for the year ended December 31, 2011 are described below.

Revenue Recognition
The accounting estimates related to revenues from the Remote high cost, rural health and schools and libraries USF programs are dependent on various inputs including our estimate of the statewide support cap, our assessment of the impact of new FCC regulations, the potential outcome of FCC proceedings and the potential outcome of USAC contract reviews.  Some of the inputs are subjective and based on our judgment regarding the outcome of certain variables and are subject to upward or downward adjustment in subsequent periods.  Significant changes to our estimates could result in material changes to the revenues we have recorded and could have a material effect on our financial condition and results of operations.

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

Impairment and Useful Lives of Intangible Assets
We had $292.5 million of indefinite-lived intangible assets at December 31, 2011 consisting of cable certificates of $191.6 million, goodwill of $74.9 million and wireless licenses of $26.0 million.  Our indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances.

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

The direct discounted cash flow, hypothetical build-up, and income approach valuation methods require us to make estimates and assumptions including projected cash flows, discount rate, customer churn, and customer behaviors and attrition.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such impairment charge.  Fair value estimates are made at a specific point in time, based on relevant information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Events and factors that may be out of our control that could affect the estimates include such things as competitive forces, customer behaviors, change in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions.  Our company is operated and managed with two balance sheets, however, our impairment tests must be performed at the reporting unit level, which requires us to allocate one of our balance sheets.  These allocations are subjective and require a significant amount of judgment.  Changes to the assumptions and allocation methodologies could significantly change our estimates.  We may also record impairments in the future if there are changes in long term market conditions, expected future operating results, or laws and regulations that may prevent us from recovering the carrying value of our goodwill, cable certificates, and wireless licenses.

We have allocated all of the goodwill to our reporting units and based on our annual impairment test as of October 31, 2011, the fair value of each reporting unit exceeded the book value by a range between 20% and 1,033%.  The reporting unit that exceeded the book value by 20% passed the goodwill impairment test by $6.7 million, which we believe is a large margin.  We believe none of our reporting units were close to failing step one of the goodwill impairment test.

Based on our annual impairment test as of October 31, 2011, the fair value of our wireless licenses exceeded the book value by 54% and $14.0 million, which we believe is a large margin.  The fair value of our cable certificates exceeded the book value by 4% and $7.4 million as of October 31, 2011.  The fair values of our wireless licenses and cable certificates were negatively affected by the FCC’s issuance of the High Cost Order discussed in the General Overview section of this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as it decreased current and forecasted wireless and local services revenue.  The wireless revenue decreases affected wireless licenses and the local services revenue decreases affected cable certificates as our local customers are mainly serviced using our cable plant.  We believe that none of our indefinite lived intangible assets were close to failing the impairment test, however, as discussed in the General Overview section of this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” further rulemaking to consider successor funding mechanisms is underway at the FCC.  We cannot predict at this time the outcome of this proceeding or its effect on us, but our revenue for providing wireless and local services in these areas would be materially adversely affected by a substantial reduction of USF support.

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

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  We have recorded deferred tax assets of $127.6 million associated with income tax net operating losses that were generated from 1999 to 2011, and that primarily expire from 2019 to 2031, and with charitable contributions that were converted to net operating losses in 2004 to 2007, and that expire in 2024 to 2027, respectively.  Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of $1.9 million associated with alternative minimum tax credits that do not expire.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets.  We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2011 based on management’s belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards will, more likely than not, be sufficient to realize the benefit of these assets over time.  In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under this Agreement bear interest at LIBOR plus 4.0% or less depending upon our Total Leverage Ratio (as defined) for the revolving portion and LIBOR plus 2.5% for the term portion.  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of December 31, 2011, we have borrowed $60.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $600,000 of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives for trading purposes.

Item 8. Consolidated Financial Statements and Supplementary Data
Our consolidated financial statements are filed under this Item, beginning on page 64. Our supplementary data is filed under Item 7, beginning on page 36.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting", our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2011, we maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
In the second quarter of 2010 we identified a material weakness associated with inadequately designed internal controls in our financial reporting process related to the USF high cost program support revenue accrual.  We began remediation in the third quarter of 2010 by strengthening the design and operation of our controls over the preparation and review of the USF high cost program support revenue accrual.  Our remediation efforts continued in 2010 and 2011.  At December 31, 2011, we believe we have the appropriate controls designed and these controls are operating effectively.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
None.

Part III

Items 10, 11, 12, 13 and 14 are omitted per General Instruction I(1)(a) and (b) of Form 10-K.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(1) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Report of Independent Registered Public Accounting Firm	65

Consolidated Balance Sheets, December 31, 2011 and 2010	66

Consolidated Income Statements, years ended December 31, 2011, 2010 and 2009	68

Consolidated Statements of Stockholder’s Equity, years ended December 31, 2011, 2010 and 2009	69

Consolidated Statements of Cash Flows, years ended December 31, 2011, 2010 and 2009	70

Notes to Consolidated Financial Statements	71

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	105

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder
GCI, Inc.

We have audited the accompanying consolidated balance sheets of GCI, Inc. (an Alaska corporation) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GCI, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

(signed) Grant Thornton LLP

Seattle, Washington
March 8, 2012

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2011	2010

Current assets:
Cash and cash equivalents	$27,730	31,777

Receivables	141,827	132,856
Less allowance for doubtful receivables	5,796	9,189
Net receivables	136,031	123,667

Deferred income taxes	15,555	10,145
Prepaid expenses	7,899	5,950
Inventories	7,522	5,804
Other current assets	3,631	3,940
Total current assets	198,368	181,283

Property and equipment in service, net of depreciation	851,705	798,278
Construction in progress	42,918	31,144
Net property and equipment	894,623	829,422

Cable certificates	191,635	191,635
Goodwill	74,883	73,932
Wireless licenses	25,967	25,967
Restricted cash	15,910	-
Other intangible assets, net of amortization	15,835	17,717
Deferred loan and senior notes costs, net of amortization of $2,880 and $6,469 at December 31, 2011 and 2010, respectively	12,812	13,661
Other assets	17,214	16,850
Total other assets	354,256	339,762
Total assets	$1,447,247	1,350,467

See accompanying notes to consolidated financial statements.

		(Continued)

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	December 31,
LIABILITIES AND STOCKHOLDER’S EQUITY	2011	2010

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$8,797	7,652
Accounts payable	41,353	35,589
Deferred revenue	22,003	17,296
Accrued payroll and payroll related obligations	22,126	22,132
Accrued interest	6,680	13,456
Accrued liabilities	11,423	12,557
Subscriber deposits	1,250	1,271
Total current liabilities	113,632	109,953

Long-term debt, net	858,031	779,201
Obligations under capital leases, excluding current maturities	78,605	84,144
Obligation under capital lease due to related party	1,893	1,885
Deferred income taxes	115,296	102,401
Long-term deferred revenue	81,822	49,175
Other liabilities	24,456	24,495
Total liabilities	1,273,735	1,151,254

Commitments and contingencies
Stockholder’s equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares at December 31, 2011 and 2010	206,622	206,622
Paid-in capital	61,841	54,574
Retained deficit	(111,259)	(61,983)
Total GCI, Inc. stockholder’s equity	157,204	199,213
Non-controlling interest	16,308	-
Total stockholder’s equity	173,512	199,213
Total liabilities and stockholder’s equity	$1,447,247	1,350,467

See accompanying notes to consolidated financial statements.

GCI INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Amounts in thousands)	2011	2010	2009
Revenues	$679,381	651,250	595,811
Cost of goods sold (exclusive of depreciation and
amortization shown separately below)	227,399	207,817	193,676
Selling, general and administrative expenses	235,521	228,808	212,671
Depreciation and amortization expense	125,742	126,114	123,362
Operating income	90,719	88,511	66,102

Other income (expense):
Interest expense (including amortization and write-off
of deferred loan fees)	(68,258)	(70,329)	(58,761)
Loss on extinguishment of debt	(9,111)	-	-
Interest and investment income	33	261	111
Other	(297)	-	-
Other expense, net	(77,633)	(70,068)	(58,650)
Income before income tax expense	13,086	18,443	7,452
Income tax expense	7,485	9,488	3,936

Net income	5,601	8,955	3,516
Net loss attributable to non-controlling interest	238	-	-
Net income attributable to GCI, Inc.	$5,839	8,955	3,516

See accompanying notes to consolidated financial statements.

GCI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(amounts in thousands)	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Non-controlling Interest	Total Stockholder's Equity
Balances at January 1, 2009	100	$206,622	$45,468	$6,614	$-	$258,704
Net income	-	-	-	3,516	-	3,516
Distribution to General Communication, Inc.	-	-	-	(234)	-	(234)
Contribution from General Communication, Inc.	-	-	3,697	-	-	3,697
Balances at December 31, 2009	100	206,622	49,165	9,896	-	265,683
Net income	-	-	-	8,955	-	8,955
Distribution to General Communication, Inc.	-	-	-	(80,834)	-	(80,834)
Contribution from General Communication, Inc.	-	-	5,409	-	-	5,409
Balances at December 31, 2010	100	206,622	54,574	(61,983)	-	199,213
Net income	-	-	-	5,839	(238)	5,601
Distribution to General Communication, Inc.	-	-	-	(55,102)	-	(55,102)
Contribution from General Communication, Inc.	-	-	7,267	-	-	7,267
Investment by non-controlling interest	-	-	-	-	16,546	16,546
Other	-	-	-	(13)	-	(13)
Balances at December 31, 2011	100	$206,622	$61,841	$(111,259)	$16,308	$173,512

See accompanying notes to consolidated financial statements.

GCI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Amounts in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$5,601	8,955	3,516
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization expense	125,742	126,114	123,362
Loss on extinguishment of debt	9,111	-	-
Deferred income tax expense	7,485	9,488	3,936
Share-based compensation expense	6,620	6,733	2,804
Other noncash income and expense items	8,579	6,725	14,919
Change in operating assets and liabilities	(28,680)	13,244	(47,618)
Net cash provided by operating activities	134,458	171,259	100,919
Cash flows from investing activities:
Purchases of property and equipment	(177,165)	(96,194)	(120,983)
Grant proceeds	35,060	-	-
Restricted cash	(16,546)	-	-
Insurance proceeds	233	990	-
Purchase of businesses, net of cash received	(352)	(5,545)	(109)
Purchase of marketable securities	-	941	(305)
Proceeds from sale of marketable securities	-	(202)	613
Purchases of other assets and intangible assets	(5,423)	(4,712)	(5,093)
Net cash used in investing activities	(164,193)	(104,722)	(125,877)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(429,626)	(35,974)	(402,710)
Issuance of Senior Notes	325,000	-	421,473
Borrowing on Senior Credit Facility	142,000	30,000	30,000
Net distribution to General Communication, Inc.	(55,102)	(80,834)	(234)
Borrowing of other long-term debt	35,201	6,206	3,884
Investment by non-controlling interest	16,546	-	-
Payment of Senior Notes call premiums	(4,728)	-	-
Payment of debt issuance costs	(3,603)	(2,300)	(9,006)
Net cash provided by (used in) financing activities	25,688	(82,902)	43,407
Net (decrease) increase in cash and cash equivalents	(4,047)	(16,365)	18,449
Cash and cash equivalents at beginning of period	31,777	48,142	29,693
Cash and cash equivalents at end of period	$27,730	31,777	48,142

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

(a)	Business
We offer the following services:
•	Postpaid and prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
•	Cable television services throughout Alaska,
•	Internet access services,
•	Wireless roaming for certain wireless carriers and origination and termination of wireline traffic in Alaska for certain common carriers,
•	Competitive and incumbent local access services throughout Alaska,
•	Long-distance telephone service,
•	Data network services,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,
•	Managed services to certain commercial customers,
•	Sales and service of dedicated communications systems and related equipment, and
•
Lease, service arrangements and maintenance of capacity on our fiber optic cable systems used in the transmission of voice and data services within Alaska and between Alaska and the remaining United States and foreign countries.

(b)	Principles of Consolidation
      The consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries, as well as a variable interest entity (“VIE”) in which we were the primary beneficiary, when on
      August 30, 2011, we provided certain loans and guarantees to Terra GCI Investment Fund, LLC (“TIF”).  We account for non-controlling interests in consolidated subsidiaries for which our ownership is less than 100
      percent.  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.   Intercompany transactions generated between regulated and non-regulated affiliates of our company are not eliminated in consolidation.

(c)	Non-controlling Interest
      Non-controlling interests represent the equity ownership interests in consolidated subsidiaries not owned by us.  Non-controlling interest is adjusted for contributions, distributions, and earnings (loss) attributable to the non-controlling interest partners of the consolidated entities.  Income and loss is allocated to the non-controlling interest based on the respective partnership agreements.

    (d)       Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350).”  The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  This pronouncement is effective for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to have a material impact on our income statements, financial position or cash flows.

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

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

    (e)       Recently Adopted Accounting Pronouncements
ASU 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The adoption of ASU 2009-13 on January 1, 2011, did not have a material impact on our income statements, financial position or cash flows.

Under ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30 “When to Test Goodwill for Impairment.” As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired.  The adoption of ASU 2010-28 on January 1, 2011, did not have a material impact on our income statements, financial position or cash flows.

ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under ASC 805 “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The adoption of ASU 2010-29 on January 1, 2011, did not have a material impact on our income statements, financial position, cash flows or related disclosures.

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

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(g)	Earnings per Common Share
We are a wholly owned subsidiary of GCI and, accordingly, are not required to present earnings per share. Our common stock is not publicly traded.

(h)	Cash Equivalents
Cash equivalents consist of certificates of deposit which have an original maturity of three months or less at the date acquired and are readily convertible into cash.

(i)	Accounts Receivable and Allowance for Doubtful Receivables

      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful receivables is our best estimate of the amount of probable credit losses in our existing accounts receivable. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements and our customers’ compliance with Universal Service Administrative Company ("USAC") rules. We review our allowance for doubtful receivables methodology at least annually.

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

      Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments at inception of the lease. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2011 that management intends to place in service during 2012.

Depreciation is computed using the straight-line method based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:

Asset Category	Asset Lives
Telephony transmission equipment and distribution facilities	5-20 years
Fiber optic cable systems	15-25 years
Cable transmission equipment and distribution facilities	5-30 years
Support equipment and systems	3-20 years
Transportation equipment	5-13 years
Property and equipment under capital leases	12-20 years
Buildings	25 years
Customer premise equipment	2-20 years

GCI INC. AND SUBSIDIARIES
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

(m)	Impairment of Intangibles, Goodwill, and Long-lived Assets
       Cable certificates and wireless license assets are treated as indefinite-lived intangible assets and are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new accounting basis. Impairment testing of our cable certificate and wireless license assets as of
       October 31, 2011 and 2010 used a direct value method.

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

       During the third quarter of 2009, we changed the date of our annual impairment test from the last day of the fiscal year to the last day of the tenth month of the fiscal year for all of our indefinite-lived intangibles.  As we grew, it became increasingly difficult to complete the various impairment analyses in a timely manner, therefore, we believed the change in accounting principle related to the annual testing date was preferable as it provided us additional time to complete the impairment test and report the results of that test in our annual filing on Form 10-K.  We believe that the change to the annual testing date did not delay, accelerate or avoid an impairment charge.  We determined that this change in accounting principle was preferable under the circumstances and it did not result in adjustments to our financial statements when applied retrospectively.  We completed our annual review and no impairment charge was recorded for the years ended December 31, 2011, 2010 or 2009.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Balance at December 31, 2009	$12,514
Liability incurred	1,253
Accretion expense	289
Liability settled	(21)
Balance at December 31, 2010	14,035
Liability incurred	613
Accretion expense	619
Liability settled	(44)
Balance at December 31, 2011	$15,223

       During the years ended December 31, 2011 and 2010 we recorded additional capitalized costs of $613,000 and $1.3 million, respectively, in Property and Equipment in Service, Net of Depreciation.

Certain of our network facilities are on property that requires us to have a permit and the permit contains provisions requiring us to remove our network facilities in the event the permit is not renewed.  We expect to continually renew our permits and therefore cannot estimate any liabilities associated with such agreements.  A remote possibility exists that we would not be able to successfully renew a permit, which could result in us incurring significant expense in complying with restoration or removal provisions.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
•
Cable television service package fees, local access and Internet service plan fees, and data network revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

•
Certain of our wireless services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from wireless service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of wireless handsets and accessories are recognized when title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

•
The majority of our equipment sale transactions involve the sale of communications equipment with no other services involved. Such equipment is subject to standard manufacturer warranties and we do not manufacture any of the equipment we sell. In such instances the customer takes title to the equipment generally upon delivery. We recognize revenue for such transactions when title passes to the customer and the revenue is earned and realizable. On certain occasions we enter into agreements to sell and satisfactorily install or integrate telecommunications equipment for a fixed fee. Customers may have refund rights if the installed equipment does not meet certain performance criteria. We defer revenue recognition until we have received customer acceptance per the contract or agreement, and all other required revenue recognition elements have been achieved. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements,

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

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As an Eligible Telecommunications Carrier ("ETC"), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high cost areas. On November 29, 2011, the FCC published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers (“High Cost Order”).  The High Cost Order divided support to Alaska between Urban and Remote areas.  The High Cost Order was a significant program change that required a reassessment of our high cost support revenue recognition.

Prior to the High Cost Order program changes we accrued Remote and Urban estimated program revenue quarterly based on current line counts, the most current rates paid to us, our assessment of the impact of current FCC regulations, and our assessment of the potential outcome of FCC proceedings. Our estimated accrued revenue is subject to our judgment regarding the outcome of many variables and is subject to upward or downward adjustments in subsequent periods. Our ability to collect our accrued USF support is contingent upon continuation of the USF program and upon our eligibility to participate in that program, which is subject to change by future regulatory, legislative or judicial actions. We adjust revenue and the account receivable in the period the FCC makes a program change or we assess the likelihood that such a change has increased or decreased revenue.

      Remote High Cost Support
The High Cost Order mandates that as of January 1, 2012, Remote high cost support will be based upon the total 2011 support disbursed to all subject Competitive Eligible Telecommunications Carrier (“CETCs”) (“Statewide Support Cap”).  On January 1, 2012, the rates paid in the Remote areas are mandated and frozen by the USF and cannot exceed $250 per line per month on a study area basis.  Line count growth that causes the Statewide Support Cap to be exceeded triggers a pro rata support payment reduction to all subject Alaska CETCs until the support is reduced down to the Statewide Support Cap amount.

The High Cost Order further mandates that on January 1, 2014, a freeze of Remote support will begin and subject CETC’s support payments will be frozen at the monthly average of 2013 annual support.  If a successor funding mechanism is operational on July 1, 2014, a 20% annual phase down will commence decreasing support 20% each annual period until no support is paid starting July 1, 2018.  If a successor funding mechanism is not operational on July 1, 2014, the phase down will not begin and the subject CETCs will continue to receive the monthly average of 2013 annual support until a successor funding mechanism is operational.  A subject CETC may not receive phase down support and support from a successor funding mechanism, one program or the other must be selected.  At this time we cannot predict the likelihood of a successor funding mechanism being operational on July 1, 2014 nor can we predict whether we can or will participate in a successor funding mechanism.

As a result of the High Cost Order program changes for the areas designated Remote by the USF, beginning in the fourth quarter of 2011 we are accruing estimated program revenue based on current line counts and the rates mandated and frozen by the USF, reduced as needed by our estimate of the impact of the Statewide Support Cap.  The Statewide Support Cap is the amount of total high cost support all CETCs in the Remote areas of Alaska may receive.  When determining the estimated program revenue accrual we also consider our assessment of the impact of current FCC regulations and of the potential outcome of FCC proceedings. Our estimated accrued revenue is subject to our judgment regarding the outcome of many variables and is subject to upward or downward adjustment in subsequent periods.

Urban High Cost Support
The High Cost Order mandates that as of January 1, 2012, Urban high cost support payments will be frozen at the monthly average of the subject CETC’s 2011 annual support.  A 20% annual phase down will commence July 1, 2012, decreasing support 20% each annual period until no support is paid starting July 1, 2016.  If a successor funding mechanism is not operational on July 1, 2014, the phase down will stop at 60% and the subject CETCs will continue to receive annual support payments at the 60% level until a successor funding mechanism is operational.  Urban high cost support is no longer dependent upon line counts and line count filings are no longer required.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As a result of the High Cost Order program changes for the areas considered to be Urban by the USF we apply the proportional performance revenue recognition method to account for the impact of the declining payments while our level of service provided and associated costs remain constant.  Included in the calculation are the scheduled Urban high cost support payments from October 2011 through June 2014 net of our Urban accounts receivable balance at September 30, 2011.  An equal amount of this result will be recognized as Urban support revenue each period.  At this time we cannot predict the likelihood of a successor funding mechanism being operational on July 1, 2014; therefore we have not included projected support payments beyond June 2014.

For both Remote and Urban high cost support revenue our ability to collect our accrued USF support is contingent upon continuation of the USF program and upon our eligibility to participate in that program, which is subject to change by future regulatory, legislative or judicial actions.  We adjust revenue and the account receivable in the period the FCC makes a program change or we assess the likelihood that such a change has increased or decreased revenue.  We do not recognize revenue until our ETC status has been approved by the RCA.

(r)	Payments Received from Suppliers
      Our Consumer segment occasionally receives reimbursements for video services costs to promote suppliers’ services, called cooperative advertising arrangements. The supplier payment is classified as a reduction of selling, general and administrative expenses if it reimburses specific, incremental and identifiable costs incurred to resell the suppliers’ services.  If the supplier payment is unspecific, the payment is classified as a reduction to cost of goods sold (exclusive of depreciation and amortization expense) (“Cost of Goods Sold”).  Recognition occurs upon receipt of the payment because collection is not assured.

(s)	Advertising Expense
       We expense advertising costs in the year during which the first advertisement appears. Advertising expenses were $4.2 million, $4.3 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009,
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

Material interest costs incurred during the construction period of non-software capital projects are capitalized.  Interest costs incurred during the development period of a software capital project are capitalized.  Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest cost of $3.7 million, $1.1 million and $548,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(v)	Income Taxes
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

       Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for their future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

(w)	Share-based Payment Arrangements
       We currently use the Black-Scholes-Merton option-pricing model to value stock options granted to employees. We use these values to recognize stock compensation expense for stock options.  Compensation expense is recognized in the financial statements for share-based awards based on the grant date fair value of those awards. Share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. See Note 9, “Stockholder’s Equity” of this Form 10-K for information on the assumptions we used to calculate the fair value of share-based compensation.

       We are required to report the benefits associated with tax deductions in excess of recognized compensation cost as a financing cash flow rather than as an operating cash flow.

(x)	Stock Options Issued for Non-employee Services
       Stock options issued in exchange for non-employee services are accounted for based upon the fair value of the consideration or services received or the fair value of the equity instruments issued using the Black-
       Scholes-Merton method, whichever is more reliably measurable.

       The fair value determined using these principles is charged to operating expense over the shorter of the term for which non-employee services are provided, if stated, or the stock option vesting period.

(y)	Use of Estimates
      The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of Cost of Goods
       Sold, depreciation and the accrual of contingencies and litigation.  Actual results could differ from those estimates.

The accounting estimates related to revenues from the USF high cost Remote area program are dependent on various inputs including our estimate of the Statewide Support Cap, our assessment of the impact of new FCC regulations, and the potential outcome of FCC proceedings.  These inputs are subjective and based on our judgment regarding the outcome of certain variables and are subject to upward or downward adjustment in subsequent periods.  Effective in the fourth quarter of 2011, we changed our high cost support revenue recognition methodology due to the High Cost Order.  See Note 1(q) Revenue Recognition, of this Form 10-K for information.

Effective in the second quarter of 2010, we changed our USF high cost area program support accrual methodology due to a change in our estimate of the current amounts expected to be paid to us.  The effect of this change in estimate was a revenue increase of $4.7 million, a net income increase of $3.1 million, and a basic and diluted net income per share increase of $0.06 for the year ended December 31, 2010.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(z)	Concentrations of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments. At December 31, 2011 and 2010, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments.   At December 31, 2011 and 2010, cash balances were in excess of
      Federal Deposit Insurance Corporation insured limits.

                 We do not have any major customers for the year ended December 31, 2011, see Note 10, “Industry Segment Data” of this Form 10-K.  Our customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska.

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

Additionally, we have provided certain guarantees to U.S. Bancorp Community Development Corporation (“US Bancorp”), our tax credit investor in TIF.  We have guaranteed the delivery of $30.7 million of New Markets Tax Credits (“NMTC”) to US Bancorp, as well as certain loan and management fee payments between our subsidiaries and the VIE, of which we are the primary beneficiary.  In the event that the tax credits are not delivered or certain payments not made, we are obligated to provide prompt and complete payment of these obligations.   Please refer to Note 12, Non-controlling Interest, of this Form 10-K, for more information about our NMTC transaction.

(ac)	Classification of Taxes Collected from Customers
              We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Income
      Statements.  We report a certain surcharge on a gross basis in our consolidated income statements of $5.4 million, $5.2 million and $4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Year ended December 31,	2011	2010	2009
(Increase) decrease in accounts receivable, net	$(16,900)	12,283	(33,555)
(Increase) decrease in prepaid expenses	(1,949)	(1,459)	1,923
(Increase) decrease in inventories	(1,718)	3,461	(2,109)
(Increase) decrease in other current assets	309	1,037	(4,272)
(Increase) decrease in other assets	907	2,663	(10,742)
Increase (decrease) in accounts payable	(1,373)	1,683	(1,889)
Increase (decrease) in deferred revenues	4,707	(4,108)	(787)
Increase (decrease) in accrued payroll and payroll related obligations	(102)	271	(752)
Increase (decrease) in accrued liabilities	(1,733)	2,585	(1,608)
Increase (decrease) in accrued interest	(6,776)	(1,365)	4,597
Increase (decrease) in subscriber deposits	(21)	(278)	287
Increase (decrease) in long-term deferred revenue	(2,413)	(3,167)	763
Increase (decrease) in components of other long-term liabilities	(1,618)	(362)	526
	$(28,680)	13,244	(47,618)

The following items are for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

Net cash paid or received:	2011	2010	2009
Interest paid, net of amounts capitalized	$73,492	71,140	51,161
Income tax refund received	$-	1,163	911

The following items are non-cash investing and financing activities for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Non-cash additions for purchases of property and equipment	$7,233	7,622	4,427
Asset retirement obligation additions to property and equipment	$613	1,253	5,764
Asset retirement obligation reductions to property and equipment for revisions to previous estimates	$294	-	-
Warranty receivable applied to capital lease obligation	$-	-	465
Assets acquired in acquisition	$-	480	6,475

(3)	Receivables and Allowance for Doubtful Receivables

Receivables consist of the following at December 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Trade	$140,533	130,708
Employee	720	722
Other	574	1,426
Total Receivables	$141,827	132,856

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As described in Note 1(q), Revenue Recognition, we receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 19%, 18%, and 14% of our revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  We had USF net receivables of $69.8 million and $64.3 million at December 31, 2011 and 2010, respectively

Changes in the allowance for doubtful receivables during the years ended December 31, 2011, 2010 and 2009 are summarized below (amounts in thousands):
		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2011	$9,189	4,294	(29)	7,658	5,796
December 31, 2010	$7,060	3,085	1,670	2,626	9,189
December 31, 2009	$2,582	3,818	1,734	1,074	7,060

Charged to other accounts during the year ended December 31, 2011, includes a $1.6 million reserve for a customer that participates in the Rural Health Care Division support program that is operated by the USAC.  We provided service to this customer pursuant to a contract from July 2008 to June 2009.  In 2010 we received a funding commitment letter from USAC for the year from July 2008 to June 2009 committing funding for all but $1.7 million of that particular year.  USAC denied funding of $1.7 million based on the timing of customer-owned equipment placed in service in relation to service charges.  In August 2010, we filed with the FCC a request for review of the denial and at December 31, 2011, our appeal was still being reviewed by the FCC.   We recorded a reserve by reducing revenue $1.7 million in the year ended December 31, 2010.  During the second quarter of 2011, we decreased the allowance by $100,000 to true up 2008 and 2009’s funding amounts.  After recording an adjustment in 2011, the allowance related to this customer is $1.6 million at December 31, 2011.

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

(4)	Net Property and Equipment in Service
            Net property and equipment in service consists of the following at December 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Land and buildings	$47,133	36,332
Telephony transmission equipment and distribution facilities	752,083	674,246
Cable transmission equipment and distribution facilities	141,400	128,919
Support equipment and systems	202,785	190,947
Transportation equipment	8,269	9,116
Property and equipment under capital leases	102,972	102,972
Customer premise equipment	134,207	124,655
Fiber optic cable systems	283,997	244,381
	1,672,846	1,511,568
Less accumulated depreciation	796,210	693,645
Less accumulated amortization	24,931	19,645
Net property and equipment in service	$851,705	798,278

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)	Intangible Assets and Goodwill
            As of October 31, 2011, cable certificates, wireless licenses and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2011.  The remaining useful lives of our cable certificates, wireless licenses and goodwill were evaluated as of October 31, 2011 and events and circumstances continue to support an indefinite useful life.

    There are no indicators of impairment of our intangible assets subject to amortization as of December 31, 2011.

    Other Intangible Assets subject to amortization include the following at December 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Software license fees	$30,392	26,403
Customer relationships	4,435	11,034
Right-of-way	783	783
Customer contracts	-	3,538
Other	-	543
	35,610	42,301
Less accumulated amortization	19,775	24,584
Net other intangible assets	$15,835	17,717

Changes in Other Intangible Assets are as follows (amounts in thousands):

Balance at December 31, 2009	$19,561
Asset additions	4,533
Less amortization expense	6,360
Less asset write-off	17
Balance at December 31, 2010	17,717
Asset additions	4,157
Less amortization expense	6,039
Balance at December 31, 2011	$15,835

Goodwill increased $951,000 at December 31, 2011, as compared to December 31, 2010, and $480,000 at December 31, 2010, as compared to December 31, 2009, due to contingent payments to the former shareholders of UUI.

Amortization expense for amortizable intangible assets for the years ended December 31, 2011, 2010 and 2009 follow (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Amortization expense	$6,039	6,360	7,628

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2012	$4,407
2013	3,288
2014	2,428
2015	1,699
2016	269

(6)	Long-Term Debt
            Long-term debt consists of the following at December 31, 2011 and 2010 (amounts in thousands):

	2011	2010
2021 Notes (a)	$325,000	-
2019 Notes (b)	425,000	425,000
2014 Notes (a)	-	320,000
Senior Credit Facility (c)	60,000	20,000
Rural Utility Service ("RUS") debt (d)	52,944	19,844
CoBank Mortgage ("CoBank") note payable (d)	1,344	1,832
Debt	864,288	786,676
Less unamortized discount paid on the 2019 Notes	3,016	3,266
Less unamortized discount paid on the 2014 Notes	-	1,693
Less current portion of long-term debt	3,241	2,516
Long-term debt, net	$858,031	779,201

(a)
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

The 2021 Notes are not redeemable prior to June 1, 2016.  At any time on or after June 1, 2016, the 2021 Notes are redeemable at our option, in whole or in part, on not less than thirty nor more than sixty days’ notice, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest (if any) to the date of redemption:

If redeemed during the twelve month period commencing June 1 of the year indicated:	Redemption Price
2016	103.375%
2017	102.250%
2018	101.125%
2019 and thereafter	100.000%

The 2021 Notes mature on June 1, 2021.  Semi-annual interest payments are payable on June 1 and December 1.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The 2021 Notes are senior unsecured obligations which rank equally in right of payment with our existing and future senior unsecured debt, including our 2019 Notes, and senior in right of payment to all future subordinated indebtedness.

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

On August 15, 2011, we closed an exchange offer pursuant to which it offered new 2021 Notes identical to the original notes except that the new 2021 Notes were registered under the Securities Act.

We paid closing costs totaling $3.6 million in connection with the offering, which were recorded as deferred loan costs and are being amortized over the term of the 2021 Notes. We recorded a $9.1 million Loss on Extinguishment of Debt on our Consolidated Income Statement.  Included in the loss was $2.9 million in unamortized deferred loan costs, $1.5 million for the unamortized portion of the original issue discount and $4.7 million in call premium payments to redeem our 2014 Notes

We were in compliance with all 2021 Notes loan covenants at December 31, 2011.

(b)
We pay interest of 8.63% on notes that are due in 2019 (“2019 Notes”).  The 2019 Notes are senior unsecured obligations which rank equally in right of payment with the existing and future senior unsecured debt, including our 2021 Notes described previously, and senior in right of payment to all future subordinated indebtedness.  The 2019 Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the term of the 2019 Notes using the effective interest method and an effective interest rate of 9.09%.

The 2019 Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices (expressed as percentages of principle amount), plus accrued and unpaid interest (if any) to the date of redemption:

If redeemed during the twelve month period commencing November 15 of the year indicated:	Redemption Price
2014	104.313%
2015	102.875%
2016	101.438%
2017 and thereafter	100.000%

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

We paid closing costs totaling $9.4 million in connection with the offering, which were recorded as deferred loan costs and are being amortized over the term of the 2019 Notes.

We were in compliance with all 2019 Notes loan covenants at December 31, 2011.

(c)
The Senior Credit Facility includes a $50.0 million term loan, including Supplements No. 1 and No. 2 discussed below, and a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  Our term loan is fully drawn.

In June 2011, GCI Holdings, Inc. (“Holdings”), our wholly owned subsidiary, entered into an Add-On Term Loan Supplement No. 1 (“Supplement No. 1”) to our Senior Credit Facility. The Supplement No. 1 provided for an additional $25.0 million term loan with an initial interest rate of the London Interbank Offered Rate (“LIBOR”) plus 2.5%, payable in accordance with the terms of our Senior Credit Facility.  Holdings used $20.0 million of the loan proceeds to pay down outstanding revolving loans under our Senior Credit Facility, thus increasing availability under the revolving portion of our Senior Credit Facility.  The remaining $5.0 million was used for general corporate purposes.

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

The term loan is fully drawn and a total of $60.0 million is outstanding as of December 31, 2011.  Under the revolving portion of the Senior Credit Facility, we have borrowed $10.0 million and have $349,000 of letters of credit outstanding, which leaves $64.7 million available for borrowing as of December 31, 2011.  The Senior Credit Facility will mature on January 29, 2015.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The interest rate on our Senior Credit Facility is LIBOR plus the following Applicable Margin set forth opposite each applicable Total Leverage Ratio below:

Total Leverage Ratio (as defined)	Applicable Margin
≥3.75	4.00%
≥3.25 but <3.75	3.50%
≥2.75 but <3.25	3.00%
<2.75	2.50%

Borrowings under the Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness.  Our Senior Credit Facility Total Leverage Ratio (as defined) may not exceed 5.25 to one; the Senior Leverage Ratio (as defined) may not exceed 3.00 to one; and our Interest Coverage Ratio (as defined) must not be less than 2.50 to one at any time.

The obligations under the Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI Holdings, Inc. and the subsidiary guarantors, and on the stock of GCI Holdings, Inc.

(d)
United Utilities, Inc. (“UUI”) and Unicom, Inc. (“Unicom”), our wholly owned subsidiaries, have entered into various loans with the RUS and CoBank.  The long-term debt is due in monthly installments of principal based on a fixed rate amortization schedule.  The interest rates on the various loans to which this debt relates range from 2.0% to 6.8%.  Through UUI and Unicom, we have $13.5 million available for borrowing for specific capital expenditures under existing borrowing arrangements.  Substantially all of the assets of UUI and Unicom are collateral for the amounts due to RUS and CoBank.

     Maturities of long-term debt as of December 31, 2011 are as follows (amounts in thousands):

Years ending December 31,
2012	$3,241
2013	3,749
2014	3,374
2015	63,260
2016	3,040
2017 and thereafter	787,624
864,288
Less unamortized discount paid on 2019 Notes	3,016
Less current portion of long-term debt	3,241
$858,031

(7)	Income Taxes
            Total income tax expense of $7.5 million, $9.5 million and $3.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, was allocated to income in each year.

Income tax expense consists of the following (amounts in thousands):

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2011	2010	2009
Deferred tax expense:
Federal taxes	$6,344	8,086	3,494
State taxes	1,141	1,402	442
	$7,485	9,488	3,936

Total income tax expense differed from the “expected” income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
“Expected” statutory tax expense	$4,580	6,455	2,608
State income taxes, net of federal expense	1,141	1,129	456
Income tax effect of nondeductible entertainment expenses	737	775	703
Income tax effect of nondeductible lobbying expenses	327	405	380
Income tax effect of nondeductible officer compensation	758	722	761
Other, net	(58)	2	(972)
	$7,485	9,488	3,936

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2011 and 2010 are summarized below (amounts in thousands):

	2011	2010
Current deferred tax assets, net of current deferred tax liability:
Net operating loss carryforwards	$7,796	-
Compensated absences, accrued for financial reporting purposes	2,664	2,115
Workers compensation and self insurance health reserves, principally due to accrual for financial reporting purposes	1,068	810
Accounts receivable, principally due to allowance for doubtful receivables	2,379	3,770
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	131	92
Other	1,517	3,358
Total current deferred tax assets	$15,555	10,145

Long-term deferred tax assets:
Net operating loss carryforwards	$119,762	88,967
Deferred revenue for financial reporting purposes	18,097	19,481
Alternative minimum tax credits	1,895	1,895
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	2,581	2,908
Asset retirement obligations in excess of amounts recognized for tax purposes	6,248	1,885
Share-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	4,394	8,647
Other	469	1,168
Total long-term deferred tax assets	153,446	124,951

Long-term deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	212,234	182,490
Intangible assets	56,508	44,862
Total long-term deferred tax liabilities	268,742	227,352
Net long-term deferred tax liabilities	$115,296	102,401

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2011, we have tax net operating loss carryforwards of $311.3 million that will begin expiring in 2019 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.  Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands):

Years ending December 31,	Federal	State
2019	$17,047	16,474
2020	44,744	43,797
2021	29,614	28,987
2022	14,081	13,788
2023	3,968	3,903
2024	722	-
2025	737	-
2026	150	-
2027	1,010	-
2028	39,879	39,715
2029	48,370	47,558
2031	110,933	109,376
Total tax net operating loss carryforwards	$311,255	303,598

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

We file federal income tax returns in the U.S. and in various state jurisdictions. We are no longer subject to U.S. or state tax examinations by tax authorities for years 2007 and earlier except that  certain U.S. federal income tax returns for years after 1997 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

    We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  We did not have any unrecognized tax benefits as of December 31, 2011, 2010 and
    2009, and accordingly, we did not recognize any interest expense.  Additionally, we recorded no penalties during the years ended December 31, 2011, 2010 and 2009.

We did not record any excess tax benefit generated from stock options exercised during the years ended December 31, 2011, 2010 and 2009, since we are in a net operating loss carryforward position and the income tax deduction will not yet reduce income taxes payable.  The cumulative excess tax benefits generated for stock options exercised that have not been recognized is $3.6 million at December 31, 2011.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2011 and 2010, the fair values of cash and cash equivalents, net receivables, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at December 31, 2011 and 2010 follow (amounts in thousands):

	December 31,		December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$947,326	942,895	872,882	908,286
Other liabilities	106,002	105,173	73,309	72,065

The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair values of our 2021 Notes, 2019 Notes, 2014 Notes, RUS debt, CoBank mortgage note payable, and capital leases are based upon quoted market prices for the same or similar issues or on the current rates offered to us for the same remaining maturities.  The fair value of our Senior Credit Facility is estimated to approximate the carrying value because this instrument is subject to variable interest rates.

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

Fair Value Measurements
Assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 are as follows (amounts in thousands):

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Fair Value Measurement at Reporting Date Using
December 31, 2011 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	1,600	-	-
Total assets at fair value	$1,600	-	-

December 31, 2010 Assets
Deferred compensation plan assets (mutual funds)	1,678	-	-
Total assets at fair value	$1,678	-	-

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

(9)	Stockholders’ Equity

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

       Shared-Based Compensation
       GCI’s Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares of GCI Class A common stock are issued when stock option agreements are exercised or restricted stock awards are granted.  We have 4.0 million shares available for grant under the Stock Option Plan at December 31, 2011.

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

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following table shows our assumptions used to compute the share-based compensation expense for stock options granted during the years ended December 31, 2011, 2010 and 2009:

	2011	1	2010	2009
Expected term (years)	N/A		5.0 – 6.5	5.2 – 6.8
Volatility	N/A		52.6% – 55.8%	53.6% – 59.1%
Risk-free interest rate	N/A		2.0% – 2.9%	1.7% – 3.2%

(1) No options were granted during the year ended December 31, 2011.

     We estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data.  We review our forfeiture estimates annually and adjust our share-based compensation expense in the period our estimate changes.

    A summary of option activity under the Stock Option Plan as of December 31, 2011 and changes during the year then ended is presented below (share amounts in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2011	1,249	$7.08
Exercised	(162)	$5.83
Outstanding at December 31, 2011	1,087	$7.27	3.6 years	$2,830
Exercisable at December 31, 2011	845	$7.68	2.4 years	$1,871

     The weighted average grant date fair value of options granted during the years ended December 31, 2010 and 2009 was $2.84 per share and $3.49 per share, respectively.  There were no options granted during the year ended
     December 31, 2011.  The total fair value of options vesting during the years ended December 31, 2011, 2010 and 2009, was $379,000, $377,000 and $110,000, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the years ended December 31, 2011, 2010 and 2009, were $287,000, $511,000 and $120,000, respectively. We received $947,000, $659,000 and $423,000 in cash from stock option exercises in the years ended December 31, 2011, 2010 and 2009, respectively.

    A summary of nonvested restricted stock award activity under the Stock Option Plan for the year ended December 31, 2011, follows (share amounts in thousands):

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2011	2,196	$5.29
Granted	460	$12.08
Vested	(1,080)	$5.84
Forfeited	(15)	$6.91
Nonvested at December 31, 2011	1,561	$6.90

    The following is a summary of our share-based compensation expense for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Employee share-based compensation expense	$7,243	5,385	5,709
Expense reversal for performance based options and awards not expected to vest	-	-	(2,134)
Adjustment to fair value of liability classified awards	(623)	1,348	(771)
Total share-based compensation expense	$6,620	6,733	2,804

    Share-based compensation expense is classified as Selling, General and Administrative Expense in our consolidated Income Statement.  Unrecognized share-based compensation expense was $5.2 million relating to 1.6 million restricted stock awards and $343,000 relating to 242,000 unvested stock options as of December 31, 2011.  We expect to recognize share-based compensation expense over a weighted average period of 0.9 years for stock options and 1.1 years for restricted stock awards.

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

    In accordance with the terms of the Restricted Stock agreement, one-half of the Restricted Stock received in exchange for eligible options vested on December 20, 2011 with the remainder vesting on February 28, 2012. The number of shares of Restricted Stock that were offered in exchange for each eligible option was equal to the lesser of (i) a number of shares of Restricted Stock having a fair value equal to 100% of the fair value of the eligible options exchanged for shares of Restricted Stock, or (ii) a number of shares of Restricted Stock equal to 40% of the number of shares issuable pursuant to the eligible options surrendered.

    The exchange of stock options for Restricted Stock was treated as a modification of the stock options.  The remaining unamortized stock compensation expense related to the original options will continue to be amortized over the vesting period of the Restricted Stock.  The compensation expense for the incremental difference between the fair value of the Restricted Stock and the fair value of the original options on the date of modification, reflecting the current facts and circumstances on the modification date, will be amortized over the vesting period of the Restricted Stock.  The incremental share-based compensation expense related to the modification, net of estimated forfeitures, is $940,000, of which $378,000, $378,000 and $122,000 was expensed in the years ending December 31, 2011, 2010 and 2009, respectively.  We used a lattice model to value the options exchanged for Restricted Stock for purposes of determining our incremental share-based compensation expense.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Employee Stock Purchase Plan
       In 1986, GCI adopted an Employee Stock Purchase Plan (“GCI 401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The GCI 401(k) Plan provides for acquisition of GCI’s Class A common stock at market value as well as various mutual funds. The GCI 401(k) Plan permits each employee who has completed one year of service to elect to participate. Eligible employees could elect to reduce their compensation by up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $16,500 during the year ended December 31, 2011.  Contributions may be made on either a pretax or Roth basis.

Eligible employees were allowed to make catch-up contributions of no more than $5,500 during the year ended December 31, 2011 and will be able to make such contributions limited to $5,500 during the year ended December 31, 2012. We do not match employee catch-up contributions.

We may match up to 100% of employee salary reductions in any amount, decided by GCI’s Board of Directors each year, but not more than 10 percent of any one employee’s compensation will be matched in any year. Matching contributions vest over the initial six years of employment. For the years ended December 31, 2011 and 2010, the combination of employee and matching contributions (pre-tax contributions and Roth basis) could not exceed the lesser of 100 percent of an employee’s compensation or $33,000 excluding catch-up contributions. For the year ended December 31, 2009, the combination of pre-tax contributions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $49,000 excluding catch-up contributions.

Employee contributions receive up to 100% matching and employees self-direct their matching investment. Our matching contributions allocated to participant accounts totaled $7.1 million, $6.9 million and $6.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  We used cash to fund all of our employer-matching contributions during the years ended December 31, 2011, 2010 and 2009.

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

       Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the years ended December 31, 2011, 2010 and
       2009, are allocated to our segments using segment margin for the years ended December 31, 2010, 2009 and 2008, respectively.  Bad debt expense for the years ended December 31, 2011, 2010 and 2009, is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, loss attributed to non-controlling interest, and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-K.  Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the years ended December 31, 2011 2010 and 2009 follows (amounts in thousands):

	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2011
Revenues:
Intersegment	$-	-	5,710	-	607	6,317
External	352,574	105,456	136,101	63,248	22,002	679,381
Total revenues	352,574	105,456	141,811	63,248	22,609	685,698
Cost of Goods Sold:
Intersegment	-	600	2,283	-	561	3,444
External	110,693	28,744	65,170	17,021	5,771	227,399
Total Cost of Goods Sold	110,693	29,344	67,453	17,021	6,332	230,843
Contribution:
Intersegment	-	(600)	3,427	-	46	2,873
External	241,881	76,712	70,931	46,227	16,231	451,982
Total contribution	241,881	76,112	74,358	46,227	16,277	454,855
Less SG&A	134,951	27,837	41,085	18,246	13,402	235,521
Plus share-based compensation	3,457	1,214	1,276	657	16	6,620
Plus loss attributable to non-controlling interest	-	-	-	238	-	238
Less loss attributable to equity investment	-	-	-	(297)	-	(297)
Plus accretion	347	120	100	52	-	619
Adjusted EBITDA	$110,734	50,209	31,222	28,631	2,845	223,641

2010
Revenues:
Intersegment	$-	-	5,442	-	176	5,618
External	342,898	107,227	128,458	49,962	22,705	651,250
Total revenues	342,898	107,227	133,900	49,962	22,881	656,868
Cost of Goods Sold:
Intersegment	-	600	2,515	-	176	3,291
External	104,481	25,030	59,885	14,012	4,409	207,817
Total Cost of Goods Sold	104,481	25,630	62,400	14,012	4,585	211,108
Contribution:
Intersegment	-	(600)	2,927	-	-	2,327
External	238,417	82,197	68,573	35,950	18,296	443,433
Total contribution	238,417	81,597	71,500	35,950	18,296	445,760
Less SG&A	127,130	33,566	38,838	17,338	11,936	228,808
Plus share-based compensation	3,361	1,598	1,117	651	6	6,733
Plus non-cash contribution expense	(81)	(41)	(24)	(14)	-	(160)
Plus accretion	149	71	43	26	-	289
Adjusted EBITDA	$114,716	50,259	30,871	19,275	6,366	221,487

2009
Revenues:
Intersegment	$-	419	5,729	-	192	6,340
External	294,925	122,072	110,135	44,875	23,804	595,811
Total revenues	294,925	122,491	115,864	44,875	23,996	602,151
Cost of Goods Sold:
Intersegment	419	600	2,694	-	192	3,905
External	96,894	27,253	52,245	11,135	6,149	193,676
Total Cost of Goods Sold	97,313	27,853	54,939	11,135	6,341	197,581
Contribution:
Intersegment	(419)	(181)	3,035	-	-	2,435
External	198,031	94,819	57,890	33,740	17,655	402,135
Total contribution	197,612	94,638	60,925	33,740	17,655	404,570
Less SG&A	112,883	38,348	35,363	14,450	11,627	212,671
Plus share-based ompensation	1,145	891	549	219	-	2,804
Plus non-cash contribution expense	294	201	98	47	-	640
Adjusted EBITDA	$86,587	57,563	23,174	19,556	6,028	192,908

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

   A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

Years Ended December 31,	2011	2010	2009
Reportable segment revenues	$685,698	656,868	602,151
Less intersegment revenues eliminated in consolidation	6,317	5,618	6,340
Consolidated revenues	$679,381	651,250	595,811

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

Years Ended December 31,	2011	2010	2009
Reportable segment Adjusted EBITDA	$223,641	221,487	192,908
Less depreciation and amortization expense	(125,742)	(126,114)	(123,362)
Less share-based compensation expense	(6,620)	(6,733)	(2,804)
Plus (less) non-cash contribution expense	-	160	(640)
Less net loss attributable to non-controlling interest	(238)	-	-
Plus net loss attributable to equity investment	297	-	-
Less accretion expense	(619)	(289)	-
Consolidated operating income	90,719	88,511	66,102
Less other expense, net	(77,633)	(70,068)	(58,650)
Consolidated income before income tax expense	$13,086	18,443	7,452

Assets at December 31, 2011, 2010 and 2009, and capital expenditures for the years ended December 31, 2011, 2010 and 2009 are not allocated to reportable segments as our Chief Operating Decision Maker does not review a balance sheet or capital expenditures by segment to make decisions about resource allocations or to evaluate segment performance.

We did not have any major customers for the years ended December 31, 2011 and 2010. We earned revenues included in the Network Access segment from a major customer for the year ended December 31, 2009, net of discounts, of $64.5 million. As a percentage of total revenues, our major customer’s revenues totaled 11% for the year ended December 31, 2009.

(11)	Related Party Transactions
We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President and CEO for property occupied by us. The leased asset was capitalized in 1991 at the owner’s cost of $900,000 and the related obligation was recorded.  The lease agreement was amended in April 2008 and our existing capital lease asset and liability increased $1.3 million to record the extension of this capital lease. The amended lease terminates on September 30, 2026.

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

(12)	Non-controlling Interest
    On August 30, 2011, we entered into an arrangement under the NMTC program with US Bancorp to help fund a $34.5 million project to extend terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-Northwest (“TERRA-NW”), will connect to the TERRA-SW network and provide a high capacity backbone connection from the served communities to the Internet.  Please refer to Note 13, Commitments and Contingencies, for more information about TERRA-SW.  The NMTC program was provided for in the Community
    Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

    In connection with the NMTC transaction we loaned $58.3 million to TIF, a special purpose entity created to effect the financing arrangement, at 1% interest due August 30, 2041.  Simultaneously, US Bancorp invested $22.4 million in TIF, and as such, is entitled to substantially all of the benefits derived from the NMTCs. TIF then contributed US Bancorp’s contribution and the loan proceeds to certain CDEs.  The CDEs, in turn, loaned the $76.8 million in funds less payment of placement fees, at interest rates varying from 1% to 3.96%, to Unicom, our wholly owned subsidiary, as partial financing for TERRA-NW.  The loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $15.9 million held by Unicom at December 31, 2011, is included in our Consolidated Balance Sheet.  We plan to begin construction on TERRA-NW in
    2012 and expect to complete the project in 2014 or earlier if possible.

    This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase US Bancorp’s interest in TIF. We believe that US Bancorp will exercise the put option in August 2018 at the end of the compliance period.  The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have indemnified US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of December 31, 2011.  The value attributed to the put/call is nominal.

    We have determined that TIF is a VIE.  The consolidated financial statements of TIF include the CDEs discussed above.  The ongoing activities of the VIE – collecting and remitting interest and fees and NMTC compliance –
    were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to US Bancorp; US Bancorp’s lack of a material interest in the underlying economics of the project; and the fact that we are obligated to absorb losses of the VIE.  We concluded that we are the primary beneficiary and consolidated the VIE in accordance with the accounting standard for consolidation.

    US Bancorp’s contribution, net of syndication fees and other direct costs incurred in structuring the arrangement, is included in Non-controlling Interest on the Consolidated Balance Sheet.  Incremental costs to maintain the structure during the compliance period are recognized as incurred to selling, general and administrative expense.

The following table summarizes the impact of the VIE consolidated as of December 31, 2011 (amounts in thousands):

Assets		Equity
Carrying Value	Classification	Carrying Value	Classification
$15,910	Restricted cash	$16,308	Non-controlling interest
711	Construction in progress	313	Retained earnings attributable to GCI, Inc. common stockholders
$16,621		$16,621

(13)	Commitments and Contingencies

Operating Leases as Lessee
We lease business offices, have entered into site lease agreements and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements.  Many of our leases are for multiple years and contain renewal options.  Rental costs under such arrangements amounted to $36.3 million, $31.0 million and $29.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Capital Leases as Lessee
We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President and CEO for property occupied by us as further described in Note 11, Related Party Transactions.

In 2006, through our subsidiary GCI Communication Corp., we entered into a capital lease agreement for transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft that successfully launched  in 2008. We are also leasing capacity on the Horizons 1 satellite, which is owned jointly by Intelsat and JSAT International, Inc.  The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years.  The present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, was $98.6 million.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of future minimum lease payments follows (amounts in thousands):

Years ending December 31:	Operating	Capital
2012	$25,397	11,732
2013	22,590	11,742
2014	20,522	11,752
2015	19,413	11,761
2016	16,742	11,771
2017 and thereafter	73,276	66,729
Total minimum lease payments	$177,940	125,487
Less amount representing interest		39,433
Less current maturity of obligations under capital leases		5,556
Long-term obligations under capital leases, excluding current maturity		$80,498

The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets.  Several of our leases include renewal options, escalation clauses and immaterial amounts of contingent rent expense.  We expect that in the normal course of business leases that expire will be renewed or replaced by leases on other properties.

Operating Leases as Lessor and IRU Revenue
We enter into lease or service arrangements for IRU capacity on our fiber optic cable systems with third parties and for many of these leases or service arrangements, we received up-front cash payments.  We have $45.8 million and $50.1 million in deferred revenue at December 31, 2011 and 2010 respectively, representing cash received from customers for which we will recognize revenue in the future.  The arrangements under these operating lease or service arrangements expire on various dates through 2029.  The revenue will be recognized over the term of the agreements.

A summary of minimum future lease or service arrangement cash receipts including IRUs and the provision of certain other service are as follows (amounts in thousands):

Years ending December 31,
2012	$6,932
2013	6,833
2014	6,235
2015	5,008
2016	4,948
2017 and thereafter	31,995
Total minimum future service revenues	$61,951

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost of assets that are leased to customers is $258.6 million and $256.2 million as of December 31, 2011 and 2010, respectively.  The carrying value of assets leased to customers is $153.1 million and $159.4 million as of December 31, 2011 and 2010, respectively.

Equipment Purchase Obligations
We have a non-cancelable agreement to purchase wireless equipment of $8.6 million, $7.0 million and $8.1 million during the years ending December 31, 2012, 2013 and 2014, respectively.

Guaranteed Service Levels
Certain customers have guaranteed levels of service with varying terms. In the event we are unable to provide the minimum service levels we may incur penalties or issue credits to customers.

Self-Insurance
Through December 31, 2011, we were self-insured for losses and liabilities related primarily to health and welfare claims up to $500,000 per incident and $2.0 million per year per beneficiary above which third party insurance applied.  These limits will remain the same for 2012.  A reserve of $1.6 million was recorded at December 31, 2011 and 2010, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims.  We are self-insured up to $500,000 per incident for losses and liabilities related to workers’ compensation claims in Alaska and have an insurance policy for any losses in excess of $500,000 per incident.  A reserve of $1.9 million and $1.8 million was recorded at December 31, 2011 and 2010, respectively, to cover estimated reported losses and estimated expenses for open and active claims.  $1.1 million and $1.3 million was included in this reserve for the year ended December 31, 2011 and 2010, respectively, for the GCI-owned aircraft accident further discussed below.  Actual losses will vary from the recorded reserves.  While we use what we believe are pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

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

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty we do not expect, at this time, that the resolution of them will have a material adverse effect on our financial position, results of operations or liquidity.  In addition we are involved in the following matters:

•
In September 2008, the FCC's Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates. On January 18, 2011 we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and granted us a broad release of claims including those under the False Claims Act.  The $1.6 million contribution, of which $154,000, $661,000 and $741,000 were recognized in selling, general and administrative expense in the income statements in the years ending December 31, 2010, 2009 and 2008, respectively, was paid in January 2011; and

•
In August 2010, a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  As of December 31, 2011, all claims paid out have been covered by insurance and were recorded net of these recoveries in our Consolidated Income Statements.  While some of the claims have been resolved, we cannot predict the likelihood or nature of the total remaining claims, including environmental remediation, related to the accident.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Universal Service
As an ETC, we receive support from the USF to support the provision of wireline local access and wireless service in high cost areas.  On November 29, 2011, the FCC published the High Cost Order which divided support to Alaska between Urban and Remote areas.  Support for CETCs serving Urban areas that generally include Anchorage, Fairbanks, and Juneau will follow national reforms, capping support per provider per service area as of January 1, 2012, and commencing a five-step phase-down on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations will be capped and distributed on a per-line basis until the later of July 1, 2014, or the implementation of a successor funding mechanism.  A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by a substantial reduction of USF support.

Cable Service Rate Reregulation
Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system’s subscribers request such regulation by filing a petition with the RCA. At December 31, 2011, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. The Juneau system serves 7% of our total basic service subscribers at December 31, 2011.

Code Division Multiple Access (“CDMA”) Network Expansion
During 2007 we signed an agreement with a customer to build-out our CDMA network with various milestones through 2012 to provide expanded roaming area coverage.  If we fail to meet the schedule, the customer has the right to terminate the agreement and we may be required to pay up to $16.0 million as liquidated damages.  We expect to meet the deadlines imposed by the build-out schedule and therefore expect our expenditures to result in an expansion of our wireless facilities rather than payment of the liquidated damages.

TERRA-Southwest
In January 2010 the RUS approved our wholly owned subsidiary, UUI’s, application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota.  UUI began construction on TERRA-SW in 2010 and began offering service on this new facility on December 30, 2011.  TERRA-SW is now able to serve over 9,000 households and over 700 businesses in the 65 covered communities, as well as numerous public/non-profit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska Native organizations.

TERRA-Northwest
In August 2011, we entered into a financing arrangement under the NMTC program that provided $16.5 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-NW, will connect to the TERRA-SW network and provide a high capacity backbone connection from the served communities to the Internet.

GCI INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In September 2011 the RCA approved our application for a $5.3 million grant to help fund TERRA-NW.  The grant was increased to $6.3 million in January 2012.  The NMTC arrangement discussed above and this grant award partially fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  As a requirement of the funding contracts, we have guaranteed completion of the first phase of the project by December 31, 2012, and completion of the second phase by December 31, 2014.  We plan to fund an additional $12.7 million for TERRA-NW and begin construction in 2012 and expect to complete the project in 2014 or earlier if possible.

(14)	Selected Quarterly Financial Data (Unaudited)

            The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 (amounts in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Total revenues	$164,777	168,089	177,703	168,812
Operating income	$20,408	22,446	31,884	15,981
Net income (loss) attributable to GCI, Inc.	$1,485	(1,957)	7,210	(899)

2010
Total revenues	$152,419	162,326	171,509	164,996
Operating income	$19,129	25,048	30,203	14,131
Net income (loss) attributable to GCI, Inc.	$1,674	1,930	7,583	(2,232)

            During the fourth quarter of 2011, the FCC published its High Cost Order (please refer to Note 1(t), Revenue Recognition, for more information.)  The High Cost Order program changes decreased our revenue for the fourth quarter $3.5 million.

(15)	Subsequent Event
On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the USAC and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates.  We participate in the Lifeline program and recognized $17.2 million in Lifeline program support revenue during the year ended December 31, 2011.  Following are the significant reforms included in the order:

•
The order adopted on an interim basis a flat rate of $9.25 to replace the support previously available under Tier I through Tier III support mechanisms.  The replacement support reduces the wireless subscriber per line support $0.75 which we expect will result in a $300,000 reduction in our revenue for the year ended December 31, 2012.  The FCC intends to further investigate whether this support amount is reasonable over the long term in the further rulemaking.

•
The order adopted a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012 to be completed by the end of 2012.  We are evaluating this requirement and possible processes and cannot predict whether this new rule will have a material impact on our income statement, financial position or cash flows.

•
The order adopted a “one per household” rule with “household” defined as an “economic unit.”  We do not expect this new rule to have a material impact on our income statement, financial position or cash flows.

•
The order adopted a requirement for biennial audits for all ETCs receiving more than $5.0 million annually from Lifeline.  This reform applies to us and will require us to hire an independent audit firm to assess our overall compliance with the program’s requirements.

The order adopted several other reforms but they are expected to have an insignificant or no impact on our income statement, financial position or cash flows.

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

10.176	Stock Purchase Agreement between General Communication, Inc. and Arctic Slope Regional Corporation, an Alaska corporation, dated as of October 21, 2010 (48)
10.177	Description of Incentive Compensation Guidelines for Named Executive Officers (49)
10.178	Amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 25, 2005 (55)
10.179
First amendment to the amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of December 27, 2010 (55)

10.180
Tenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated September 24, 2010 # (55)

10.181
Eleventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated September 23, 2010 # (55)

10.182
Twelfth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated November 5, 2010 # (55)

10.183
Reorganization Agreement among General Communication, Inc., Alaska DigiTel, LLC, The Members of Alaska DigiTel, LLC, AKD Holdings, LLC and The Members of Denali PCS, LLC dated as of June 16, 2006 (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) (55)

10.184
Second Amended and Restated Operating Agreement of Alaska DigiTel, LLC dated as of January 1, 2007 (We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) (55)

10.185	Amendment No. 2 to the Amended and Restated 1986 Stock Option Plan of General Communication, Inc. (50)
10.186	Amendment No. 3 to the Amended and Restated 1986 Stock Option Plan of General Communication, Inc. (55)
10.187
Amended Memorandum of Understanding dated effective as of January  26, 2006 setting forth the principal terms and conditions of transactions proposed to be consummated among Alaska DigiTel, LLC, an Alaska limited liability company, all of the members of Denali PCS, LLC, an Alaska limited liability company, and General Communication, Inc., an Alaska corporation (55)

10.188	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and the United States of America dated as of June 1, 2010 # (55)
10.189	Add-on Term Loan Supplement No. 1 (51)
10.190	Second Amended and Restated Aircraft Lease Agreement between GCI Communication Corp., an Alaska corporation and 560 Company, Inc., an Alaska corporation, dated May 9, 2011 (52)
10.191	Add-on Term Loan Supplement No. 2 (53)
10.192
Credit Agreement dated August 30, 2011 by and between Unicom, Inc. as borrower and Northern Development Fund VIII, LLC as Lender and Travois New Markets Project CDE X, LLC as Lender and Waveland Sub CDE XVI, LLC as Lender and Alaska Growth Capital Bidco, Inc. as Disbursing Agent (54)

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
101
The following materials from GCI, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Stockholder's Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

#
CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the SEC.  Each omitted Confidential Portion is marked by three asterisks.

*	Filed herewith.

Exhibit Reference	Description
1	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1990
2	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1991
3	Incorporated by reference to GCI’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
4	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1989.
5	Incorporated by reference to GCI’s Current Report on Form 8-K dated June 4, 1993.
6	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1993.
7	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1995.
8	Incorporated by reference to GCI’s Form S-4 Registration Statement dated October 4, 1996.
9	Incorporated by reference to GCI’s Current Report on Form 8-K dated November 13, 1996.
10	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1996.
11	Incorporated by reference to GCI’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
12	Incorporated by reference to GCI’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
13	Incorporated by reference to GCI’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
14	Incorporated by reference to GCI’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
15	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
16	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
17	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
18	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
19	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
20	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
21	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
22	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
23	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
24	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
25	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
28	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
29	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.
30	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
32	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 19, 2007.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
34	Incorporated by reference to The Company’s Form S-8 filed with the SEC on July 27, 2007.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008.
38	Incorporated by reference to the Company's Report on Form 8-K for the period May 2, 2008 filed May 8, 2008.
39	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
40	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
41	Incorporated by reference to The Company's Report on Form 8-K for the period September 19, 2008 filed on September 22, 2008.
42	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
43	Incorporated by reference to The Company's Report on Form 8-K for the period December 31, 2008 filed January 6, 2009.
44	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
45	Incorporated by reference to The Company's Report on Form 8-K for the period January 29, 2010 filed February 3, 2010.
46	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed March 12, 2010.
47	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed August 5, 2010.
48	Incorporated by reference to The Company's Report on Form 8-K for the period October 21, 2010 filed October 27, 2010.
49	Incorporated by reference to The Company's Report on Form 8-K for the period October 7, 2010 filed October 15, 2010.
50	Incorporated by reference to The Company’s Form SC TO-I dated August 6, 2009.
51	Incorporated by reference to The Company's Report on Form 8-K for the period June 10, 2011 filed June 14, 2011.
52	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 9, 2011.
53	Incorporated by reference to The Company's Report on Form 8-K for the period July 22, 2011 filed July 26, 2011.
54	Incorporated by reference to The Company's Report on Form 8-K for the period August 30, 2011 filed September 6, 2011.
55	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, INC.

By:	/s/ G. Wilson Hughes
G. Wilson Hughes, President
(Chief Executive Officer)

Date:	March 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ G. Wilson Hughes	President and Director	March 8, 2012
G. Wilson Hughes	(Principal Executive Officer)

/s/ John M. Lowber		March 8, 2012
John M. Lowber	Secretary, Treasurer and Director (Principal Financial Officer)
/s/ Lynda L. Tarbath		March 8, 2012
Lynda L. Tarbath	Vice President, Chief Accounting Officer (Principal Accounting Officer)