Form 10-Q
period 2012-03-31
GCI INC
filed 2012-05-04
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Registrant’s telephone number, including area code: (907) 265-5600

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
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of March 31, 2012
	and December 31, 2011	4

	Consolidated Income Statements (unaudited) for the three months ended
	March 31, 2012 and 2011	6

	Consolidated Statements of Stockholders’ Equity (unaudited)
	for the three months ended March 31, 2012 and 2011	7

	Consolidated Statements of Cash Flows (unaudited) for the three months
	ended March 31, 2012 and 2011	8

	Condensed Notes to Interim Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 6.	Exhibits	37

Other items are omitted, as they are not applicable.

SIGNATURES		38

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of these words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including those identified under “Risk Factors” in Item 1A of our December 31, 2011 annual report on Form 10-K.  Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these forward looking statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)
	March 31,	December 31,
ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$27,016	27,730

Receivables	150,934	141,827
Less allowance for doubtful receivables	5,011	5,796
Net receivables	145,923	136,031

Deferred income taxes	15,555	15,555
Prepaid expenses	9,419	7,899
Inventories	9,507	7,522
Other current assets	3,527	3,631
Total current assets	210,947	198,368

Property and equipment in service, net of depreciation	835,832	849,121
Construction in progress	51,736	42,918
Net property and equipment	887,568	892,039

Cable certificates	191,635	191,635
Goodwill	74,883	74,883
Wireless licenses	25,967	25,967
Restricted cash	14,804	15,910
Other intangible assets, net of amortization	15,612	15,835
Deferred loan and senior notes costs, net of amortization of $3,353 and $2,880 at March 31, 2012 and December 31, 2011, respectively	12,262	12,812
Other assets	16,104	17,214
Total other assets	351,267	354,256
Total assets	$1,449,782	1,444,663

See accompanying condensed notes to interim consolidated financial statements.

		(Continued)

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

(Amounts in thousands)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2012	2011

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$9,507	8,797
Accounts payable	37,067	41,353
Deferred revenue	23,181	22,003
Accrued payroll and payroll related obligations	20,285	22,126
Accrued interest	21,366	6,680
Accrued liabilities	14,032	11,423
Subscriber deposits	1,206	1,250
Total current liabilities	126,644	113,632

Long-term debt, net	859,617	858,031
Obligations under capital leases, excluding current maturities	77,286	78,605
Obligation under capital lease due to related party, excluding
current maturity	1,893	1,893
Deferred income taxes	115,383	114,234
Long-term deferred revenue	81,541	81,822
Other liabilities	23,800	24,456
Total liabilities	1,286,164	1,272,673

Commitments and contingencies
Stockholders' equity:
Class A common stock (no par). Authorized 10 shares;
issued and outstanding 0.1 shares each at March 31, 2012 and December 31, 2011	206,622	206,622
Paid-in capital	64,320	61,841
Retained deficit	(123,455)	(112,781)
Total GCI, Inc. stockholder's equity	147,487	155,682
Non-controlling interest	16,131	16,308
Total stockholders' equity	163,618	171,990
Total liabilities and stockholders' equity	$1,449,782	1,444,663

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2012	2011
Revenues	$171,907	164,777
Cost of goods sold (exclusive of depreciation and
amortization shown separately below)	56,860	53,756
Selling, general and administrative expenses	62,982	58,893
Depreciation and amortization expense	32,380	31,866
Operating income	19,685	20,262

Other income (expense):
Interest expense (including amortization
of deferred loan fees)	(17,155)	(17,452)
Interest income	2	4
Other	(131)	(24)
Other expense, net	(17,284)	(17,472)
Income before income tax expense	2,401	2,790
Income tax expense	1,149	1,391

Net income	1,252	1,399
Net loss attributable to non-controlling interest	177	-
Net income attributable to GCI, Inc.	$1,429	1,399

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Amounts in thousands)	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Deficit	Non-controlling Interest	Total Stockholders' Equity
Balances at January 1, 2011	100	$206,622	54,574	(63,390)	-	197,806
Net income	-	-	-	1,399	-	1,399
Distribution to General Communication, Inc.	-	-	-	(7,259)	-	(7,259)
Contribution from General Communication, Inc.	-	-	1,544	-	-	1,544
Other	-	-	-	51	-	51
Balances at March 31, 2011	100	$206,622	56,118	(69,199)	-	193,541

Balances at January 1, 2012	100	$206,622	61,841	(112,781)	16,308	171,990
Net income	-	-	-	1,429	(177)	1,252
Distribution to General Communication, Inc.	-	-	-	(12,103)	-	(12,103)
Contribution from General Communication, Inc.	-	-	2,479	-	-	2,479
Balances at March 31, 2012	100	$206,622	64,320	(123,455)	16,131	163,618

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

(Amounts in thousands)
	2012	2011
Cash flows from operating activities:
Net income	$1,252	1,399
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization expense	32,380	31,866
Deferred income tax expense	1,149	1,391
Share-based compensation expense	1,730	1,170
Other noncash income and expense items	1,534	2,151
Change in operating assets and liabilities	(3,902)	(9,980)
Net cash provided by operating activities	34,143	27,997
Cash flows from investing activities:
Purchases of property and equipment	(23,591)	(28,824)
Restricted cash	1,106	-
Purchases of other assets and intangible assets	(1,125)	(1,923)
Net cash used in investing activities	(23,610)	(30,747)
Cash flows from financing activities:
Net distribution to General Communication, Inc.	(12,034)	(7,208)
Borrowing of other long-term debt	2,729	-
Repayment of debt and capital lease obligations	(1,942)	(6,971)
Borrowing on Senior Credit Facility	-	13,000
Net cash used in financing activities	(11,247)	(1,179)
Net decrease in cash and cash equivalents	(714)	(3,929)
Cash and cash equivalents at beginning of period	27,730	31,777
Cash and cash equivalents at end of period	$27,016	27,848

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of GCI, Inc. and its direct and indirect subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, filed with the SEC on March 9, 2012, as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

(a)	Business
We offer the following services primarily in Alaska:

•	Postpaid and prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
•	Video services throughout Alaska,
•	Internet access services,
•	Wireless roaming for certain wireless carriers and origination and termination of wireline traffic in Alaska for certain common carriers,
•	Competitive and incumbent local access services throughout Alaska,
•	Long-distance telephone service,
•	Data network services,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,
•	Managed services to certain commercial customers,
•	Sales and service of dedicated communications systems and related equipment, and
•
Lease, service arrangements and maintenance of capacity on our fiber optic cable systems used in the transmission of voice and data services within Alaska and between Alaska and the remaining United States and foreign countries.

(b)	Principles of Consolidation
The consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries, as well as a variable interest entity (“VIE”) in which we were the primary beneficiary, when on August 30, 2011, we provided certain loans and guarantees to Terra GCI Investment Fund, LLC (“TIF”).  We also include in our consolidated financial statements non-controlling interests in consolidated subsidiaries for which our ownership is less than 100 percent.  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.   Intercompany transactions generated between regulated and non-regulated affiliates of our company are not eliminated in consolidation.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(d)       Recently Adopted Accounting Pronouncements
Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350)”   allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.   The adoption of ASU 2011-08 on January 1, 2012 did  not have a material impact on our income statements, financial position or cash flows.

ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” amended current guidance to achieve common fair value measurement and disclosure requirements in GAAP and IFRS.  The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.   The adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on our income statements, financial position or cash flows.

(e)	Regulatory Accounting
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

(f)	Earnings per Common Share
We are a wholly owned subsidiary of GCI and, accordingly, are not required to present earnings per share.  Our common stock is not publicly traded.

(g) Revenue Recognition
As an Eligible Telecommunications Carrier ("ETC"), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high cost areas. On November 29, 2011, the FCC published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers (“High Cost Order”).  The High Cost Order defined the division of support to Alaska between Urban and Remote areas.  The High Cost Order was a significant program change that required a reassessment of our high cost support revenue recognition.

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

Remote High Cost Support
The High Cost Order mandated that as of January 1, 2012, Remote high cost support is based upon the total 2011 support disbursed to all subject Competitive Eligible Telecommunications Carrier (“CETCs”) (“Statewide Support Cap”).  On January 1, 2012, the rates paid in the Remote areas were mandated and frozen by the USF and cannot exceed $250 per line per month on a study area basis.  Line count growth that causes the Statewide Support Cap to be exceeded triggers a pro rata support payment reduction to all subject Alaska CETCs until the support is reduced down to the Statewide Support Cap amount.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The High Cost Order further mandated that on January 1, 2014, a freeze of Remote support will begin and subject CETC’s support payments will be frozen at the monthly average of 2013 annual support.  If a successor funding mechanism is operational on July 1, 2014, a 20% annual phase down will commence decreasing support 20% each annual period until no support is paid starting July 1, 2018.  If a successor funding mechanism is not operational on July 1, 2014, the phase down will not begin and the subject CETCs will continue to receive the monthly average of 2013 annual support until a successor funding mechanism is operational.  A subject CETC may not receive phase down support and support from a successor funding mechanism; one program or the other must be selected.  At this time we cannot predict the likelihood of a successor funding mechanism being operational on July 1, 2014 nor can we predict whether we can or will participate in a successor funding mechanism.

As a result of the High Cost Order program changes for the areas designated Remote by the USF, beginning in the fourth quarter of 2011 we accrue estimated program revenue based on current line counts and the rates mandated and frozen by the USF, reduced as needed by our estimate of the impact of the Statewide Support Cap.  The Statewide Support Cap is the amount of total high cost support all CETCs in the Remote areas of Alaska may receive.  When determining the estimated program revenue accrual we also consider our assessment of the impact of current FCC regulations and of the potential outcome of FCC proceedings. Our estimated accrued revenue is subject to our judgment regarding the outcome of many variables and is subject to upward or downward adjustment in subsequent periods.

Urban High Cost Support
The High Cost Order mandated that as of January 1, 2012, Urban high cost support payments are frozen at the monthly average of the subject CETC’s 2011 annual support.  A 20% annual phase down will commence July 1, 2012, decreasing support 20% each annual period until no support is paid starting July 1, 2016.  If a successor funding mechanism is not operational on July 1, 2014, the phase down will stop at 60% and the subject CETCs will continue to receive annual support payments at the 60% level until a successor funding mechanism is operational.  Urban high cost support is no longer dependent upon line counts and line count filings are no longer required.

As a result of the High Cost Order program changes for the areas considered to be Urban by the USF we apply the proportional performance revenue recognition method to account for the impact of the declining payments while our level of service provided and associated costs remain constant.  Included in the calculation are the scheduled Urban high cost support payments from October 2011 through June 2014 net of our Urban accounts receivable balance at September 30, 2011.  An equal amount of this result is recognized as Urban support revenue each period.  At this time we cannot predict the likelihood of a successor funding mechanism being operational on July 1, 2014; therefore we have not included projected support payments beyond June 2014.

For both Remote and Urban high cost support revenue our ability to collect our accrued USF support is contingent upon continuation of the USF program and upon our eligibility to participate in that program, which is subject to change by future regulatory, legislative or judicial actions.  We adjust revenue and the account receivable in the period the FCC makes a program change or we assess the likelihood that such a change has increased or decreased revenue.  We do not recognize revenue until our ETC status has been approved by the Regulatory Commission of Alaska.

We recorded high cost support revenue under the USF program of $11.5 million and $12.8 million for the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, we have $31.8 million and $7.0 million in Remote and Urban high cost accounts receivable, respectively.

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

The accounting estimates related to revenues from the USF high cost Remote area program are dependent on various inputs including our estimate of the Statewide Support Cap, our assessment of the impact of new FCC regulations, and the potential outcome of FCC proceedings.  These inputs are subjective and based on our judgment regarding the outcome of certain variables and are subject to upward or downward adjustment in subsequent periods.  Effective in the fourth quarter of 2011, we changed our high cost support revenue recognition methodology due to the High Cost Order.  See Note 1(q) “Revenue Recognition,” included in Item 8 “Consolidated Financial Statements and Supplementary Data” in our December 31, 2011 annual report Form 10-K for information.

(i)	Income Taxes

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

(j)	Classification of Taxes Collected from Customers
  We report sales, use, excise, and value added taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between us and a customer on a net basis in our
  Income Statements.  We report a certain surcharge on a gross basis in our Consolidated Income Statements of $1.5 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

(k)	Immaterial Error Correction
During the three months ended March 31, 2012, we identified an error in the depreciable life of one fixed asset.  The error resulted in a $146,000 quarterly or $585,000 annual understatement of depreciation expense in 2007 through 2010 and a corresponding overstatement of net property and equipment in service for the same periods.  In the first and second quarters of 2011 the error resulted in a $146,000 quarterly understatement of depreciation expense and a corresponding overstatement of net property and equipment in service for the same periods.  In the third and fourth quarters of 2011 the error resulted in a $49,000 quarterly overstatement of depreciation expense and a corresponding understatement of net property and equipment in service for the same periods.  The net annual misstatement to 2011 was a $195,000 understatement to depreciation expense and a corresponding overstatement of net property and equipment in service for the same period.  In order to assess materiality of this error we considered Staff Accounting Bulletin (“SAB”) 99, “Materiality” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and determined that the impact of this error on prior period consolidated financial statements was immaterial. Although the error was and continues to be immaterial to prior periods, because of the significance of the out-of-period correction in the first quarter of 2012, we revised our prior period financial statements.  The impact of the immaterial error correction adjustment for the period presented are as follows (amounts in thousands):

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Consolidated Balance Sheet as of	As Previously Reported	Adjustment	As Revised
December 31, 2011:
Property and equipment in service, net of depreciation	$851,705	(2,584)	849,121
Net property and equipment	894,623	(2,584)	892,039
Total assets	1,447,247	(2,584)	1,444,663
Deferred income taxes	115,296	(1,062)	114,234
Total liabilities	1,273,735	(1,062)	1,272,673
Retained deficit	(111,259)	(1,522)	(112,781)
Total GCI stockholders' equity	157,204	(1,522)	155,682
Total stockholders' equity	173,512	(1,522)	171,990
Total liabilities and stockholders' equity	1,447,247	(2,584)	1,444,663

Consolidated Income Statement for the Three
Months Ended March 31, 2011:
Depreciation and amortization expense	31,720	146	31,866
Operating income	20,408	(146)	20,262
Income before income tax expense or benefit	2,936	(146)	2,790
Income tax expense	1,451	(60)	1,391
Net income	1,485	(86)	1,399

Consolidated Statement of Stockholder's Equity
for the Three Months Ended March 31, 2011:
Retained deficit, balance at January 1, 2011	(61,983)	(1,407)	(63,390)
Net income	1,485	(86)	1,399
Retained deficit, balance at March 31, 2011	(67,706)	(1,493)	(69,199)
Total stockholders' equity, balance at January 1, 2011	199,213	(1,407)	197,806
Total stockholders' equity, balance at March 31, 2011	195,034	(1,493)	193,541

Consolidated Statement of Cash Flows for the
Three Months Ended March 31, 2011:
Net income	1,485	(86)	1,399
Depreciation and amortization expense	31,720	146	31,866
Deferred income tax expense (benefit)	1,451	(60)	1,391

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Three Months Ended March 31,	2012	2011
Increase in accounts receivable, net	$(10,619)	(7,388)
Increase in prepaid expenses	(1,520)	(1,911)
Increase in inventories	(1,985)	(992)
Decrease in other current assets	104	59
Decrease in other assets	1,152	582
Increase (decrease) in accounts payable	(6,813)	772
Increase in deferred revenues	1,178	244
Decrease in accrued payroll and payroll related obligations	(2,048)	(2,353)
Increase (decrease) in accrued liabilities	3,120	(99)
Increase in accrued interest	14,686	3,551
Decrease in subscriber deposits	(44)	(53)
Decrease in long-term deferred revenue	(281)	(359)
Decrease in components of other long-term liabilities	(832)	(2,033)
	$(3,902)	(9,980)

The following items are for the three months ended March 31, 2012 and 2011 (amounts in thousands):

Net cash paid or received:	2012	2011
Interest paid, net of amounts capitalized	$2,086	13,664

The following items are non-cash investing and financing activities for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Non-cash additions for purchases of property and equipment	$2,868	6,872
Asset retirement obligation additions to property and equipment	$92	116
Asset retirement obligation reductions to property and equipment for revisions to previous estimates	$-	294
Deferred compensation distribution denominated in shares	$511	-

(3)	Intangible Assets

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Amortization expense	$1,300	1,572

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2012	$4,777
2013	3,806
2014	2,948
2015	2,101
2016	769

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(4)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2012 and 2011, the fair values of cash and cash equivalents, net receivables, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at March 31, 2012 and December 31, 2011 follow (amounts in thousands):

	March 31,		December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$948,303	982,805	947,326	942,895
Other liabilities	104,985	104,167	106,002	105,173

The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair values of the $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021 (“2021 Notes”), the $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019 (“2019 Notes”), Rural Utilities Service debt, CoBank mortgage note payable, and capital leases are based upon quoted market prices for the same or similar issues or on the current rates offered to us for the same remaining maturities.  The fair value of our $50.0 million term loan and $75.0 million revolving credit facility is estimated to approximate the carrying value because this instrument is subject to variable interest rates.

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

Fair Value Measurements
Assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2012 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	1,708	-	-
Total assets at fair value	$1,708	-	-

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Fair Value Measurement at Reporting Date Using
December 31, 2011 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	1,600	-	-
Total assets at fair value	$1,600	-	-

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

(5)	Stockholders’ Equity

Shared-Based Compensation
GCI’s Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares are issued when stock option agreements are exercised or restricted stock awards are granted.  We have 4.0 million shares available for grant under the Stock Option Plan at March 31, 2012.

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

We estimated the expected volatility of our common stock at the grant date using the historical volatility of our common stock over the most recent period equal to the expected stock option term and evaluated the extent to which available information indicated that future volatility may differ from historical volatility.

The risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Therefore, we assumed an expected dividend yield of zero.

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

A summary of option activity under the Stock Option Plan as of March 31, 2012 is presented below (share amounts in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2012	1,087	$7.29
Exercised	(187)	$7.29
Expired	(1)	$7.52
Outstanding at March 31, 2012	899	$7.27	3.98 years	$1,473
Exercisable at March 31, 2012	820	$7.31	3.67 years	$1,312

There were no options granted during the three months ended March 31, 2012 and 2011.  The total fair value of options vested during the three months ended March 31, 2012 and 2011, was $474,000 and $40,000, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the three months ended March 31, 2012 and 2011, were $768,000 and $52,000, respectively.  We received $1.4 million and $163,000 in cash from stock option exercises in the three months ended March 31, 2012 and 2011, respectively.

A summary of nonvested restricted stock award activity under the Stock Option Plan for the three months ended March 31, 2012, follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2012	1,556	$6.89
Granted	316	$11.20
Vested	(937)	$4.79
Forfeited	(1)	$7.41
Nonvested at March 31, 2012	934	$10.45

The following is a summary of our share-based compensation expense for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Employee share-based compensation expense	$1,900	1,544
Adjustment to fair value of liability classified awards	(170)	(374)
Total share-based compensation expense	$1,730	1,170

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Income Statement.  Unrecognized share-based compensation expense was $6.8 million relating to 934,000 restricted stock awards and $209,000 relating to 78,000 unvested stock options as of March 31, 2012.  We expect to recognize share-based compensation expense over a weighted average period of 2.0 years for stock options and 2.2 years for restricted stock awards.

On August 6, 2009, we filed a Tender Offer Statement on Schedule TO (“Exchange Offer”) with the SEC.  The Exchange Offer was an offer by us to eligible officers, employees and stakeholders, other than officers of GCI who also serve on GCI’s Board of Directors (“Participants”) to exchange, on a grant-by-grant basis, their outstanding eligible stock options that were granted under our Stock Option Plan, whether vested or unvested, for shares of restricted stock of GCI Class A common stock that we granted under the Stock Option Plan (“Restricted Stock”). Generally, eligible options included all options issued pursuant to the Stock Option Plan between January 1, 1999, and February 15, 2009, excluding any options that vest based on earnings before depreciation and amortization, net interest expense, income taxes, share-based compensation expense, accretion expense, loss attributable to non-controlling interest, and non-cash contribution adjustment (“Adjusted EBITDA”) performance (“Eligible Options”).  We accepted for cancellation, Eligible Options to purchase 5,241,700 shares of GCI Class A common stock from 166 Participants, representing approximately 86% of the options eligible for exchange in the offer with a fair value of $6.2 million as of the date of the exchange.  We issued 1,908,890 shares of Restricted Stock to Participants, with a fair value of $7.1 million as of the date of the exchange, in each case, in accordance with the terms of the Exchange Offer.

In accordance with the terms of the Restricted Stock agreement, one-half of the Restricted Stock received in exchange for eligible options vested on December 20, 2011, and the remainder vested on February 28, 2012. The number of shares of Restricted Stock that were offered in exchange for each eligible option was equal to the lesser of (i) a number of shares of Restricted Stock having a fair value equal to 100% of the fair value of the eligible options exchanged for shares of Restricted Stock, or (ii) a number of shares of Restricted Stock equal to 40% of the number of shares issuable pursuant to the eligible options surrendered.

The exchange of stock options for Restricted Stock was treated as a modification of the stock options.  The remaining unamortized stock compensation expense related to the original options was amortized over the vesting period of the Restricted Stock.  The compensation expense for the incremental difference between the fair value of the Restricted Stock and the fair value of the original options on the date of modification, reflecting the current facts and circumstances on the modification date, was amortized over the vesting period of the Restricted Stock.  The incremental share-based compensation expense related to the modification, net of estimated forfeitures, was $940,000, of which $62,000, $378,000, $378,000 and $122,000 was expensed in the three months ended March 31, 2012, and in the years ended December 31, 2011, 2010 and 2009, respectively.  We used a lattice model to value the options exchanged for Restricted Stock for purposes of determining our incremental share-based compensation expense.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Managed Broadband - We offer data services to rural school districts, hospitals and health clinics through our SchoolAccess® and ConnectMD® initiatives and managed video conferencing.

Regulated Operations - We offer voice and data services to residential, business, and governmental customers in areas of rural Alaska.

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three months ended March 31, 2012 and 2011 are allocated to our segments using segment margin for the years ended December 31, 2011 and 2010, respectively.  Bad debt expense for the three months ended March 31, 2012 and 2011 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three months ended March 31, 2012 and 2011, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

We evaluate performance and allocate resources based on Adjusted EBITDA. Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization, net interest expense, and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-Q.  Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three months ended March 31, 2012 and 2011 follows (amounts in thousands):

	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2012
Revenues:
Intersegment	$524	83	1,385	-	39	2,031
External	87,812	25,188	34,341	19,029	5,537	171,907
Total revenues	88,336	25,271	35,726	19,029	5,576	173,938
Adjusted EBITDA	$24,794	12,410	8,441	8,249	935	54,829

2011
Revenues:
Intersegment	$-	-	1,409	-	69	1,478
External	88,417	25,097	31,829	13,995	5,439	164,777
Total revenues	88,417	25,097	33,238	13,995	5,508	166,255
Adjusted EBITDA	$28,393	11,880	6,662	5,711	700	53,346

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

Three Months Ended March 31,	2012	2011
Reportable segment revenues	$173,938	166,255
Less intersegment revenues eliminated in consolidation	2,031	1,478
Consolidated revenues	$171,907	164,777

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

Three Months Ended March 31,	2012	2011
Reportable segment Adjusted EBITDA	$54,829	53,346
Less depreciation and amortization expense	(32,380)	(31,866)
Less share-based compensation expense	(1,730)	(1,170)
Less non-cash contribution expense	(800)	-
Less net loss attributable to non-controlling interest	(177)	-
Plus net loss attributable to equity investment	131	-
Less accretion expense	(188)	(72)
Plus other expense	-	24
Consolidated operating income	19,685	20,262
Less other expense, net	(17,284)	(17,472)
Consolidated income before income tax expense	$2,401	2,790

(7)	Non-controlling Interest
On August 30, 2011, we entered into an arrangement under the New Markets Tax Credit (“NMTC”) program with US Bancorp to help fund a $35.2 million project to extend terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-Northwest (“TERRA-NW”), will connect to our TERRA-SW network and provide a high capacity backbone connection from the served communities to the Internet.  Please see Note 13, “Commitments and Contingencies” in Item 8 “Consolidated Financial Statements and Supplementary Data” in our December 31, 2011 annual report on Form 10-K for more information about TERRA-SW.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

In connection with the NMTC transaction we loaned $58.3 million to TIF, a special purpose entity created to effect the financing arrangement, at 1% interest due August 30, 2041.  Simultaneously, US Bancorp invested $22.4 million in TIF, and as such, is entitled to substantially all of the benefits derived from the NMTCs. TIF then contributed US Bancorp’s contribution and the loan proceeds to certain CDEs.  The CDEs, in turn, loaned the $76.8 million in funds less payment of placement fees, at interest rates varying from 1% to 3.96%, to Unicom, our wholly owned subsidiary, as partial financing for TERRA-NW.  The loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $14.8 million held by Unicom at March 31, 2012, is included in our Consolidated Balance Sheet.  We began construction on TERRA-NW in 2012 and expect to complete the project in 2014 or earlier if possible.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase US Bancorp’s interest in TIF. We believe that US Bancorp will exercise the put option in August 2018 at the end of the compliance period.  The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have indemnified US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of March 31, 2012.  The value attributed to the put/call is nominal.

We have determined that TIF is a VIE.  The consolidated financial statements of TIF include the CDEs discussed above.  The ongoing activities of the VIE – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to US Bancorp, US Bancorp’s lack of a material interest in the underlying economics of the project, and the fact that we are obligated to absorb losses of the VIE.  We concluded that we are the primary beneficiary and consolidated the VIE in accordance with the accounting standard for consolidation.

US Bancorp’s contribution, net of syndication fees and other direct costs incurred in structuring the arrangement, is included in Non-controlling Interest on the Consolidated Balance Sheet.  Incremental costs to maintain the structure during the compliance period are recognized as incurred to selling, general and administrative expense.

The following table summarizes the impact of the VIE consolidated as of March 31, 2012 (amounts in thousands):

Assets Carrying Value	Assets Classification	Equity Carrying Value	Equity Classification
$ 14,804	Restricted cash	$ 16,131	Non-controlling interest
1,742	Construction in progress	415	Retained earnings attributable to General Communication, Inc. common stockholders
$ 16,546		$ 16,546

(8)	Commitments and Contingencies

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty we do not expect, at this time, that the resolution of them will have a material adverse effect on our financial position, results of operations or liquidity.  In addition we are involved in the following matters:

•
In September 2008, the FCC's Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates. On January 18, 2011 we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and granted us a broad release of claims including those under the False Claims Act.  The $1.6 million contribution was recognized in our 2008 through 2010 income statements and was paid in January 2011; and

•
In August 2010, a GCI owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  As of March 31, 2012, all claims paid out have been covered by insurance and were recorded net of these recoveries in our Consolidated Income Statements.  While some of the claims have been resolved, we cannot predict the likelihood or nature of the total remaining claims, including environmental remediation, related to the accident.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Universal Service
As an ETC, we receive support from the USF to provide wireline local access and wireless service in high cost areas.  On November 29, 2011, the FCC published the High Cost Order which divided support to Alaska between Urban and Remote areas.  Support for CETCs serving Urban areas that generally include Anchorage, Fairbanks, and Juneau will follow national reforms, had support per provider per service area capped as of January 1, 2012, and will commence a five-step phase-down on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations will be capped and distributed on a per-line basis until the later of July 1, 2014, or the implementation of a successor funding mechanism.  A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by a substantial reduction of USF support.

Lifeline Support
On February 6, 2012, the Federal Communications Commission (“FCC”) released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the Universal Service Administrative Company (“USAC”) and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates.  We participate in the Lifeline program and recognized $4.1 million in Lifeline program support revenue during the three months ended March 31, 2012.  Following are the significant reforms included in the order:

•
The order adopted on an interim basis a flat rate of $9.25 to replace the support previously available under Tier I through Tier III support mechanisms as defined by USAC.  The replacement support reduces the wireless subscriber per line support $0.75 and will take effect 90 days after Office of Management and Budget (“OMB”) approval.  We do not expect this change to have a material impact on our income statement, financial position or cash flows.  The FCC intends to further investigate whether this support amount is reasonable over the long term in the further rulemaking.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

In April 2012 the OMB rejected a requirement for biennial audits for all ETCs receiving more than $5.0 million annually from Lifeline.

As a related matter, in April 2012 the RCA issued a notice of inquiry to consider whether to modify the state-funded component of Lifeline support, which is currently $3.50 per month.   We cannot predict the outcome of the support review proceedings or the impact on our income statement, financial position or cash flows.

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

GCI, Inc. was incorporated under the laws of the State of Alaska in 1997 to affect the issuance of Senior Notes.  GCI, Inc., a wholly owned subsidiary of GCI, received through its initial capitalization all ownership interests in subsidiaries previously held by GCI.  Shares of GCI's Class A common stock are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol of GNCMA.  Shares of GCI's Class B common stock are traded on the Over-the-Counter market.  Shares of GCI, Inc.'s common stock are wholly owned by GCI and are not publicly traded.  The GCI and GCI, Inc. interim consolidated financial statements include substantially the same account activity.

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

As part of an agreement signed in December 2007 with AT&T Mobility, AT&T Mobility provided to us a large block of wireless network usage at no charge that we used for roaming.  This block of minutes was depleted in January 2012 and we expect our wireless Cost of Goods Sold for the year ending December 31, 2012, to increase in the range of $4.8 million to $5.3 million as compared to the year ended December 31, 2011, before factoring in the impact of 2012 subscriber growth.  Our future wireless Cost of Goods Sold will depend on several factors including the impact and timing of our wireless network build-out, the pattern of usage by our wireless subscribers, and negotiated rates with our roaming partners.

As an eligible telecommunications carrier (“ETC”), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high cost areas. On November 29, 2011, the Federal Communications Commission (“FCC”) published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers (“High Cost Order”).  The High Cost Order divided support to Alaska between Urban and Remote areas.  Support for competitive eligible telecommunications carriers (“CETCs”) serving Urban areas that generally include Anchorage, Fairbanks, and Juneau will follow national reforms, with capped support per provider per service area as of January 1, 2012, and commencing a five-step phase-down on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations has been capped and will be distributed on a per-line basis until the later of July 1, 2014, or the implementation of a successor funding mechanism.  A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by a substantial reduction of USF support.

The High Cost Order Remote and Urban program changes primarily impacted our Consumer segment.  The High Cost Order Remote and Urban program changes will decrease our year ending December 31, 2012 revenue approximately $4.0 million as compared to the year ended December 31, 2011.  At March 31, 2012, we have $31.8 million and $7.0 million in Remote and Urban high cost accounts receivable, respectively.

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

Results of Operations

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage
	Three Months Ended		Change1
	March 31,		2012
	2012	2011	vs. 2011
(Unaudited)
Selected Financial Data:
Revenues:
Consumer segment	51%	54%	(1%)
Network Access segment	15%	15%	0%
Commercial segment	20%	19%	8%
Managed Broadband segment	11%	9%	36%
Regulated Operations segment	3%	3%	2%
Total revenues	100%	100%	4%
Selling, general and administrative expenses	37%	36%	7%
Depreciation and amortization expense	19%	19%	2%
Operating income	12%	12%	(3%)
Other expense, net	10%	11%	(1%)
Income before income tax expense	1%	2%	(17%)
Net income	1%	1%	(14%)
Net income attributable to GCI	1%	1%	(2%)

1 Percentage change in underlying data

Three Months Ended March 31, 2012 (“2012”) Compared to Three Months Ended March 31, 2011 (“2011”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 4% from $164.8 million in 2011 to $171.9 million in 2012.  Revenue increases in our Network Access, Commercial, Managed Broadband and Regulated segments were partially off-set by decreased revenue in our Consumer segment.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 6% from $53.8 million in 2011 to $56.9 million in 2012.  Cost of Goods Sold increases in our Consumer, Commercial, Managed Broadband and Regulated segments were partially off-set by decreased Cost of Goods Sold in our Network Access segment.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 51% of 2012 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$11,280	13,752	(18%)
Video	29,022	30,339	(4%)
Data	20,449	16,701	22%
Wireless	27,061	27,625	(2%)
Total Consumer segment revenue	$87,812	88,417	(1%)

Consumer segment Cost of Goods Sold represented 50% of 2012 consolidated Cost of Goods Sold.  The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$2,348	2,928	(20%)
Video	12,789	13,535	(6%)
Data	1,547	1,426	8%
Wireless	11,934	9,419	27%
Total Consumer segment Cost of Goods Sold	$28,618	27,308	5%

Consumer segment Adjusted EBITDA, representing 45% of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Consumer segment Adjusted EBITDA	$24,794	28,394	(13%)

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	March 31,		Percentage
	2012	2011	Change
Voice:
Total local access lines in service1	76,100	85,100	(11%)
Local access lines in service on GCI facilities1	70,700	78,000	(9%)
Video:
Basic subscribers2	124,200	130,200	(5%)
Digital programming tier subscribers3	74,600	81,600	(9%)
HD/DVR converter boxes4	90,300	89,300	1%
Homes passed	242,200	239,000	1%
Average monthly gross revenue per subscriber5	$77.72	$77.60	0%
Data:
Cable modem subscribers6	110,700	107,200	3%
Wireless:
Wireless lines in service7	124,500	126,500	(2%)
Average monthly gross revenue per subscriber8	$68.65	$69.46	(1%)

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
2 A basic subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased.
3 A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets or digital programming tiers purchased. Digital programming tier subscribers are a subset of basic subscribers.

4 A high-definition/digital video recorder ("HD/DVR") converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service.

5 Average monthly consumer video revenues divided by the average of consumer basic subscribers at the beginning and end of each month in the period.
6 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be video basic subscribers though basic video service is not required to receive cable modem service.

7 A wireless line in service is defined as a revenue generating wireless device.
8 Average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of each month in the period.

Consumer Segment Revenues

As discussed in the General Overview section of this Item 2 the FCC published the High Cost Order in November 2011.  The High Cost Order Remote and Urban program changes will result in decreased Consumer Segment Voice revenue of approximately $1.6 million and decreased Consumer Segment Wireless revenue of approximately $1.7 million for the year ending December 31, 2012, as compared to the year ended December 31, 2011.

On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the Universal Service Administrative Company (“USAC”) and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates.  We participate in the Lifeline program and recognized $4.1 million in Consumer Wireless Lifeline program support revenue during the three months ended March 31, 2012.  Following are the reforms included in the order that we expect to impact Consumer Segment Wireless revenue in the year ending December 31, 2012:

•
The order adopted on an interim basis a flat rate of $9.25 to replace the support previously available under Tier I through Tier III support mechanisms as defined by USAC.  The replacement support reduces the wireless subscriber per line support $0.75 and will take effect 90 days after Office of Management and Budget approval.  We do not expect this change to have a material impact on our income statement.  The FCC intends to further investigate whether this support amount is reasonable over the long term in further rulemaking.

•
The order adopted a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012 to be completed by the end of 2012.  We are evaluating this requirement and possible processes and cannot predict whether this new rule will have a material impact on our income statement, financial position or cash flows.

As a related matter, in April 2012 the RCA issued a notice of inquiry to consider whether to modify the state-funded component of Lifeline support, which is currently $3.50 per month.  We cannot predict the outcome of the support review proceedings or the impact on our income statement, financial position or cash flows.

The decrease in voice revenue is primarily due to:
•	A 20% decrease in local service high cost support to $2.2 million due to the changes in the high cost support program as discussed above,
•	A 17% decrease in local service plan fee revenue to $4.4 million due to decreased subscribers; and
•
A 40% decrease in long distance usage revenue to $687,000 due to the lower rates mandated by the Intrastate Access Reform Act (“Intrastate Access Reform”) which went into effect in the third quarter of 2011 along with our introduction of a popular new plan offering unlimited interstate and intrastate calling.

The increase in data revenue is primarily due to:
•	A 19% increase in cable modem revenue to $17.7 million due to increased subscribers, rate increases in May 2011 and our subscribers’ selection of plans that offer higher speeds; and
•	A 96% increase in excess usage revenue to $2.5 million due to moving customers from plans with unlimited usage to plans with limited usage.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of goods Sold is primarily due to Intrastate Access Reform.  Intrastate Access Reform eliminated the incumbent local exchange carriers’ (“ILEC”) ability to bill long distance carriers for certain intrastate line charges.

The decrease in video Cost of Goods Sold is primarily due to decreased costs resulting from programming changes and a decrease in subscribers.

The wireless Cost of Goods Sold increase is primarily due to increased costs for wireless handset equipment sales, increased costs for roaming and a change in the allocation of network maintenance costs.  The increased wireless handset equipment sale costs are associated with an increased number of premium wireless handsets which have higher costs and an increased number of handsets issued to new customers and those extending their service.  The increase in roaming costs is due to the end of free network service as discussed above in the General Overview section.  The change in allocation of network maintenance costs resulted in an increase to our Consumer segment and a decrease to our Network Access, Commercial and Managed Broadband segments.

Consumer Segment Adjusted EBITDA
The decrease in Adjusted EBITDA is primarily due to decreased revenue as described above in "Consumer Segment Revenues,” increased Cost of Goods Sold as described above in “Consumer Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Consumer segment due to an increase in consolidated selling, general and administrative expense.

Network Access Segment Overview
Network access segment revenue represented 15% of 2012 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$5,564	6,470	(14%)
Data	14,353	14,972	(4%)
Wireless	5,271	3,655	44%
Total Network Access segment revenue	$25,188	25,097	0%

Network Access segment Cost of Goods Sold represented 11% of 2012 consolidated Cost of Goods Sold.  The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$2,273	3,250	(30%)
Data	3,496	3,194	9%
Wireless	254	221	15%
Total Network Access segment Cost of Goods Sold	$6,023	6,665	(10%)

Network Access segment Adjusted EBITDA, representing 23% of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Network Access segment Adjusted EBITDA	$12,410	11,879	4%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of goods Sold is primarily due to Intrastate Access Reform which eliminated the ILECs’ ability to bill long distance carriers for certain intrastate line charges.

Network Access Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to decreased Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold.”  This decrease was partially offset by an increase in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to an increase in the consolidated selling, general and administrative expense.

Commercial Segment Overview
Commercial segment revenue represented 20% of 2012 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$7,086	7,573	(6%)
Video	3,120	2,840	10%
Data	21,837	19,095	14%
Wireless	2,298	2,321	(1%)
Total Commercial segment revenue	$34,341	31,829	8%

Commercial segment Cost of Goods Sold represented 28% of 2012 consolidated Cost of Goods Sold.  The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$2,629	3,891	(32%)
Video	498	490	2%
Data	11,361	9,457	20%
Wireless	1,212	1,028	18%
Total Commercial segment Cost of Goods Sold	$15,700	14,866	6%

Commercial segment Adjusted EBITDA, representing 15% of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Commercial segment Adjusted EBITDA	$8,441	6,662	27%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Commercial segment follow:

	March 31,		Percentage
	2012	2011	Change
Voice:
Total local access lines in service1	51,900	50,400	3%
Local access lines in service on GCI facilities1	29,900	26,500	13%

Data:
Cable modem subscribers2	11,300	10,800	5%

Wireless:
Wireless lines in service3	15,500	13,700	13%

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
2 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

3 A wireless line in service is defined as a revenue generating wireless device.

Commercial Segment Revenues
The increase in data revenue is primarily due to a $1.7 million or 18% increase in managed services project revenue due to special project work.

Commercial Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to Intrastate Access Reform which eliminated the ILECs’ ability to bill long distance carriers for certain intrastate line charges.

The increase in data Cost of Goods Sold is primarily due to a $1.7 million or 25% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Commercial Segment Revenues.”

Commercial Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to increased revenue as described above in “Commercial Segment Revenues.”  This increase was partially offset by increased Cost of Goods Sold as described above in “Commercial Segment Cost of Goods Sold.”

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and Adjusted EBITDA represented 11%, 9% and 15% of 2012 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 36% to $19.0 million in 2012 as compared to 2011. The increase is primarily due to increased monthly contract revenue due to increased data network capacity purchased by our ConnectMD® and SchoolAccess® customers.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 25% to $4.9 million in 2012 as compared to 2011 primarily due to the increase in data network capacity described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA increased 44% to $8.2 million in 2012 primarily due to an increase in revenue as described above in "Managed Broadband Segment Revenues," partially offset by an increase in the Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment.  The increase in selling, general and administrative expense is primarily due to an increase in the consolidated selling, general and administrative expense.

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 3%, 3% and 2% of 2012 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

A selected key performance indicator for our Regulated Operations segment follows:

	March 31,		Percentage
	2012	2011	Change
Voice:
Total local access lines in service on GCI facilities1	8,900	9,800	(9%)

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues increased from $5.4 million in 2011 to $5.5 million in 2012.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $1.0 million in 2011 to $1.6 million in 2012.  Beginning July 1, 2011, our Regulated Segment began purchasing access to carry its traffic in certain regions from our Network Access Segment.  Prior to this the traffic in these regions was carried on its own network plant.  Under regulatory accounting these intercompany transactions are not eliminated from the consolidated financial statements.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA increased 34% to $935,000 in 2012 primarily due to a decrease in the selling, general and administrative expense that was recorded in our Regulated Operations segment partially offset by an increase in Cost of Goods Sold as described above in “Regulated Operations Segment Cost of Goods Sold.”

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.1 million to $63.0 million in 2012.  Individually significant items contributing to the increase include:

•	A $1.3 million increase in labor costs,
•	A $981,000 increase in health benefit costs,
•	A $800,000 increase in contribution expense related to donated services to the University of Alaska,
•	A $632,000 increase in employer-paid payroll taxes due to a large number of restricted stock awards that vested in 2012 and increased labor costs, and
•	A $591,000 increase in share-based compensation expense.

These increases were partially offset by a $540,000 decrease in our company-wide success sharing bonus accrual.  The remainder of the increase is comprised of individually insignificant items.

As a percentage of total revenues, selling, general and administrative expense was 37% in 2012 and 36% in 2011.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $514,000 to $32.4 million in 2012.

Other Expense, Net
Other expense, net of other income, decreased 1% to $17.3 million in 2012 primarily due to less interest expense on our $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021 (“2021 Notes”), issued by GCI, Inc., our wholly owned subsidiary, which have a lower interest rate than the interest rate paid on our $320.0 million in aggregate principal amount of 7.25% Senior Notes due 2014 (“2014 Notes”), issued by GCI, Inc.  In May 2011, GCI, Inc. completed an offering for the 2021 Notes.  We used the net proceeds from this offering to repay and retire all of our outstanding 2014 Notes.

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

Income tax expense totaled $1.1 million and $1.4 million in 2012 and 2011, respectively.  Our effective income tax rate decreased from 50% in 2011 to 48% in 2012.

At March 31, 2012, we have income tax net operating loss carryforwards of $314.4 million that will begin expiring in 2019 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $129.2 million associated with income tax net operating losses that were generated from 1999 to 2012 and that expire from 2019 to 2032, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 46% to 51% in the year ending December 31, 2012, primarily due to the large amount of permanent differences expected in 2012 as compared to our net income before income tax expense.

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

As discussed in the General Overview section of this Item 2 the FCC published the High Cost Order in November 2011.  The program changes will impact our liquidity minimally in 2012 and we are evaluating the impact the program changes will have on our liquidity in later years as the FCC considers successor funding mechanisms.  Additionally, in February 2012 the FCC released reforms to the USF’s Lifeline program.  The reforms include a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012 to be completed by the end of 2012.  We are evaluating this requirement and possible processes and cannot predict whether this new rule will have a material impact on our cash flows.

On August 30, 2011, we entered into a financing arrangement under the NMTC program that provided $16.5 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-NW, will connect to our TERRA-SW network and provide a high capacity backbone connection from the served communities to the Internet.

In September 2011, the Regulatory Commission of Alaska approved our application for a $5.3 million grant to help fund TERRA-NW.  The grant was increased to $6.3 million in January 2012.  The NMTC arrangement discussed above and this grant award partially fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  We plan to fund an additional $12.7 million for TERRA-NW and began construction in 2012 and expect to complete the project in 2014 or earlier if possible.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2012 and 2011, are summarized as follows (amounts in thousands):

	2012	2011
Operating activities	$34,143	27,997
Investing activities	(23,610)	(30,747)
Financing activities	(11,247)	(1,179)
Net decrease in cash and cash equivalents	$(714)	(3,929)

Operating Activities
The decrease in cash flows used by operating activities is due primarily to an increase in accrued interest payable in 2012 as compared to 2011 due to timing of payments.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $23.6 million and $28.8 million during 2012 and 2011, respectively.  Our capital expenditures decreased in 2012 primarily due to completion of our TERRA-SW project which was placed in service December 2011.  We expect our 2012 expenditures for property and equipment for our core operations, including construction in progress, to total approximately $135.0 million, depending on available opportunities and the amount of cash flow we generate during 2012.

Under our TERRA-SW Rural Utilities Service (“RUS”) award, we had total available grant funds of $44.0 million.  We have received $2.6 million in grant funds in 2012 for a total receipt of $37.7 million in grant funds under this award through March 31, 2012, leaving $6.3 million remaining grant funds available as of March 31, 2012.  We have a $1.5 million grant fund receivable recorded as of March 31, 2012.

Financing Activities
Net cash used by financing activities in 2012 consists primarily of repurchases on GCI’s behalf of shares of GCI common stock.

Available Borrowings Under Senior Credit Facility
We have a facility which includes a $50.0 million term loan and a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit (“Senior Credit Facility”).  The term loan is fully drawn and a total of $60.0 million is outstanding as of March 31, 2012.  Under the revolving portion of the Senior Credit Facility, we have borrowed $10.0 million and have $349,000 of letters of credit outstanding, which leaves $64.7 million available for borrowing as of March 31, 2012.

Available TERRA-SW Borrowings Under RUS
Under our TERRA-SW RUS award, we had total available loan funds of $44.2 million.  We have borrowed $2.7 million in loan funds in 2012 for a total borrowing of $37.9 million in loan funds under this award through March 31, 2012, leaving $6.3 million remaining loan funds available as of March 31, 2012.

Debt Covenants
We are subject to covenants and restrictions set forth in the indentures governing our 2019 and 2021 Notes, Senior Credit Facility, RUS loans, and CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.  Our 2019 Notes are $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, GCI is currently authorized to make up to $88.9 million of repurchases as of March 31, 2012.  GCI is authorized to increase its stock repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During 2012 we repurchased on GCI’s behalf 862,000 shares of GCI common stock under the stock buyback program at a cost of $9.0 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Those policies considered to be critical accounting policies for 2012 are revenue recognition related to revenues from the Remote high cost, rural health and schools and libraries USF programs, the allowance for doubtful receivables, impairment and useful lives of intangible assets, accruals for unbilled costs, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our December 31, 2011 annual report on Form 10-K.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements.  A complete discussion of our significant accounting policies can be found in note 1 in the accompanying “Condensed Notes to Interim Consolidated Financial Statements” and in Part II of our December 31, 2011 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under this Agreement bear interest at LIBOR plus 4.0% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility) for the revolving portion and LIBOR plus 2.5% for the term portion.  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of March 31, 2012, we have borrowed $60.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $600,000 of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time for the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.  In addition we are involved in the following matter:

•
In August 2010, a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  As of March 31, 2012, all claims paid out have been covered by insurance and were recorded net of these recoveries in our Consolidated Income Statements.  While some of the claims have been resolved, we cannot predict the likelihood or nature of the total remaining claims, including environmental remediation, related to the accident.

Item 6. Exhibits

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

101
The following materials from GCI, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Stockholder's Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, INC.

Signature	Title	Date

/s/ G. Wilson Hughes	President and Director	May 3, 2012
G. Wilson Hughes	(Principal Executive Officer)

/s/ John M. Lowber	Secretary, Treasurer and Director	May 3, 2012
John M. Lowber	(Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	May 3, 2012
Lynda L. Tarbath	Officer (Principal Accounting Officer)