Form 10-Q
period 2012-06-30
GCI INC
filed 2012-08-06
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of June 30, 2012 and December 31, 2011	4

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011	6

	Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2012 and 2011	7

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011	8

	Condensed Notes to Interim Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 6.	Exhibits	46

Other items are omitted, as they are not applicable.

SIGNATURES		47

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)
	June 30,	December 31,
ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$19,110	27,730

Receivables	161,840	141,827
Less allowance for doubtful receivables	3,199	5,796
Net receivables	158,641	136,031

Deferred income taxes	15,555	15,555
Prepaid expenses	9,302	7,899
Inventories	16,023	7,522
Other current assets	3,366	3,631
Total current assets	221,997	198,368

Property and equipment in service, net of depreciation	822,859	849,121
Construction in progress	71,668	42,918
Net property and equipment	894,527	892,039

Cable certificates	191,635	191,635
Goodwill	74,883	74,883
Wireless licenses	25,967	25,967
Restricted cash	14,804	15,910
Other intangible assets, net of amortization	16,344	15,835
Deferred loan and senior notes costs, net of amortization of $3,697 and $2,880 at June 30, 2012 and December 31, 2011, respectively	11,917	12,812
Other assets	14,777	17,214
Total other assets	350,327	354,256
Total assets	$1,466,851	1,444,663

See accompanying condensed notes to interim consolidated financial statements.

		(Continued)

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

(Amounts in thousands)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2012	2011

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$7,612	8,797
Accounts payable	39,382	41,353
Deferred revenue	25,018	22,003
Accrued payroll and payroll related obligations	21,533	22,126
Accrued interest	6,753	6,680
Accrued liabilities	15,216	11,423
Subscriber deposits	1,346	1,250
Total current liabilities	116,860	113,632

Long-term debt, net	874,505	858,031
Obligations under capital leases, excluding current maturities	75,777	78,605
Obligation under capital lease due to related party, excluding current maturity	1,893	1,893
Deferred income taxes	119,350	114,234
Long-term deferred revenue	86,096	81,822
Other liabilities	24,082	24,456
Total liabilities	1,298,563	1,272,673

Commitments and contingencies
Stockholder's equity:
Class A common stock (no par). Authorized 10 shares;
issued and outstanding 0.1 shares each at June 30, 2012, and December 31, 2011	206,622	206,622
Paid-in capital	65,252	61,841
Retained deficit	(119,540)	(112,781)
Total GCI, Inc. stockholder's equity	152,334	155,682
Non-controlling interest	15,954	16,308
Total stockholder's equity	168,288	171,990
Total liabilities and stockholder's equity	$1,466,851	1,444,663

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2012	2011	2012	2011
Revenues	$176,104	168,089	348,011	332,866
Cost of goods sold (exclusive of depreciation and
amortization shown separately below)	58,073	57,314	114,933	111,070
Selling, general and administrative expenses	60,048	57,697	123,030	116,590
Depreciation and amortization expense	33,350	30,779	65,730	62,645
Operating income	24,633	22,299	44,318	42,561
Other income (expense):
Interest expense (including amortization
of deferred loan fees)	(16,948)	(17,294)	(34,103)	(34,746)
Loss on extinguishment of debt	-	(9,111)	-	(9,111)
Interest income	4	4	6	8
Other	84	(9)	(47)	(33)
Other expense, net	(16,860)	(26,410)	(34,144)	(43,882)
Income (loss) before income tax (expense) benefit	7,773	(4,111)	10,174	(1,321)
Income tax (expense) benefit	(3,968)	2,067	(5,117)	676
Net income (loss)	3,805	(2,044)	5,057	(645)
Net loss attributable to non-controlling interest	177	-	354	-
Net income (loss) attributable to GCI, Inc.	$3,982	(2,044)	5,411	(645)

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Amounts in thousands)	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Deficit	Non- controlling Interest	Total Stockholder's Equity
Balances at January 1, 2011	100	$206,622	54,574	(63,390)	-	197,806
Net loss	-	-	-	(645)	-	(645)
Distribution to General Communication, Inc.	-	-	-	(21,312)	-	(21,312)
Contribution from General Communication, Inc	-	-	2,977	-	-	2,977
Balances at June 30, 2011	100	$206,622	57,551	(85,347)	-	178,826

Balances at January 1, 2012	100	$206,622	61,841	(112,781)	16,308	171,990
Net income (loss)	-	-	-	5,411	(354)	5,057
Distribution to General Communication, Inc.	-	-	-	(12,170)	-	(12,170)
Contribution from General Communication, Inc	-	-	3,411	-	-	3,411
Balances at June 30, 2012	100	$206,622	65,252	(119,540)	15,954	168,288

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

(Amounts in thousands)
	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,057	(645)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	65,730	62,645
Deferred income tax expense (benefit)	5,117	(676)
Share-based compensation expense	2,595	2,840
Loss on extinguishment of debt	-	9,111
Other noncash income and expense items	3,695	4,563
Change in operating assets and liabilities	(29,054)	(27,996)
Net cash provided by operating activities	53,140	49,842
Cash flows from investing activities:
Purchases of property and equipment	(59,950)	(71,892)
Purchases of other assets and intangible assets	(3,274)	(3,247)
Restricted cash	1,106	-
Other	-	233
Net cash used in investing activities	(62,118)	(74,906)
Cash flows from financing activities:
Borrowing on Senior Credit Facility	30,000	68,000
Repayment of debt and capital lease obligations	(20,790)	(348,873)
Net distribution to General Communication, Inc.	(12,101)	(21,312)
Borrowing of other long-term debt	3,249	2,841
Issuance of 2021 Notes	-	325,000
Payment of Senior Notes call premiums	-	(4,728)
Payment of debt issuance costs	-	(3,272)
Net cash provided by financing activities	358	17,656
Net decrease in cash and cash equivalents	(8,620)	(7,408)
Cash and cash equivalents at beginning of period	27,730	31,777
Cash and cash equivalents at end of period	$19,110	24,369

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

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

ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” amended current guidance to achieve common fair value measurement and disclosure requirements in GAAP and IFRS.  The amendments generally represent clarification of FASB Accounting Standards Codification Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.   The adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on our income statements, financial position or cash flows.

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

(f)	Earnings per Share
We are a wholly owned subsidiary of GCI and, accordingly, are not required to present earnings per share. Our common stock is not publicly traded.

(g)	Revenue Recognition
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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Remote High Cost Support
The High Cost Order mandated that as of January 1, 2012, Remote high cost support is based upon the total 2011 support disbursed to all subject Competitive Eligible Telecommunications Carriers (“CETCs”) (“Statewide Support Cap”).  On January 1, 2012, the rates paid in the Remote areas were mandated and frozen by the USF and cannot exceed $250 per line per month on a study area basis.  Line count growth that causes the Statewide Support Cap to be exceeded triggers a pro rata support payment reduction to all subject Alaska CETCs until the support is reduced down to the Statewide Support Cap amount.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

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

We recorded high cost support revenue under the USF program of $10.0 million and $13.7 million for the three months ended June 30, 2012 and 2011, respectively, and $21.1 million and $26.0 million for the six months ended June 30, 2012 and 2011, respectively.  At June 30, 2012, we have $31.7 million and $5.5 million in Remote and Urban high cost accounts receivable, respectively.

(h)	Use of Estimates
       The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of Cost of Goods Sold, depreciation and the accrual of contingencies and litigation.  Actual results could differ from those estimates.

The accounting estimates related to revenues from the USF high cost Remote area program are dependent on various inputs including our estimate of the Statewide Support Cap, our assessment of the impact of new FCC regulations, and the potential outcome of FCC proceedings.  These inputs are subjective and based on our judgment regarding the outcome of certain variables and are subject to upward or downward adjustment in subsequent periods.  Effective in the fourth quarter of 2011, we changed our high cost support revenue recognition methodology due to the High Cost Order.  See Note 1(g) “Revenue Recognition” above for information.

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

(j)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Surcharges reported gross	$1,399	1,376	2,880	2,800

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(k)	Immaterial Error Correction
During the first quarter of 2012, we identified an error in the depreciable life of one fixed asset.  The error resulted in a $146,000 quarterly or $585,000 annual understatement of depreciation expense in 2007 through 2010 and a corresponding overstatement of net property and equipment in service for the same periods.  In the first and second quarters of 2011 the error resulted in a $146,000 quarterly understatement of depreciation expense and a corresponding overstatement of net property and equipment in service for the same periods.  In the third and fourth quarters of 2011 the error resulted in a $49,000 quarterly overstatement of depreciation expense and a corresponding understatement of net property and equipment in service for the same periods.  The net annual misstatement to 2011 was a $195,000 understatement to depreciation expense and a corresponding overstatement of net property and equipment in service for the same period.    In order to assess materiality of this error we considered Staff Accounting Bulletin (“SAB”) 99, “Materiality” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and determined that the impact of this error on prior period consolidated financial statements was immaterial. Although the error was and continues to be immaterial to prior periods, because of the significance of the out-of-period correction in the first quarter of 2012, we revised our prior period financial statements.  The impact of the immaterial error correction adjustment for the periods presented is as follows (amounts in thousands):

Consolidated Balance Sheet as of December 31, 2011:	As Previously Reported	Adjustment	As Revised
Property and equipment in service, net of depreciation	$851,705	(2,584)	849,121
Net property and equipment	894,623	(2,584)	892,039
Total assets	1,447,247	(2,584)	1,444,663
Deferred income taxes	115,296	(1,062)	114,234
Total liabilities	1,273,735	(1,062)	1,272,673
Retained deficit	(111,259)	(1,522)	(112,781)
Total GCI stockholder's equity	157,204	(1,522)	155,682
Total stockholder's equity	173,512	(1,522)	171,990
Total liabilities and stockholder's equity	1,447,247	(2,584)	1,444,663

Consolidated Statements of Operations for the Three Months Ended June 30, 2011:
Depreciation and amortization expense	30,632	147	30,779
Operating income	22,446	(147)	22,299
Loss before income tax benefit	(3,964)	(147)	(4,111)
Income tax benefit	(2,007)	(60)	(2,067)
Net loss	(1,957)	(87)	(2,044)

Consolidated Statements of Operations for the Six Months Ended June 30, 2011:
Depreciation and amortization expense	62,352	293	62,645
Operating income	42,854	(293)	42,561
Loss before income tax benefit	(1,028)	(293)	(1,321)
Income tax benefit	(556)	(120)	(676)
Net loss	(472)	(173)	(645)

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Consolidated Statement of Stockholder's Equity for the Six Months Ended June 30, 2011:	As Previously Reported	Adjustment	As Revised
Retained deficit, balance at January 1, 2011	(61,983)	(1,407)	(63,390)
Net loss	(472)	(173)	(645)
Retained deficit, balance at June 30, 2011	(83,767)	(1,580)	(85,347)
Total stockholder's equity, balance at January 1, 2011	199,213	(1,407)	197,806
Total stockholder's equity, balance at June 30, 2011	180,406	(1,580)	178,826

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2011:
Net loss	(472)	(173)	(645)
Depreciation and amortization expense	62,352	293	62,645
Income tax benefit	(556)	(120)	(676)

(2)         Consolidated Statements of Cash Flows Supplemental Disclosures

 Changes in operating assets and liabilities consist of (amounts in thousands):

Six Months Ended June 30,	2012	2011
Increase in accounts receivable, net	$(24,272)	(27,245)
Increase in prepaid expenses	(1,403)	(3,191)
Increase in inventories	(8,501)	(719)
Decrease in other current assets	265	206
Decrease in other assets	2,768	1,857
Increase (decrease) in accounts payable	(7,084)	2,361
Increase in deferred revenues	3,015	864
Decrease in accrued payroll and payroll related obligations	(889)	(1,559)
Increase in accrued liabilities	4,304	134
Increase (decrease) in accrued interest	73	(6,130)
Increase (decrease) in subscriber deposits	96	(49)
Increase in long-term deferred revenue	4,274	7,470
Decrease in components of other long-term liabilities	(1,700)	(1,995)
	$(29,054)	(27,996)

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following items are for the six months ended June 30, 2012 and 2011 (amounts in thousands):

Net cash paid or received:	2012	2011
Interest paid, net of amounts capitalized	$34,671	40,614

The following items are non-cash investing and financing activities for the six months ended June 30, 2012 and 2011 (amounts in thousands):

	2012	2011
Non-cash additions for purchases of property and equipment	$12,680	9,388
Deferred compensation distribution denominated in shares	$511	-
Asset retirement obligation additions to property and equipment	$132	123
Asset retirement obligation reductions to property and equipment for revisions to previous estimates	$-	294
Write-off of original issue discount on 2014 Notes	$-	1,530

(3)         Intangible Assets

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization expense	$1,324	1,583	2,625	3,156

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2012	$4,722
2013	3,808
2014	3,036
2015	1,835
2016	670

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(4)         Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2012, and December 31, 2011, the fair values of cash and cash equivalents, net receivables, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at June 30, 2012, and December 31, 2011, follow (amounts in thousands):

	June 30,		December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$959,787	989,096	947,326	942,895
Other liabilities	109,785	108,893	106,002	105,173

    The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair values of the $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021 (“2021 Notes”), the $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019 (“2019 Notes”), Rural Utilities Service debt, CoBank mortgage note payable, and capital leases are based upon quoted market prices for the same or similar issues or on the current rates offered to us for the same remaining maturities.  The fair value of our $50.0 million term loan and $40.0 million revolving credit facility is estimated to approximate the carrying value because this instrument is subject to variable interest rates.

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

Fair Value Measurements
Assets measured at fair value on a recurring basis as of June 30, 2012, and December 31, 2011, are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2012 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$1,662	-	-
Total assets at fair value	$1,662	-	-

December 31, 2011 Assets
Deferred compensation plan assets (mutual funds)	$1,600	-	-
Total assets at fair value	$1,600	-	-

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(5)         Stockholders’ Equity

   Shared-Based Compensation
    GCI’s Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares are issued when stock option agreements are exercised or restricted stock awards are granted.  We have 3.9 million shares available for grant under the Stock Option Plan at June 30, 2012.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

    A summary of option activity under the Stock Option Plan for the six months ended June 30, 2012 is presented below (share amounts in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2012	1,087	$7.27
Exercised	(188)	$7.26
Forfeited	(5)	$6.93
Expired	(11)	$6.14
Outstanding at June 30, 2012	883	$7.29	3.76 years	$ 1,124
Exercisable at June 30, 2012	810	$7.33	3.50 years	$ 1,008

    There were no options granted during the six months ended June 30, 2012 and 2011.  The total fair value of options vested during the six months ended June 30, 2012 and 2011, was $502,000 and $97,000, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the six months ended June 30, 2012 and 2011, were $772,000 and $155,000, respectively.  We received $1.4 million and $285,000 in cash from stock option exercises during the six months ended June 30, 2012 and 2011, respectively.

    A summary of nonvested restricted stock award activity under the Stock Option Plan for the six months ended June 30, 2012, follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2012	1,556	$6.89
Granted	420	$10.53
Vested	(984)	$4.87
Forfeited	(2)	$8.80
Nonvested at June 30, 2012	990	$10.42

    The following is a summary of our share-based compensation expense for the six months ended June 30, 2012 and 2011 (amounts in thousands):

	2012	2011
Employee share-based compensation expense	$2,831	2,968
Adjustment to fair value of liability classified awards	(236)	(128)
Total share-based compensation expense	$2,595	2,840

    Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense was $5.9 million relating to
    990,000 restricted stock awards and $169,000 relating to 67,000 unvested stock options as of June 30, 2012.  We expect to recognize share-based compensation expense over a weighted average period of 1.8 years for stock options and 2.0 years for restricted stock awards.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

    On August 6, 2009, GCI filed a Tender Offer Statement on Schedule TO (“Exchange Offer”) with the SEC.  The Exchange Offer was an offer by GCI to eligible officers, employees and stakeholders, other than officers of GCI who also serve on GCI’s Board of Directors (“Participants”) to exchange, on a grant-by-grant basis, their outstanding eligible stock options that were granted under our Stock Option Plan, whether vested or unvested, for shares of restricted stock of GCI Class A common stock that we granted under the Stock Option Plan (“Restricted Stock”). GCI issued 1,908,890 shares of Restricted Stock to Participants in accordance with the terms of the
    Exchange Offer.  In accordance with the terms of the Restricted Stock agreement, one-half of the Restricted Stock received in exchange for eligible options vested on December 20, 2011, and the remainder vested on
    February 28, 2012.

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

    Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and six months ended June 30, 2012 and 2011 are allocated to our segments using segment margin for the years ended December 31, 2011 and 2010, respectively.  Bad debt expense for the three and six months ended June 30, 2012 and 2011 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three and six months ended June 30, 2012 and 2011, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

    We evaluate performance and allocate resources based on earnings before depreciation and amortization, net interest expense, income taxes, share-based compensation expense, accretion expense, loss attributable to non-
    controlling interest, and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization, net interest expense, and income taxes
    (“EBITDA”) are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting
    Policies” of this Form 10-Q.  Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

   We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

   Summarized financial information for our reportable segments for the three and six months ended June 30, 2012 and 2011 follows (amounts in thousands):

Three months ended June 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2012
Revenues:
Intersegment	$(168)	82	1,426	-	59	1,399
External	88,495	26,017	34,466	21,717	5,409	176,104
Total revenues	88,327	26,099	35,892	21,717	5,468	177,503
Adjusted EBITDA	$24,008	13,442	8,625	12,063	1,283	59,421

2011
Revenues:
Intersegment	$-	-	1,416	-	44	1,460
External	88,554	25,151	34,216	14,639	5,529	168,089
Total revenues	88,554	25,151	35,632	14,639	5,573	169,549
Adjusted EBITDA	$28,258	12,344	7,401	5,709	1,221	54,933

Six months ended June 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2012
Revenues:
Intersegment	$356	165	2,811	-	98	3,430
External	176,307	51,205	68,807	40,746	10,946	348,011
Total revenues	176,663	51,370	71,618	40,746	11,044	351,441
Adjusted EBITDA	$48,802	25,852	17,066	20,312	2,218	114,250

2011
Revenues:
Intersegment	$-	-	2,825	-	113	2,938
External	176,971	50,248	66,045	28,634	10,968	332,866
Total revenues	176,971	50,248	68,870	28,634	11,081	335,804
Adjusted EBITDA	$56,651	24,224	14,063	11,420	1,921	108,279

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reportable segment revenues	$177,503	169,549	351,441	335,804
Less intersegment revenues eliminated in consolidation	1,399	1,460	3,430	2,938
Consolidated revenues	$176,104	168,089	348,011	332,866

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

   A reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income taxes follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reportable segment Adjusted EBITDA	$59,421	54,933	114,250	108,279
Less depreciation and amortization expense	(33,350)	(30,779)	(65,730)	(62,645)
Less share-based compensation expense	(865)	(1,670)	(2,595)	(2,840)
Less non-cash contribution expense	(160)	-	(960)	-
Less net loss attributable to non-controlling interest	(177)	-	(354)	-
Plus net loss (income) attributable to equity investment	(84)	9	47	33
Less accretion expense	(152)	(194)	(340)	(266)
Consolidated operating income	24,633	22,299	44,318	42,561
Less other expense, net	(16,860)	(26,410)	(34,144)	(43,882)
Consolidated income (loss) before income tax (expense) benefit	$7,773	(4,111)	10,174	(1,321)

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

    In connection with the NMTC transaction we loaned $58.3 million to TIF, a special purpose entity created to effect the financing arrangement, at 1% interest due August 30, 2041.  Simultaneously, US Bancorp invested $22.4 million in TIF, and as such, is entitled to substantially all of the benefits derived from the NMTCs. TIF then contributed US Bancorp’s contribution and the loan proceeds to certain CDEs.  The CDEs, in turn, loaned $76.8 million in funds less payment of fees, at interest rates varying from 1% to 3.96%, to Unicom, our wholly owned subsidiary, as partial financing for TERRA-NW.  The loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $14.8 million held by Unicom at June 30, 2012, is included in our Consolidated Balance Sheet.  We began construction on TERRA-NW in 2012 and expect to complete the project in 2014 or earlier if possible.

    This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase US Bancorp’s interest in TIF. We believe that US Bancorp will exercise the put option in August 2018 at the end of the compliance period.  The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of June 30, 2012.  The value attributed to the put/call is nominal.

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

    The following table summarizes the impact of the consolidated VIE as of June 30, 2012 (amounts in thousands):

Assets		Equity
Carrying Value	Classification	Carrying Value	Classification
$14,804	Restricted cash	$15,954	Non-controlling interest
1,742	Construction in progress	592	Retained earnings attributable to GCI, Inc. common stockholders
$16,546		$16,546

(8)         Commitments and Contingencies

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty we do not expect, at this time, that the resolution of them will have a material adverse effect on our financial position, results of operations or liquidity.  In addition we are involved in the following matters:

•
In September 2008, the FCC's Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates. On January 18, 2011 we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and granted us a broad release of claims including those under the False Claims Act.  The $1.6 million contribution was recognized in our 2008 through 2010 income statements and was paid in January 2011; and

•
In August 2010, a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  As of June 30, 2012, all claims paid out have been covered by insurance and were recorded net of these recoveries in our Consolidated Statements of Operations.  While most of the claims have been resolved, we cannot predict the likelihood or nature of the remaining potential environmental remediation claim related to the accident.

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

Lifeline Support
On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the Universal Service Administrative Company (“USAC”) and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates.  We participate in the Lifeline program and recognized $3.9 million and $8.0 million in Lifeline program support revenue during the three and six months ended June 30, 2012, respectively.  Following are the significant reforms included in the order:

•
The order adopted on an interim basis a flat rate of $9.25 to replace the support previously available under Tier I through Tier III support mechanisms as defined by USAC.  The replacement support reduces the wireless subscriber per line support $0.75 and will take effect in August 2012.  This change will not have a material impact on our income statement, financial position or cash flows.  The FCC intends to further investigate whether this support amount is reasonable over the long term in the further rulemaking.

•
The order adopted a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012 to be completed by the end of 2012.  We began the annual recertification process and continue to evaluate whether this new rule will have a material impact on our income statement, financial position or cash flows.

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

As a related matter, in April 2012 the RCA issued a notice of inquiry to consider whether to modify the state-funded component of Lifeline support, which is currently $3.50 per month.   In May 2012 we responded in favor of preserving the current level of support.  We cannot predict the outcome of the support review proceedings or the impact on our income statement, financial position or cash flows.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Wireless Acquisition
On June 4, 2012, we entered into an Asset Purchase and Contribution Agreement (“Wireless Agreement”) by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS (“ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and The Alaska Wireless Network, LLC, a wholly owned subsidiary of GCI (“AWN”), pursuant to which the parties have agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN.    We entered into this agreement to provide a robust, statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon and AT&T in Alaska.  After the transaction closes AWN will provide wholesale services to GCI and ACS.  GCI and ACS will use the AWN network in order to continue to sell services to their respective retail customers.  GCI and ACS will continue to compete against each other and other wireless providers in the retail market.

Under the terms of the Wireless Agreement, we agreed to purchase certain wireless network assets from ACS and its affiliates for $100.0 million and we will contribute the purchased assets, our wireless network assets and certain Indefeasible Right to Use (“IRU”) capacity to AWN.  ACS also agreed to contribute its remaining wireless network assets and certain IRU capacity to AWN.  Upon the contribution of assets to AWN, ACS Member will own one-third of AWN and we will own two-thirds of AWN.  ACS Member will be entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations and we will be entitled to all remaining cash distributions during that period.  We anticipate that the $190.0 million preferential distributions to ACS will constitute approximately $60.0 million in distributions over the distributions otherwise attributable to their ownership percentage during such period.  Following the initial four year period, we and ACS Member will receive distributions proportional to our ownership interests.  We are evaluating the accounting treatment for this transaction.

The closing of the transactions is subject to the satisfaction of customary closing conditions, including the receipt of required governmental and third party consents and approvals and the expiration of any applicable waiting periods under competition laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The transactions are expected to close by the second quarter of 2013.

IRU Non-monetary Exchange
On June 4, 2012, we entered into an agreement to exchange IRU capacity with ACS.  Under the agreement we will give to ACS a 10-gigabit wavelength of capacity on our Alaska United-West undersea fiber optic cable which extends from Alaska to the contiguous United States in exchange for a 10-gigabit wavelength of capacity on one of ACS’ undersea fiber optic cables which extends from Alaska to the contiguous United States.  Subject to sufficient capacity, another 10-gigabit wavelength of capacity on each undersea fiber optic cable will be exchanged annually for the following four years for a total possible exchange of a 50-gigabit wavelength of capacity.  At June 30, 2012, we determined this to be an executory contract and expect to record the transaction when the exchange is complete in the third quarter of 2012.

(9)	Subsequent Event

On July 31, 2012, GCI Holdings, Inc. (“Holdings”), our wholly owned subsidiary, entered into an Add-On Term Loan Supplement No. 3 (“Supplement No. 3”) to our Senior Credit Facility.  The Supplement No. 3 provided for an additional $30.0 million term loan with an initial interest rate of LIBOR plus 2.5%, payable in accordance with the terms of our Senior Credit Facility.  Holdings used the term loan proceeds to pay down revolving loans under our Senior Credit Facility, thus increasing availability under the revolving portion of our Senior Credit Facility.

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

Emerging Growth Company
We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted on April 5, 2012.  As a result, we are permitted to rely on exemptions from certain disclosure requirements that are applicable to companies that are not emerging growth companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

On June 4, 2012, we entered into an Asset Purchase and Contribution Agreement (“Wireless Agreement”) by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS (“ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and The Alaska Wireless Network, LLC, a wholly owned subsidiary of GCI (“AWN”), pursuant to which the parties have agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN.  We entered into this agreement to provide a robust, statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon and AT&T in Alaska.  After the transaction closes AWN will provide wholesale services to GCI and ACS.  GCI and ACS will use the AWN network in order to continue to sell services to their respective retail customers.  GCI and ACS will continue to compete against each other and other wireless providers in the retail market.

Under the terms of the Wireless Agreement, we agreed to purchase certain wireless network assets from ACS and its affiliates for $100.0 million and we will contribute the purchased assets, our wireless network assets and certain IRU capacity to AWN.  ACS also agreed to contribute its remaining wireless network assets and certain IRU capacity to AWN.  Upon the contribution of assets to AWN, ACS Member will own one-third of AWN and we will own two-thirds of AWN.  ACS Member will be entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations and we will be entitled to all remaining cash distributions during that period.  We anticipate that the $190.0 million preferential distributions to ACS will constitute approximately $60.0 million in distributions over the distributions otherwise attributable to their ownership percentage during such period.  Following the initial four year period, we and ACS Member will receive distributions proportional to our ownership interests.  We are evaluating the accounting treatment for this transaction.

The closing of the transactions is subject to the satisfaction of customary closing conditions, including the receipt of required governmental and third party consents and approvals and the expiration of any applicable waiting periods under competition laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The transactions are expected to close by the second quarter of 2013.

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

As an eligible telecommunications carrier (“ETC”), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high cost areas. On November 29, 2011, the Federal Communications Commission (“FCC”) published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers (“High Cost Order”).  The High Cost Order defined Urban and Remote areas and divided support to Alaska between these two areas.  Support for competitive eligible telecommunications carriers (“CETCs”) serving Urban areas that generally include Anchorage, Fairbanks, and Juneau will follow national reforms, with capped support per provider per service area as of January 1, 2012, and commencing a five-step phase-down on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations has been capped and will be distributed on a per-line basis until the later of July 1, 2014, or the implementation of a successor funding mechanism.  A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by a substantial reduction of USF support.

The High Cost Order Remote and Urban program changes primarily impacted our Consumer segment.  We expect that the High Cost Order Remote and Urban program changes will decrease our year ending December 31, 2012 revenue approximately $4.0 million as compared to the year ended December 31, 2011.  At June 30, 2012, we have $31.7 million and $5.5 million in Remote and Urban high cost accounts receivable, respectively.

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

Results of Operations

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage			Percentage
	Three Months Ended		Change1	Six Months Ended		Change1
	June 30,		2012	June 30,		2012
	2012	2011	vs. 2011	2012	2011	vs. 2011

Statements of Operations Data:
Revenues:
Consumer segment	50%	53%	0%	51%	53%	0%
Network Access segment	15%	15%	3%	15%	15%	2%
Commercial segment	20%	20%	1%	20%	20%	4%
Managed Broadband segment	12%	9%	48%	11%	9%	42%
Regulated Operations segment	3%	3%	(2%)	3%	3%	0%
Total revenues	100%	100%	5%	100%	100%	5%
Selling, general and administrative expenses	34%	34%	4%	35%	35%	6%
Depreciation and amortization expense	19%	18%	8%	19%	19%	5%
Operating income	14%	13%	10%	13%	13%	4%
Other expense, net	10%	16%	(36%)	10%	13%	(22%)
Income (loss) before income tax (expense) benefit	4%	(2%)	289%	3%	0%	870%
Net income (loss)	2%	(1%)	286%	1%	0%	884%
Net income (loss) attributable to GCI	2%	(1%)	295%	2%	0%	939%

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

Three Months Ended June 30, 2012 (“second quarter of 2012”) Compared to Three Months Ended June 30, 2011 (“second quarter of 2011”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 5% from $168.1 million in the second quarter of 2011 to $176.1 million in the second quarter of 2012.  Revenue increases in our Network Access, Commercial and Managed Broadband segments were partially off-set by decreased revenue in our Regulated Operations segment.  Our Consumer segment revenue was flat.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 1% from $57.3 million in the second quarter of 2011 to $58.1 million in the second quarter of 2012.  Cost of Goods Sold increases in our Consumer and Regulated segments were partially off-set by decreased Cost of Goods Sold in our Network Access, Commercial and Managed Broadband segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 50% of the second quarter of 2012 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):
	Second Quarter of		Percentage
	2012	2011	Change
Voice	$10,483	13,625	(23%)
Video	29,235	29,546	(1%)
Data	21,523	17,257	25%
Wireless	27,254	28,126	(3%)
Total Consumer segment revenue	$88,495	88,554	0%

Consumer segment Cost of Goods Sold represented 52% of the second quarter of 2012 consolidated Cost of Goods Sold.  The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):
	Second Quarter of		Percentage
	2012	2011	Change
Voice	$2,294	2,711	(15%)
Video	12,739	13,453	(5%)
Data	1,299	1,488	(13%)
Wireless	14,255	10,359	38%
Total Consumer segment Cost of Goods Sold	$30,587	28,011	9%

Consumer segment Adjusted EBITDA, representing 40% of the second quarter of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2012	2011	Change
Consumer segment Adjusted EBITDA	$24,008	28,258	(15%)

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2012	2011	Change
Voice:
Total local access lines in service1	74,400	82,300	(10%)
Local access lines in service on GCI facilities1	69,300	75,900	(9%)
Video:
Basic subscribers2	122,500	126,900	(3%)
Digital programming tier subscribers3	72,200	77,400	(7%)
HD/DVR converter boxes4	88,400	87,700	1%
Homes passed	242,400	239,000	1%
Average monthly revenue per subscriber5	$78.89	$76.47	3%
Data:
Cable modem subscribers6	111,700	105,400	6%
Wireless:
Wireless lines in service7	124,800	126,400	(1%)
Average monthly revenue per subscriber8	$67.69	$70.52	(4%)

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

Consumer Segment Revenues

As discussed in the General Overview section of this Item 2 the FCC published the High Cost Order in November 2011.  We expect that the High Cost Order Remote and Urban program changes will result in decreased Consumer Segment Voice revenue of approximately $1.6 million and decreased Consumer Segment Wireless revenue of approximately $1.7 million for the year ending December 31, 2012, as compared to the year ended December 31, 2011.

On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the Universal Service Administrative Company (“USAC”) and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates.  We participate in the Lifeline program and recognized $3.9 million in Consumer Wireless Lifeline program support revenue during the three months ended June 30, 2012.  Following are the reforms included in the order that we expect to impact Consumer Segment Wireless revenue in the year ending December 31, 2012:

•
The order adopted on an interim basis a flat rate of $9.25 to replace the support previously available under Tier I through Tier III support mechanisms as defined by USAC.  The replacement support reduces the wireless subscriber per line support $0.75 and will take effect in August 2012.  This change will not have a material impact on our income statement.  The FCC intends to further investigate whether this support amount is reasonable over the long term in further rulemaking.

•
The order adopted a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012 to be completed by the end of 2012.  We began the annual recertification process and continue to evaluate whether this new rule will have a material impact on our income statement, financial position or cash flows.

As a related matter, in April 2012 the RCA issued a notice of inquiry to consider whether to modify the state-funded component of Lifeline support, which is currently $3.50 per month.  In May 2012 we responded in favor of preserving the current level of support.  We cannot predict the outcome of the support review proceedings or the impact on our income statement, financial position or cash flows.

The decrease in voice revenue is primarily due to:
•
A 35% decrease in local service high cost support to $1.9 million due to the changes in the high cost support program as discussed above, changes in the variables used to calculate our estimate and a decrease in subscribers,

•	A 21% decrease in local service plan fee revenue to $4.1 million due to decreased subscribers and a rate decrease to one of our popular plans; and
•
A 44% decrease in long distance usage revenue to $617,000 due to the lower rates mandated by the Intrastate Access Reform Act (“Intrastate Access Reform”) which went into effect in the third quarter of 2011 along with our introduction of a popular new plan offering unlimited interstate and intrastate calling.

The increase in data revenue is primarily due to:
•	A 22% increase in cable modem revenue to $18.4 million due to increased subscribers, rate increases in May 2011 and our subscribers’ selection of plans that offer higher speeds; and
•	An 82% increase in excess usage revenue to $2.9 million due to customers moving from plans with unlimited usage to plans with limited usage.

The decrease in wireless revenue is primarily due to a 23% decrease in wireless high cost support to $7.5 million due to the changes in the high cost support program as discussed above, and changes in the variables used to calculate our estimate and a decrease in subscribers.  The decrease is partially offset by increases in plan fee and wireless handset equipment sale revenues.

Consumer Segment Cost of Goods Sold
The decrease in video Cost of Goods Sold is primarily due to decreased costs resulting from programming changes and a decrease in subscribers.

The wireless Cost of Goods Sold increase is primarily due to increased costs for roaming, increased costs for wireless handset equipment sales and increased costs due to an increase in data usage by our customers.  The increase in roaming costs is due to the end of free network service as discussed above in the General Overview section of this Item 2.  The increase in handset sales is due to an increased number of premium wireless smartphone handsets which have higher costs and an increased number of handsets issued to new customers and those extending their service.  This increase in smartphones resulted in an increase in data usage.

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

Network Access Segment Overview
Network access segment revenue represented 15% of 2012 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2012	2011	Change
Voice	$5,962	5,441	10%
Data	13,412	15,023	(11%)
Wireless	6,643	4,687	42%
Total Network Access segment revenue	$26,017	25,151	3%

Network Access segment Cost of Goods Sold represented 11% of the second quarter of 2012 consolidated Cost of Goods Sold.  The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2012	2011	Change
Voice	$2,410	3,131	(23%)
Data	3,458	3,164	9%
Wireless	318	281	13%
Total Network Access segment Cost of Goods Sold	$6,186	6,576	(6%)

Network Access segment Adjusted EBITDA, representing 23% of the second quarter of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2012	2011	Change
Network Access segment Adjusted EBITDA	$13,442	12,344	9%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Network Access Segment Revenues
The increase in wireless revenue is primarily due to an increase in data usage by our roaming partners’ customers.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of goods Sold is primarily due to Intrastate Access Reform which eliminated the incumbent local exchange carrier’s (“ILEC”) ability to bill long distance carriers for certain intrastate line charges.

Network Access Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to increased revenue as described above in “Network Access Segment Revenues” and decreased Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold.”  These changes were partially offset by an increase in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to an increase in the consolidated selling, general and administrative expense.

Commercial Segment Overview
Commercial segment revenue represented 20% of the second quarter of 2012 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2012	2011	Change
Voice	$6,804	7,340	(7%)
Video	3,236	2,936	10%
Data	21,917	21,518	2%
Wireless	2,509	2,422	4%
Total Commercial segment revenue	$34,466	34,216	1%

Commercial segment Cost of Goods Sold represented 27% of the second quarter of 2012 consolidated Cost of Goods Sold.  The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2012	2011	Change
Voice	$2,505	3,622	(31%)
Video	492	549	(10%)
Data	10,784	11,681	(8%)
Wireless	1,721	1,080	59%
Total Commercial segment Cost of Goods Sold	$15,502	16,932	(8%)

Commercial segment Adjusted EBITDA, representing 15% of the second quarter of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2012	2011	Change
Commercial segment Adjusted EBITDA	$8,625	7,401	17%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Commercial segment follow:

	June 30,		Percentage
	2012	2011	Change
Voice:
Total local access lines in service1	51,800	50,800	2%
Local access lines in service on GCI facilities1	30,200	27,000	12%

Data:
Cable modem subscribers2	11,800	11,000	7%

Wireless:
Wireless lines in service3	16,200	14,600	11%

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

The decrease in data Cost of Goods Sold is primarily due to a $632,000 or 7% decrease in managed services project Cost of Goods Sold related to a reduction in special project work.

The increase in wireless Cost of Goods Sold is primarily due to increased costs for roaming due to the end of free network service as discussed above in the General Overview section of this Item 2.

Commercial Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to decreased Cost of Goods Sold as described above in “Commercial Segment Cost of Goods Sold.”  This decrease was partially offset by an increase in the selling, general and administrative expense that was allocated to our Commercial segment due to an increase in consolidated selling, general and administrative expense.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and Adjusted EBITDA represented 12%, 7% and 20% of second quarter of 2012 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 48% to $21.7 million in the second quarter of 2012 as compared to the second quarter of 2011. The increase is primarily due to:

•	A $5.4 million increase in monthly contract revenue due to increased data network capacity purchased by our ConnectMD® and SchoolAccess® customers, and
•
Recognition of $1.6 million in previously denied funding from the USAC for one ConnectMD® customer for the funding year July 2008 to June 2009.  We had appealed the funding denial and received notice during the second quarter of 2012 that our appeal was successful and the funding was reinstated.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA increased 111% to $12.1 million in the second quarter of 2012 primarily due to an increase in revenue as described above in "Managed Broadband Segment Revenues," partially offset by an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment.  The increase in selling, general and administrative expense is primarily due to an increase in the 2011 segment margin upon which the selling, general and administrative expense allocation is based and an increase in consolidated selling, general and administrative expense.

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

A selected key performance indicator for our Regulated Operations segment follows:

	June 30,		Percentage
	2012	2011	Change
Voice:
Total local access lines in service on GCI facilities1	8,700	9,400	(7%)

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $5.5 million in the second quarter of 2011 to $5.4 million in the second quarter of 2012.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $1.2 million in the second quarter of 2011 to $1.5 million in the second quarter of 2012.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA increased from $1.2 million in the second quarter of 2011 to $1.3 million in the second quarter of 2012.

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.4 million to $60.0 million in the second quarter of 2012.  Individually significant items contributing to the increase include:

•	$1.8 million in transaction costs related to the AWN agreements as discussed in the General Overview section of this Item 2,
•	A $1.1 million increase in labor costs, and
•	An $849,000 increase in our company-wide success sharing bonus accrual.

These increases were partially offset by a $790,000 decrease in share-based compensation expense and a $541,000 decrease in bad debt expense.  The decrease in bad expense is due to the absence of an increase in the age of certain accounts that had occurred in the second quarter of 2011 due to our focus on the transition to our new cable video billing system implemented in the fourth quarter of 2010.

As a percentage of total revenues, selling, general and administrative expense was 34% in the second quarters of 2011 and 2012.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.6 million to $33.4 million in the second quarter of 2012 primarily due to new assets placed in service in 2011 partially offset by assets which became fully depreciated during 2012.

Other Expense, Net
Other expense, net of other income, decreased 36% to $16.9 million in the second quarter of 2012 primarily due to the absence of a $9.1 million loss on extinguishment of debt.  On May 23, 2011, GCI, Inc., our wholly owned subsidiary, completed an offering of $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021 (“2021 Notes”).  We used the net proceeds from this offering to repay and retire all of our outstanding 2014 Notes.

Income Tax Expense (Benefit)
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

Income tax expense (benefit) totaled $4.0 million and ($2.1) million in the second quarters of 2012 and 2011, respectively.  Our effective income tax rate increased from 50% in the second quarter of 2011 to 51% in the second quarter of 2012.

At June 30, 2012, we have income tax net operating loss carryforwards of $309.9 million that will begin expiring in 2019 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $127.4 million associated with income tax net operating losses that were generated from 1999 to 2012 and that expire from 2019 to 2032, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 48% to 53% in the year ending December 31, 2012, primarily due to the large amount of permanent differences expected in 2012 as compared to our net income before income tax expense.

Six Months Ended June 30, 2012 (“2012”) Compared to Six Months Ended June 30, 2011 (“2011”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 5% from $332.9 million in 2011 to $348.0 million in 2012.  Revenue increased in our Network Access, Commercial and Managed Broadband segments and was flat in our Consumer and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 3% from $111.1 million in 2011 to $114.9 million in 2012.  Cost of Goods Sold increases in our Consumer, Managed Broadband and Regulated Operations segments were partially off-set by decreased Cost of Goods Sold in our Network Access and Commercial segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 51% of 2012 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):
			Percentage
	2012	2011	Change
Voice	$21,763	27,377	(21%)
Video	58,257	59,885	(3%)
Data	41,972	33,958	24%
Wireless	54,315	55,751	(3%)
Total Consumer segment revenue	$176,307	176,971	0%

Consumer segment Cost of Goods Sold represented 51% of 2012 consolidated Cost of Goods Sold.  The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$4,642	5,639	(18%)
Video	25,528	26,988	(5%)
Data	2,846	2,914	(2%)
Wireless	26,189	19,778	32%
Total Consumer segment Cost of Goods Sold	$59,205	55,319	7%

Consumer segment Adjusted EBITDA, representing 42% of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Consumer segment Adjusted EBITDA	$48,802	56,651	(14%)

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2012	2011	Change
Video:
Average monthly revenue per subscriber1	$78.32	$77.10	2%
Wireless:
Average monthly revenue per subscriber2	$68.13	$70.24	(3%)

1 Average monthly consumer video revenues divided by the average of consumer basic subscribers at the beginning and end of each month in the period.
2 Average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of each month in the period.

Consumer Segment Revenues

As discussed in the General Overview section of this Item 2 the FCC published the High Cost Order in November 2011.  We expect that the High Cost Order Remote and Urban program changes will result in decreased Consumer Segment Voice revenue of approximately $1.6 million and decreased Consumer Segment Wireless revenue of approximately $1.7 million for the year ending December 31, 2012, as compared to the year ended December 31, 2011.

On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking as discussed earlier in this Item 2.  We participate in the Lifeline program and have recognized $8.0 million in Consumer Wireless Lifeline program support revenue in the six months ended June 30, 2012.

The decrease in voice revenue is primarily due to:
•
A 28% decrease in local service high cost support to $4.2 million due to the changes in the high cost support program as discussed above, changes in the variables used to calculate our estimate and a decrease in subscribers,

•	A 19% decrease in local service plan fee revenue to $8.5 million due to decreased subscribers and a rate decrease to one of our popular plans; and
•
A 42% decrease in long distance usage revenue to $1.3 million due to the lower rates mandated by the Intrastate Access Reform which went into effect in the third quarter of 2011 along with our introduction of a popular new plan offering unlimited interstate and intrastate calling.

The increase in data revenue is primarily due to:
•	A 20% increase in cable modem revenue to $36.1 million due to increased subscribers, rate increases in May 2011 and our subscribers’ selection of plans that offer higher speeds; and
•	An 88% increase in excess usage revenue to $4.8 million due to customers moving from plans with unlimited usage to plans with limited usage.

The decrease in wireless revenue is primarily due to a 16% decrease in wireless high cost support to $15.8 million due to the changes in the high cost support program as discussed above, and changes in the variables used to calculate our estimate, and a decrease in subscribers.  The decrease is partially offset by increases in plan fee and wireless handset equipment sale revenues.

Consumer Segment Cost of Goods Sold
The decrease in video Cost of Goods Sold is primarily due to decreased costs resulting from programming changes and a decrease in subscribers.

The wireless Cost of Goods Sold increase is primarily due to increased costs for roaming, increased costs for wireless handset equipment sales, increased costs due to an increase in data usage by our customers and a change in the allocation of network maintenance costs.  The increase in roaming costs is due to the end of free network service as discussed above in the General Overview section of this Item 2.  The increase in handset sales is due to an increased number of premium wireless smartphone handsets which have higher costs and an increased number of handsets issued to new customers and those extending their service.  This increase in smartphones resulted in an increase in data usage.  The change in allocation of network maintenance costs resulted in an increase to our Consumer segment and a decrease to our Network Access, Commercial and Managed Broadband segments.

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

Network Access Segment Overview
Network access segment revenue represented 15% of 2012 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$11,526	11,911	(3%)
Data	27,765	29,995	(7%)
Wireless	11,914	8,342	43%
Total Network Access segment revenue	$51,205	50,248	2%

Network Access segment Cost of Goods Sold represented 11% of 2012 consolidated Cost of Goods Sold.  The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$4,683	6,381	(27%)
Data	6,954	6,358	9%
Wireless	572	502	14%
Total Network Access segment Cost of Goods Sold	$12,209	13,241	(8%)

Network Access segment Adjusted EBITDA, representing 23% of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Network Access segment Adjusted EBITDA	$25,852	24,224	7%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Network Access Segment Revenues
The increase in wireless revenue is primarily due to an increase in data usage by our roaming partners’ customers.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of goods Sold is primarily due to Intrastate Access Reform which eliminated the ILECs’ ability to bill long distance carriers for certain intrastate line charges.

Network Access Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to increased revenue as described above in “Network Access Segment Revenues” and decreased Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold.”  These changes were partially offset by an increase in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to an increase in the consolidated selling, general and administrative expense.

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

			Percentage
	2012	2011	Change
Voice	$13,890	14,913	(7%)
Video	6,356	5,776	10%
Data	43,754	40,613	8%
Wireless	4,807	4,743	1%
Total Commercial segment revenue	$68,807	66,045	4%

Commercial segment Cost of Goods Sold represented 27% of 2012 consolidated Cost of Goods Sold.  The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$5,134	7,513	(32%)
Video	990	1,039	(5%)
Data	22,145	21,138	5%
Wireless	2,933	2,108	39%
Total Commercial segment Cost of Goods Sold	$31,202	31,798	(2%)

Commercial segment Adjusted EBITDA, representing 15% of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Commercial segment Adjusted EBITDA	$17,066	14,063	21%

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

Commercial Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to increased revenue and decreased Cost of Goods Sold as described above in “Commercial Segment Cost of Goods Sold.”  These changes were partially offset by an increase in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to an increase in the consolidated selling, general and administrative expense.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and Adjusted EBITDA represented 11%, 8% and 18% of 2012 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 42% to $40.7 million in 2012 as compared to 2011. The increase is primarily due to:

•	A $9.8 million increase in monthly contract revenue due to increased data network capacity purchased by our ConnectMD® and SchoolAccess® customers, and
•
Recognition of $1.6 million in previously denied funding from the USAC for one ConnectMD® customer for the funding year July 2008 to June 2009.  We had appealed the funding denial and received notice during the second quarter of 2012 that our appeal was successful and the funding was reinstated.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA increased 78% to $20.3 million in 2012 primarily due to an increase in revenue as described above in "Managed Broadband Segment Revenues," partially offset by an increase in the Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment.  The increase in selling, general and administrative expense is primarily due to an increase in the 2011 segment margin upon which the selling, general and administrative expense allocation is based.

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

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $11.0 million in 2011 to $10.9 million in 2012.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $2.2 million in 2011 to $3.2 million in 2012.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA increased from $1.9 million in 2011 to $2.2 million in 2012 primarily due to a decrease in the selling, general and administrative expense which was almost entirely offset by an increase in Cost of Goods Sold.  The decrease in selling, general and administrative expense is primarily due to non-capitalizable TERRA-SW expenses recorded in 2011.

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.4 million to $123.0 million in 2012.  Individually significant items contributing to the increase include:

•	A $2.4 million increase in labor costs,
•	$2.0 million in transaction costs related to the AWN agreements as discussed in the General Overview section of this Item 2,
•	A $1.5 million increase in health benefit costs,
•	A $960,000 increase in contribution expense related to donated services to the University of Alaska, and
•	A $746,000 increase in employer-paid payroll taxes primarily due to a large number of restricted stock awards that vested in 2012 and increased labor costs.

These increases were partially offset by a $914,000 decrease in bad debt expense due to the absence of an increase in the age of certain accounts that had occurred in 2011 due to our focus on the transition to our new cable video billing system implemented in the fourth quarter of 2010.

As a percentage of total revenues, selling, general and administrative expense was 35% in 2011 and 2012.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $3.1 million to $65.7 million in 2012 primarily due to new assets placed in service in 2011 partially offset by assets which became fully depreciated during 2012.

Other Expense, Net
Other expense, net of other income, decreased 22% to $34.1 million in 2012 primarily due to the absence of a $9.1 million loss on extinguishment of debt.  On May 23, 2011, GCI, Inc., our wholly owned subsidiary, completed an offering of $325.0 million in aggregate principal amount of 2021 Notes.  We used the net proceeds from this offering to repay and retire all of our outstanding 2014 Notes.

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

Income tax expense (benefit) totaled $5.1 million and ($676,000) in 2012 and 2011, respectively.  Our effective income tax rate decreased from 51% in 2011 to 50% in 2012, primarily due to an increase in the amount of estimated permanent differences as compared to our estimated net income before income tax expense in 2012 as compared to 2011.

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

As discussed in the General Overview section of this Item 2 we entered into a Wireless Agreement with ACS.  Under the terms of the Wireless Agreement, we agreed to purchase certain wireless network assets from ACS and its affiliates for $100.0 million and we will contribute the purchased assets, our wireless network assets and certain IRU capacity to AWN.  We have also agreed to provide AWN a $50.0 million working capital line of credit.  We expect to finance the asset purchase and working capital line of credit by refinancing our Senior Credit Facility.

ACS Member will be entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations and we will be entitled to all remaining cash distributions during that period.  We anticipate that the $190.0 million preferential distributions to ACS will constitute approximately $60.0 million in distributions over the distributions otherwise attributable to their ownership percentage during such period.  Following the initial four year period, we and ACS Member will receive distributions proportional to our ownership interests.

We will manage AWN and receive a management fee of 4% of free cash flow as defined in the Wireless Agreement in the first two years of operations.  The management fee will increase to 6% in the third and fourth years of the agreement and 8% after the fourth year of the agreement.  The management fee will be paid before distributions to the owners.

In June 2012 we recorded a receivable of $4.5 million related to an Indefeasible Right to Use (“IRU”) sales agreement for which we received payment on July 3, 2012.

As discussed in the General Overview section of this Item 2 the FCC published the High Cost Order in November 2011.  The program changes will impact our liquidity minimally in 2012 and we are evaluating the impact the program changes will have on our liquidity in later years as the FCC considers successor funding mechanisms.  Additionally, in February 2012 the FCC released reforms to the USF’s Lifeline program.  The reforms include a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012 to be completed by the end of 2012.  We began the recertification process and continue to evaluate whether this new rule will have a material impact on our cash flows.

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

We have a remaining non-cancelable agreement to purchase wireless equipment of $5.7 million and $8.1 million during the years ending December 31, 2013 and 2014, respectively.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2012 and 2011, are summarized as follows (amounts in thousands):

	2012	2011
Operating activities	$53,140	49,842
Investing activities	(62,118)	(74,906)
Financing activities	358	17,656
Net decrease in cash and cash equivalents	$(8,620)	(7,408)

Operating Activities
The increase in cash flows provided by operating activities is due primarily to an increase in operating income.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $60.0 million and $71.9 million during 2012 and 2011, respectively.  Our capital expenditures decreased in 2012 primarily due to completion of our TERRA-SW project which was placed in service December 2011.  We expect our 2012 expenditures for property and equipment for our core operations, including construction in progress, to total $145.0 million to $150.0 million, depending on available opportunities and the amount of cash flow we generate during 2012.

Under our TERRA-SW Rural Utilities Service (“RUS”) award, we had total available grant funds of $44.0 million.  We have received $3.1 million in grant funds in 2012 for a total receipt of $38.2 million in grant funds under this award through June 30, 2012, leaving $5.8 million remaining grant funds available as of June 30, 2012.  We have a $1.2 million grant fund receivable recorded as of June 30, 2012.

Financing Activities
Net cash provided by financing activities in 2012 consists primarily of proceeds from borrowings on our Senior Credit Facility and other long-term debt.  These proceeds were almost entirely offset by repayment of other long-term debt and capital lease obligations and repurchases on GCI’s behalf of shares of GCI’s common stock.

Available Borrowings Under Senior Credit Facility
We have a facility which includes a $50.0 million term loan and a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit (“Senior Credit Facility”).  The term loan is fully drawn at June 30, 2012.  Under the revolving portion of the Senior Credit Facility, we have borrowed $40.0 million and have $349,000 of letters of credit outstanding, which leaves $34.7 million available for borrowing as of June 30, 2012.  A total of $90.0 million is outstanding as of June 30, 2012.

On July 31, 2012, GCI Holdings, Inc. (“Holdings”), our wholly owned subsidiary, entered into an Add-On Term Loan Supplement No. 3 (“Supplement No. 3”) to our Senior Credit Facility.  The Supplement No. 3 provided for an additional $30.0 million term loan with an initial interest rate of LIBOR plus 2.5%, payable in accordance with the terms of our Senior Credit Facility.  Holdings used the term loan proceeds to pay down revolving loans under our Senior Credit Facility, thus increasing availability under the revolving portion of our Senior Credit Facility.  After consideration of this transaction, we have $64.7 million available for borrowing under our Senior Credit Facility.

Available TERRA-SW Borrowings Under RUS
Under our TERRA-SW RUS award, we had total available loan funds of $44.2 million.  We have borrowed $3.2 million in loan funds in 2012 for a total borrowing of $38.4 million in loan funds under this award through June 30, 2012, leaving $5.8 million remaining loan funds available as of June 30, 2012.

Debt Covenants
We are subject to covenants and restrictions applicable to our 2021 Notes, our $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019, our Senior Credit Facility, our RUS loans, and our CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, GCI is currently authorized to make up to $93.9 million of repurchases as of June 30, 2012.  GCI is authorized to increase its stock repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During 2012 we repurchased on GCI’s behalf 869,000 shares of GCI common stock under the stock buyback program at a cost of $9.0 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under this Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility) for the revolving portion and LIBOR plus 2.5% for the term portion.  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of June 30, 2012, we have borrowed $90.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $900,000 of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time for the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.  In addition, in August 2010 a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  As of June 30, 2012, all claims paid out have been covered by insurance and were recorded net of these recoveries in our Consolidated Income Statements.  While most of the claims have been resolved, we cannot predict the likelihood or nature of the remaining potential environmental remediation claim related to the accident.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002 by our Secretary, Treasurer and Director*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002 by our Secretary, Treasurer and Director*
10.193	Asset Purchase and Contribution Agreement Dated as of June 4, 2012 By and Among
Alaska Communications Systems Group, Inc., ACS Wireless, Inc., General
Communication, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless
Network, LLC * # (1)
10.194	Add-on Term Loan Supplement No. 3 *
101	The following materials from GCI, Inc.'s Quarterly Report on Form
10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income
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
1
Pursuant to Regulation S-K, Item 601(b)(2), certain schedules (and similar attachments) to this exhibit have not been filed herewith. A list of omitted schedules is included in the agreement. The registrant agrees to furnish a supplemental copy of any such omitted schedule (or similar attachment) to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment of omitted items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, INC.

Signature	Title	Date

/s/ Gregory F. Chapados	President and Director	August 3, 2012
Gregory F. Chapados	(Principal Executive Officer)

/s/ John M. Lowber	Secretary, Treasurer and Director	August 3, 2012
John M. Lowber	(Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	August 3, 2012
Lynda L. Tarbath	Officer (Principal Accounting Officer)