Form 10-Q
period 2013-03-31
GCI INC
filed 2013-05-03
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 0-5890

GCI, INC.
(Exact name of registrant as specified in its charter)

State of Alaska	92-1820757
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

2550 Denali Street
Suite 1000
Anchorage, Alaska	99503
(Address of principal executive offices)	(Zip Code)

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
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of March 31, 2013 and December 31, 2012	4

	Consolidated Income Statements (unaudited) for the three months ended March 31, 2013 and 2012	6

	Consolidated Statements of Stockholder’s Equity (unaudited) for the three months ended March 31, 2013 and 2012	7

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012	8

	Condensed Notes to Interim Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II. OTHER INFORMATION

Item 6.	Exhibits	32

Other items are omitted, as they are not applicable.

SIGNATURES		33

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of these words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including those identified under “Risk Factors” in Item 1A of our December 31, 2012 annual report on Form 10-K.  Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these forward looking statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)
	March 31,	December 31,
ASSETS	2013	2012

Current assets:
Cash and cash equivalents	$26,533	20,585

Receivables	163,999	150,436
Less allowance for doubtful receivables	2,890	3,215
Net receivables	161,109	147,221

Deferred income taxes	12,897	12,897
Prepaid expenses	10,720	8,441
Inventories	12,688	12,098
Other current assets	1,162	1,678
Total current assets	225,109	202,920

Property and equipment in service, net of depreciation	855,883	838,247
Construction in progress	73,514	94,418
Net property and equipment	929,397	932,665

Cable certificates	191,635	191,635
Goodwill	77,294	77,294
Wireless licenses	25,967	25,967
Restricted cash	26,766	30,933
Other intangible assets, net of amortization	15,939	16,560
Deferred loan and senior notes costs, net of amortization of $5,001 and $4,554 at March 31, 2013 and December 31, 2012, respectively	10,774	11,189
Other assets	13,185	13,453
Total other assets	361,560	367,031
Total assets	$1,516,066	1,502,616

See accompanying condensed notes to interim consolidated financial statements.

		(Continued)

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

(Amounts in thousands)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2013	2012

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$8,092	7,923
Accounts payable	37,868	52,384
Deferred revenue	25,543	25,218
Accrued payroll and payroll related obligations	20,684	19,440
Accrued interest	21,508	6,786
Accrued liabilities	15,288	15,242
Subscriber deposits	1,482	1,366
Total current liabilities	130,465	128,359

Long-term debt, net	885,270	875,123
Obligations under capital leases, excluding current maturities	71,143	72,725
Obligation under capital lease due to related party, excluding current maturity	1,889	1,892
Deferred income taxes	126,690	123,661
Long-term deferred revenue	91,078	89,815
Other liabilities	25,675	25,511
Total liabilities	1,332,210	1,317,086

Commitments and contingencies
Stockholder's equity:
Common stock (no par):
Class A common stock (no par). Authorized 10 shares;
issued and outstanding 0.1 shares each at March 31, 2013 and December 31, 2012	206,622	206,622
Paid-in capital	69,439	67,493
Retained deficit	(124,346)	(120,843)
Total GCI, Inc. stockholder's equity	151,715	153,272
Non-controlling interests	32,141	32,258
Total stockholder's equity	183,856	185,530
Total liabilities and stockholder's equity	$1,516,066	1,502,616

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2013	2012
Revenues	$186,216	171,907
Cost of goods sold (exclusive of depreciation and
amortization shown separately below)	64,610	56,860
Selling, general and administrative expenses	64,547	62,982
Depreciation and amortization expense	33,999	32,380
Operating income	23,060	19,685

Other expense:
Interest expense (including amortization of deferred loan fees)	(16,904)	(17,155)
Other	-	(129)
Other expense	(16,904)	(17,284)
Income before income tax expense	6,156	2,401
Income tax expense	3,029	1,149
Net income	3,127	1,252
Net loss attributable to non-controlling interests	117	177
Net income attributable to GCI, Inc.	$3,244	1,429

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

(Amounts in thousands)	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Deficit	Non-controlling Interests	Total Stockholder's Equity
Balances at January 1, 2012	100	$206,622	61,841	(112,781)	16,308	171,990
Net income	-	-	-	1,429	(177)	1,252
Distribution to General Communication, Inc.	-	-	-	(12,103)	-	(12,103)
Contribution from General Communication, Inc.	-	-	2,479	-	-	2,479
Balances at March 31, 2012	100	$206,622	64,320	(123,455)	16,131	163,618

Balances at January 1, 2013	100	$206,622	67,493	(120,843)	32,258	185,530
Net income	-	-	-	3,244	(117)	3,127
Distribution to General Communication, Inc.	-	-	-	(6,747)	-	(6,747)
Contribution from General Communication, Inc.	-	-	1,946	-	-	1,946
Balances at March 31, 2013	100	$206,622	69,439	(124,346)	32,141	183,856

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

(Amounts in thousands)
	2013	2012
Cash flows from operating activities:
Net income	$3,127	1,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	33,999	32,380
Deferred income tax expense	3,029	1,149
Share-based compensation expense	1,259	1,730
Other noncash income and expense items	1,835	1,534
Change in operating assets and liabilities	(714)	(3,902)
Net cash provided by operating activities	42,535	34,143
Cash flows from investing activities:
Purchases of property and equipment	(38,316)	(23,591)
Purchases of other assets and intangible assets	(1,065)	(1,125)
Other	886	-
Restricted cash	-	1,106
Net cash used in investing activities	(38,495)	(23,610)
Cash flows from financing activities:
Borrowing on Senior Credit Facility	10,000
Net distribution to General Communication, Inc.	(6,747)	(12,034)
Repayment of debt and capital lease obligations	(1,949)	(1,942)
Borrowing of other long-term debt	604	2,729
Net cash provided by (used in) financing activities	1,908	(11,247)
Net increase (decrease) in cash and cash equivalents	5,948	(714)
Cash and cash equivalents at beginning of period	20,585	27,730
Cash and cash equivalents at end of period	$26,533	27,016

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of GCI, Inc. and its direct and indirect subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, filed with the SEC on March 8, 2013, as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

(1)     Business and Summary of Significant Accounting Principles
In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Basis of Presentation
We were incorporated in Alaska in 1997 to affect the issuance of Senior Notes. As a wholly owned subsidiary of General Communication, Inc. (“GCI”), we received through our initial capitalization all ownership interest in subsidiaries previously held by GCI. The GCI and GCI, Inc. interim consolidated financial statements include substantially the same account activity.

(a)	Business
We offer the following services primarily in Alaska:

•	Postpaid and prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
•	Video services,
•	Internet access services,
•	Wireless roaming for certain wireless carriers and origination and termination of wireline traffic for certain common carriers,
•	Competitive and incumbent local access services,
•	Long-distance telephone service,
•	Data network services,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,
•	Managed services to certain commercial customers,
•	Sales and service of dedicated communications systems and related equipment, and
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
Non-controlling interests represent the equity ownership interests in consolidated subsidiaries not owned by us. Non-controlling interests are adjusted for contributions, distributions, and loss attributable to the non-controlling interest partners of the consolidated entities. Income and loss is allocated to the non-controlling interests based on the respective governing documents.

(d)	Recently Adopted Accounting Pronouncements
Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” allows an entity to assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and thus whether it is necessary to perform the quantitative impairment test in accordance with GAAP.  The adoption of ASU 2012-02 on January 1, 2013 did not have a material impact on our income statements, financial position or cash flows.

ASU 2012-04, “Technical Corrections and Improvements” includes amendments that cover a wide range of topics in the Accounting Standards Codification (“ASC”). These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements.  The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 on January 1, 2013 did not have a material impact on our income statements, financial position or cash flows.

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
We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $10.6 million and $11.1 million for the three months ended March 31, 2013 and 2012, respectively.  At March 31, 2013, we have $34.8 million in high cost accounts receivable.

(h)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense) (“Cost of Goods Sold”), depreciation and the accrual of contingencies and litigation. Actual results could differ from those estimates.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

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

(j)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Income Statements. The following are certain surcharges reported on a gross basis in our Consolidated Income Statements (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Surcharges reported gross	$1,228	1,482

(2)         Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Three Months Ended March 31,	2013	2012
Increase in accounts receivable, net	$(14,243)	(10,619)
Increase in prepaid expenses	(2,311)	(1,520)
Increase in inventories	(590)	(1,985)
Decrease in other current assets	516	104
(Increase) decrease in other assets	(107)	1,152
Decrease in accounts payable	(333)	(6,813)
Increase in deferred revenues	325	1,178
Increase (decrease) in accrued payroll and payroll related obligations	1,210	(2,048)
Increase in accrued liabilities	667	3,120
Increase in accrued interest	14,722	14,686
Increase (decrease) in subscriber deposits	116	(44)
Increase (decrease) in long-term deferred revenue	265	(281)
Decrease in components of other long-term liabilities	(951)	(832)
Total change in operating assets and liabilities	$(714)	(3,902)

The following items are for the three months ended March 31, 2013 and 2012 (amounts in thousands):

Net cash paid or received:	2013	2012
Interest paid, net of amounts capitalized	$2,704	2,086

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following items are non-cash investing and financing activities for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Non-cash additions for purchases of property and equipment	$8,322	2,868
Asset retirement obligation additions to property and equipment	$989	92
Deferred compensation distribution denominated in shares	$621	511

(3)         Intangible Assets and Goodwill
In connection with our 2013 organizational realignment, it was necessary to reclassify goodwill to conform to the current period’s segment presentation.  See Note 6, “Segments” of this Form 10-Q for further discussion of our change in segments.  Goodwill will be re-allocated to the segments using a relative fair value approach which is not yet final.  Goodwill allocated to our Wireless and Wireline segments as of March 31, 2013 is preliminarily estimated at $15.7 million and $61.6 million, respectively.  Goodwill allocated to our Wireless and Wireline segments as of March 31, 2012 is preliminarily estimated at $15.7 million and $59.2 million, respectively.  Goodwill assigned to our Wireline segment increased in the fourth quarter of 2012 due to contingent payments to former shareholders of United Utilities, Inc., our wholly owned subsidiary.  The amount recorded at December 31, 2012 was the final contingent payment under this agreement.

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Amortization expense	$1,456	1,300

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2013	$5,392
2014	4,557
2015	3,229
2016	1,630
2017	734

(4)         Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2013 and December 31, 2012, the fair values of cash and cash equivalents, net receivables, inventories, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at March 31, 2013 and December 31, 2012 follow (amounts in thousands):

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	March 31,		December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$966,394	970,071	957,663	979,594
Other liabilities	25,675	24,850	25,511	24,766

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

Fair Value Measurements
Assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2013 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$1,916	-	-
Total assets at fair value	$1,916	-	-

December 31, 2012 Assets
Deferred compensation plan assets (mutual funds)	$1,758	-	-
Total assets at fair value	$1,758	-	-

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

(5)         Stockholder’s Equity

      Shared-Based Compensation
GCI’s Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. Substantially all outstanding options vest in equal installments over a period of five years and expire ten years from the date of grant. There have been no options granted since 2010. The requisite service period of our awards is generally the same as the vesting period. Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf. New shares of GCI Class A common stock are issued when restricted stock awards are granted or stock option agreements are exercised. We have 3.1 million shares available for grant under the Stock Option Plan at March 31, 2013.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The total fair value of options vesting during the three months ended March 31, 2013 and 2012, was $32,000 and $474,000, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the three months ended March 31, 2013 and 2012, were $134,000 and $768,000, respectively. We received $301,000 and $1.4 million in cash from stock option exercises in the three months ended March 31, 2013 and 2012, respectively.

       A summary of nonvested restricted stock award activity under the Stock Option Plan for the three months ended March 31, 2013, follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2013	1,127	$9.59
Granted	621	$8.17
Vested	(48)	$5.81
Forfeited	(1)	$9.84
Nonvested at March 31, 2013	1,699	$9.16

       The following is a summary of our share-based compensation expense for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Share-based compensation expense	$1,325	1,900
Adjustment to fair value of liability classified awards	(66)	(170)
Total share-based compensation expense	$1,259	1,730

Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Income Statements.  Unrecognized share-based compensation expense was $10.1 million relating to 1.7 million unvested restricted stock awards and $84,000 relating to 32,000 unvested stock options as of March 31, 2013. We expect to recognize share-based compensation expense over a weighted average period of 1.1 years for stock options and 2.3 years for restricted stock awards.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(6)         Segments

Effective January 1, 2013, we refocused our business and now have two reportable segments, Wireless and Wireline.  The Wireless segment’s revenue is derived from wholesale wireless services.  The Wireline segment’s revenue includes all of our other revenue, specifically a full range of retail wireless, data, video and voice services to residential, local, national and global businesses, governmental entities and public and private educational institutions; wholesale data and voice services to other common carrier customers; Internet, data network and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in 61 rural communities primarily in Southwest Alaska.  This change reflects our plan to strategically focus on our wireless network and is how our chief operating decision maker now measures performance and makes resource allocation decisions.  Prior to 2013 we had operated our business under five reportable segments – Consumer, Network Access, Commercial, Managed Broadband and Regulated Operations.  The historical segment data has been reclassified to conform to the revised reportable segments.

Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012, are allocated to our segments using specific identification and is allocated to our Wireless segment based upon a shared services agreement.

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

Summarized financial information for our reportable segments for the three months ended March 31, 2013 and 2012 follows (amounts in thousands):

	Wireless	Wireline	Total Reportable Segments
2013
Revenues:
Intersegment	$-	1,418	1,418
External	33,837	152,379	186,216
Total revenues	33,837	153,797	187,634
Adjusted EBITDA	$15,189	43,460	58,649

2012
Revenues:
Intersegment	$-	2,031	2,031
External	29,444	142,463	171,907
Total revenues	29,444	144,494	173,938
Adjusted EBITDA	$13,073	41,756	54,829

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

Three Months Ended March 31,	2013	2012
Reportable segment revenues	$187,634	173,938
Less intersegment revenues eliminated in consolidation	1,418	2,031
Consolidated revenues	$186,216	171,907

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

Three Months Ended March 31,	2013	2012
Reportable segment Adjusted EBITDA	$58,649	54,829
Less depreciation and amortization expense	(33,999)	(32,380)
Less share-based compensation expense	(1,259)	(1,730)
Less non-cash contribution expense	-	(800)
Less net loss attributable to non-controlling interests	(200)	(177)
Plus net loss (income) attributable to equity investment	(4)	131
Less accretion expense	(127)	(188)
Consolidated operating income	23,060	19,685
Less other expense	(16,904)	(17,284)
Consolidated income before income tax expense	$6,156	2,401

(7)        Non-controlling Interests
We have entered into several arrangements under the New Markets Tax Credit (“NMTC”) program with US Bancorp to help fund a $59.3 million project to extend terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network. When completed, the project, called TERRA-Northwest (“TERRA-NW”), will connect to the TERRA-Southwest (“TERRA-SW”) network and provide a high capacity backbone connection from the served communities to the Internet. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments. On August 30, 2011, we entered into the first arrangement (“NMTC #1”). On October 3, 2012, we entered into the second arrangement (“NMTC #2”). On December 11, 2012, we entered into the third arrangement (“NMTC #3”)

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs. All of the loan proceeds to Unicom, Inc. (“Unicom”), our wholly owned subsidiary, net of syndication and arrangement fees, are restricted for use on TERRA-NW. Restricted cash of $26.8 million and $30.9 million was held by Unicom at March 31, 2013 and December 31, 2012, respectively, and is included in our Consolidated Balance Sheets. We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in 2014. We began offering service on Phase 1 of this new facility on January 3, 2013.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively. The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp. We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved. There have been no credit recaptures as of March 31, 2013. The value attributed to the puts/calls is nominal.

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

       The following table summarizes the impact of the VIEs consolidated as of March 31, 2013 and December 31, 2012 (amounts in thousands):

March 31, 2013
Assets		Equity
Carrying Value	Classification	Carrying Value	Classification
$18,181	Restricted cash 1	$32,141	Non-controlling interests
14,774	Construction in progress	814	Retained earnings attributable to GCI, Inc. common stockholders
$32,955		$32,955

December 31, 2012
Assets		Equity
Carrying Value	Classification	Carrying Value	Classification
$22,348	Restricted cash 1	$32,258	Non-controlling interests
10,607	Construction in progress	697	Retained earnings attributable to GCI, Inc. common stockholders
$32,955		$32,955

1An additional $8.6 million in restricted cash is held at Unicom for use only on TERRA-NW.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(8)        Commitments and Contingencies
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

The closing of the transactions is subject to the satisfaction of customary closing conditions, including the receipt of required governmental and third party consents and approvals and the expiration of any applicable waiting periods under competition laws.  The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired without any objections.  We hope to close the transactions in the second quarter of 2013.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(9)        Subsequent Event
On April 30, 2013, GCI Holdings, Inc., our wholly owned subsidiary, entered into a Third Amended and Restated Credit and Guarantee Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, Union Bank, N.A., as syndication agent, and Suntrust Bank, as documentation agent ("Amended Senior Credit Facility"). The Amended Senior Credit Facility provides up to $240.0 million in delayed draw term loans and a $150.0 million revolving credit facility. The Amended Senior Credit Facility replaced the Senior Credit Facility described in Note 6(c) of our December 31, 2012 annual report on Form 10-K. The interest rate under the Amended Senior Credit Facility is LIBOR plus a margin dependent upon our Total Leverage Ratio ranging from 2% to 3%. The Amended Senior Credit Facility will mature on April 30, 2018. The terms of the Amended Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the Amended Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Amended Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Amended Senior Credit Facility. The obligations under the Amended Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI Holdings, Inc. and the subsidiary guarantors, and on the stock of GCI Holdings, Inc.

Part I

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

As it has been for the last several years the national economy continues to see persistent unemployment and slow economic growth and even once stabilized is not expected to return quickly to a period of strong growth.  In addition, the automatic spending cuts enacted by Congress known as “sequestration” went into effect beginning March 1, 2013.  We are not able to predict the effect that sequestration or any form of additional federal spending cuts or tax reform will have on the national or Alaska economy or on us.  Should the national economy deteriorate further, it could lead to reductions in consumer spending which could impact our revenue growth.

We believe the Alaska economy continues to perform well compared to most other states at the current time.  On April 14, 2013, the Alaska Legislature approved a reduction to the state’s oil production taxes as a strategy to increase output from existing oil fields, which have been on the decline since 1988.  The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the short-term.  This cash reserve is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product.  The majority of our revenue is driven by the strength of the Alaska economy which appears to have weathered the economic pressures relatively well to date.  Nonetheless we cannot predict the impact the nation’s or the state’s future economic situation may have on us in the future.

Effective January 1, 2013, we refocused our business and now have two reportable segments, Wireless and Wireline.  The Wireless segment’s revenue is derived from wholesale wireless services.  The Wireline segment’s revenue includes all of our other revenue.  This change reflects our plan to strategically focus on our wireless network and is how our chief operating decision maker now measures performance and makes resource allocation decisions.  Prior to 2013, we had operated our business under five reportable segments – Consumer, Network Access, Commercial, Managed Broadband and Regulated Operations.  The historical segment data has been reclassified to conform to the revised reportable segments.

On June 4, 2012, we entered into an Asset Purchase and Contribution Agreement (“Wireless Agreement”) by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS (“ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and The Alaska Wireless Network, LLC (“AWN”), a wholly owned subsidiary of GCI, pursuant to which the parties have agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN.  We entered into this agreement to provide a robust, statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon Wireless (“Verizon”) and AT&T Mobility, LLC in Alaska.  After the transaction closes, AWN will provide wholesale services to GCI and ACS.  GCI and ACS will use the AWN network in order to continue to sell services to their respective retail customers.  GCI and ACS will continue to compete against each other and other wireless providers in the retail market.

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

The closing of the transactions is subject to the satisfaction of customary closing conditions, including the receipt of required governmental and third party consents and approvals and the expiration of any applicable waiting periods under competition laws.  The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired without any objections.  We hope to close the transactions in the second quarter of 2013.

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

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

			Percentage
	Three Months Ended		Change1
	March 31,		2013
	2013	2012	vs. 2012

Statements of Operations Data:
Revenues:
Wireless segment	18%	17%	15%
Wireline segment	82%	83%	7%
Total revenues	100%	100%	8%

			Percentage
	Three Months Ended		Change1
	March 31,		2013
	2013	2012	vs. 2012
Selling, general and administrative expenses	35%	37%	2%
Depreciation and amortization expense	18%	19%	5%
Operating income	12%	12%	17%
Other expense, net	9%	10%	(2%)
Income before income taxes	3%	1%	156%
Net income	2%	1%	150%
Net loss attributable to the non-controlling interest	0%	0%	(34%)
Net income attributable to GCI, Inc.	2%	1%	127%

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

Three Months Ended March 31, 2013 (“2013”) Compared to Three Months Ended March 31, 2012 (“2012”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 8% from $171.9 million in 2012 to $186.2 million in 2013.  There were revenue increases in both of our segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 14% from $56.9 million in 2012 to $64.6 million in 2013.  There were Cost of Goods Sold increases in both of our segments.  See the discussion below for more information by segment.

Wireless Segment Overview
Wireless segment revenue, representing 18% of 2013 consolidated revenues, is as follows (amounts in thousands):

			Percentage
	2013	2012	Change
Wireless	$33,837	29,444	15%

Wireless segment Cost of Goods Sold, representing 22% of 2013 consolidated Cost of Goods Sold, is as follows (amounts in thousands):

			Percentage
	2013	2012	Change
Wireless	$14,412	12,571	15%

Wireless segment Adjusted EBITDA, representing 26% of 2013 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2013	2012	Change
Wireless segment Adjusted EBITDA	$15,189	13,073	16%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Wireless segment follow:

	March 31,
	2013	2012	Percentage Change
Lifeline wireless lines in service1	32,700	41,400	(21%)
Non-Lifeline wireless lines in service2	108,900	98,600	10%
Average monthly gross revenue per subscriber3	$68.58	$66.32	3%

1 A Lifeline wireless line in service is defined as a revenue generating wireless device that is eligible for Lifeline support.  The Universal Service Fund's Lifeline program is administered by the Universal Service Administrative Company and is designed to ensure that quality telecommunications services are available to low-income customers at affordable rates.

2 A non-Lifeline wireless line in service is defined as a revenue generating wireless device that is not eligible for Lifeline support.

3 Average monthly wireless revenues, excluding those from other common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period.  Revenue used for this calculation includes Wireline segment - Consumer - Wireless and Wireline segment - Business Services - Wireless revenues.

Wireless Segment Revenues
The increase in revenue is primarily due to the following:
•	A $3.0 million or 83% increase in data roaming revenue primarily due to an increase in data usage by our roaming partners’ customers, and
•
 A $2.1 million or 20% increase in revenue primarily due to our retail wireless subscribers’ selection of plans that offer more data and an increase in our retail non-Lifeline wireless subscribers.  The Wireless segment recognizes 70% of retail wireless plan fee revenue with the remaining 30% recognized in Wireline segment – Consumer or Wireline segment – Business Services depending on whether the revenue is generated by a residential or commercial subscriber.

These increases were partially offset by a $1.0 million or 24% decrease in Lifeline support revenue primarily due to decreased Lifeline wireless subscribers resulting from the Lifeline recertification program started in June 2012.  The Wireless segment recognizes 85% of Lifeline support revenue with the remaining 15% recognized in Wireline segment – Consumer.

Wireless Segment Cost of Goods Sold
The Cost of Goods Sold increase is primarily due to an increase in wireless handset equipment costs.  The Wireless segment provides a subsidy to Wireline segment – Consumer and Wireline segment – Business Services to offset the cost of handsets sold to retail wireless subscribers.  Our wireless handset equipment costs have increased because a higher percentage of our handsets sold have been premium smartphones which have a higher cost.

Wireless Segment Adjusted EBITDA
The increase in Adjusted EBITDA is primarily due to increased revenue as described above in “Wireless Segment Revenues.”  This increase was partially offset by increased Cost of Goods Sold as described above in “Wireless Segment Cost of Goods Sold.”

Wireline Segment Overview
Our Wireline segment offers services and products under three major customer groups as follows:

Customer Group
Wireline Segment Services and Products	Consumer	Business Services	Managed Broadband

Retail wireless	X	X

Data:
Internet	X	X	X
Data networks		X	X
Managed services		X	X
Managed broadband services			X

Video	X	X

Voice:
Long-distance	X	X	X
Local access	X	X	X

•	Consumer – we offer a full range of retail wireless, data, video and voice services to residential customers.
•
Business Services - we offer a full range of retail wireless, data, video and voice services to local, national and global businesses, governmental entities and public and private educational institutions and wholesale data and voice services to other common carrier customers.

•
Managed Broadband – we offer Internet, data network and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in 61 rural communities primarily in Southwest Alaska.

Wireline segment revenue represented 82% of 2013 consolidated revenues. The components of Wireline segment revenue are as follows (amounts in thousands):

			Percentage
	2013	2012	Change
Consumer
Wireless	$6,546	6,046	8%
Data	24,056	20,449	18%
Video	27,961	29,022	(4%)
Voice	9,530	11,260	(15%)

Business Services
Wireless	679	663	2%
Data	40,136	35,133	14%
Video	3,125	3,120	0%
Voice	12,327	12,204	1%

Managed Broadband
Data	22,680	19,029	19%
Voice	5,339	5,537	(4%)

Total Wireline segment revenue	$152,379	142,463	7%

Wireline segment Cost of Goods Sold represented 78% of 2013 consolidated Cost of Goods Sold.  The components of Wireline segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2013	2012	Change
Consumer	$20,190	18,490	9%
Business Services	24,536	19,280	27%
Managed Broadband	5,472	6,519	(16%)
Total Wireline segment Cost of Goods Sold	$50,198	44,289	13%

Wireline segment Adjusted EBITDA, representing 74% of 2013 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2013	2012	Change
Wireline segment Adjusted EBITDA	$43,460	41,756	4%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Wireline segment follow:

			March 31,
			2013	2012	Percentage Change
Consumer

	Data:
		Cable modem subscribers1	117,000	110,700	6%
	Video:
		Basic subscribers2	122,000	124,200	(2%)
		Digital programming tier subscribers3	72,200	74,600	(3%)
		HD/DVR converter boxes4	90,300	90,300	0%
		Homes passed	244,800	242,200	1%
		Average monthly gross revenue per subscriber5	$76.45	$77.72	(2%)
	Voice:
		Total local access lines in service6	68,000	76,100	(11%)
		Local access lines in service on GCI facilities6	63,300	70,700	(10%)
Business Services

	Data:
		Cable modem subscribers1	13,400	11,300	19%
	Voice:
		Total local access lines in service6	50,400	51,900	(3%)
		Local access lines in service on GCI facilities6	30,400	29,900	2%

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Cable modem subscribers may also be video basic subscribers though basic video service is not required to receive cable modem service.

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

5 Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period.
6 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Wireline Segment Revenues

Consumer
The increase in data revenue is primarily due to a 19% increase in cable modem revenue to $21.1 million due to increased subscribers and our subscribers’ selection of plans that offer higher speeds.

Business Services
Business Services segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.

The increase in data revenue is primarily due to a $6.2 million or 54% increase in managed services project revenue due to special project work.

Managed Broadband
The increase in data revenue is primarily due to a $4.2 million increase in monthly contract revenue due to new ConnectMD® and SchoolAccess® customers and increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers.

Wireline Segment Cost of Goods Sold

Consumer
The increase in Cost of Goods Sold is primarily due to the following:
•
A $1.3 million or 101% increase in wireless handset equipment costs.  Our wireless handset equipment costs have increased because a higher percentage of our handsets sold have been premium smartphones which have a higher cost, and

•	An $820,000 or 6% increase in video Cost of Goods Sold primarily due to programming changes.

Business Services
The increase in Cost of Goods Sold is primarily due to a $5.8 million or 66% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Wireline Segment Revenues – Business Services.”

Managed Broadband
The decrease in Cost of Goods Sold is primarily due to decreased transponder costs as a result of placing in service Phase 1 of our TERRA-Northwest facility on January 3, 2013.

Wireline Segment Adjusted EBITDA
The increase in Adjusted EBITDA is primarily due to increased revenue as described above in “Wireline Segment Revenues.”  This increase was partially offset by increased Cost of Goods Sold as described above in “Wireline Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Wireline segment due to an increase in consolidated selling, general and administrative expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.6 million to $64.5 million in 2013.  Individually significant items contributing to the increase include:

•	A $1.2 million increase in labor costs, and
•	An $849,000 increase in contract labor related to non-capitalizable network projects for our ConnectMD® and SchoolAccess® customers.

These increases were partially offset by an $800,000 decrease in contribution expense due to the absence of new donated services to the University of Alaska that had occurred in 2012.

As a percentage of total revenues, selling, general and administrative expenses decreased to 35% in 2013 from 37% in 2012, primarily due to increased revenues partially offset by an increase in selling, general and administrative expenses.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.6 million to $34.0 million in 2013 primarily due to new assets placed in service in the last nine months of 2012 and in 2013, partially offset by assets which became fully depreciated during the last nine months of 2012 and in 2013.

Other Expense, Net
Other expense, net of other income, decreased $380,000 to $16.9 million in 2013.

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

Income tax expense totaled $3.0 million and $1.1 million in 2013 and 2012, respectively. Our effective income tax rate was 49% in 2013 and 48% in 2012.

At March 31, 2013, we have income tax net operating loss carryforwards of $290.4 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $119.4 million associated with income tax net operating losses that were generated from 2000 to 2011 and that expire from 2020 to 2031, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 47% to 52% in the year ending December 31, 2013, primarily due to the large amount of permanent differences expected in 2013 as compared to our net income before income tax expense.

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

On April 30, 2013, GCI Holdings, Inc., our wholly owned subsidiary, entered into a Third Amended and Restated Credit and Guarantee Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, Union Bank, N.A., as syndication agent, and Suntrust Bank, as documentation agent ("Amended Senior Credit Facility"). The Amended Senior Credit Facility provides up to $240.0 million in delayed draw term loans and a $150.0 million revolving credit facility. The Amended Senior Credit Facility replaced the Senior Credit Facility described in Note 6(c) of our December 31, 2012 annual report on Form 10-K. The interest rate under the Amended Senior Credit Facility is LIBOR plus a margin dependent upon our Total Leverage Ratio ranging from 2% to 3%. The Amended Senior Credit Facility will mature on April 30, 2018. The terms of the Amended Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the Amended Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Amended Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Amended Senior Credit Facility. The obligations under the Amended Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI Holdings, Inc. and the subsidiary guarantors, and on the stock of GCI Holdings, Inc.

As discussed in the General Overview section of this Item 2, in June 2012 we entered into a Wireless Agreement with ACS.  Under the terms of the Wireless Agreement, we agreed to purchase certain wireless network assets from ACS and its affiliates for $100.0 million and we will contribute the purchased assets, our wireless network assets and certain rights to use capacity to AWN.  We have also agreed to provide AWN a $50.0 million working capital line of credit.

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

We have entered into several financing arrangements under the New Markets Tax Credit (“NMTC”) program which have provided a total of $32.3 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-NW, will connect to our TERRA-SW network and provide a high capacity backbone connection from the served communities to the Internet.  We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in 2014.  We placed into service Phase 1 of the TERRA-NW project on January 3, 2013.  The total net cash received under the NMTC program is recorded as Restricted Cash on our Consolidated Balance Sheets.  We have used $14.8 million of Restricted Cash to fund cumulative TERRA-NW capital expenditures through March 31, 2013.  We plan to fund an additional $20.7 million for TERRA-NW.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, are summarized as follows (amounts in thousands):

	2013	2012
Operating activities	$42,535	34,143
Investing activities	(38,495)	(23,610)
Financing activities	1,908	(11,247)
Net increase (decrease) in cash and cash equivalents	$5,948	(714)

Operating Activities
The increase in cash flows provided by operating activities for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, is due primarily to a decrease in accounts payable due to timing of payments.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $38.3 million and $23.6 million during the three months ended March 31, 2013 and 2012, respectively.  Our capital expenditures increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to timing of payments on related accounts payable.  Depending on available opportunities and the amount of cash flow we generate during 2013, we expect our 2013 expenditures from unrestricted cash for property and equipment, including construction in progress, for our core and non-core operations, to total approximately $150.0 million and $15.0 million, respectively.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2013, consists primarily of proceeds from borrowing under the revolving portion of our Senior Credit Facility.  These proceeds were offset by repayments of Rural Utilities Service (“RUS”) debt and repurchases of GCI’s common stock.  Proceeds from borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
We have a facility which includes an $80.0 million term loan and a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit (“Senior Credit Facility”).  The term loan is fully drawn at March 31, 2013.  Under the revolving portion of the Senior Credit Facility we have borrowed $20.0 million and have $456,000 of letters of credit outstanding, which leaves $54.5 million available for borrowing as of March 31, 2013.  A total of $100.0 million is outstanding as of March 31, 2013.

Debt Covenants
We are subject to covenants and restrictions applicable to our $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021, our $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019, our Senior Credit Facility, our RUS loans, and our CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, GCI is currently authorized to make up to $99.7 million of repurchases as of March 31, 2013.  GCI is authorized to increase its repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During the three months ended March 31, 2013, we repurchased, on GCI’s behalf, 764,000 shares of GCI common stock under the stock buyback program at a cost of $6.6 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Those policies considered to be critical accounting policies for 2013 are revenue recognition related to revenues from the Remote high cost, rural health and schools and libraries USF programs, the allowance for doubtful receivables, impairment and useful lives of intangible assets and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our December 31, 2012 annual report on Form 10-K.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in note 1 in the accompanying “Condensed Notes to Interim Consolidated Financial Statements” and in Part II of our December 31, 2012 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under our Senior Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility) for the revolving portion and LIBOR plus 2.5% for the term portion.  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of March 31, 2013, we have borrowed $100.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $1.0 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting", our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may enhance, modify, and supplement internal controls and disclosure controls and procedures based on experience.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Treasurer and Director *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Treasurer and Director *
101
The following materials from GCI, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Stockholder's Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

3.2	Amended and Restated Bylaws of GCI, Inc. dated March 1, 2013 *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, INC.

Signature	Title	Date

/s/ Gregory F. Chapados	President and Director	May 3, 2013
Gregory F. Chapados	(Principal Executive Officer)

/s/ John M. Lowber	Treasurer and Director	May 3, 2013
John M. Lowber	(Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	May 3, 2013
Lynda L. Tarbath	Officer (Principal Accounting Officer)