Form 10-Q
period 2013-09-30
GCI INC
filed 2013-11-08
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	September 30,	December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$57,933	20,585

Receivables	202,287	150,436
Less allowance for doubtful receivables	2,842	3,215
Net receivables	199,445	147,221

Deferred income taxes	42,800	12,897
Prepaid expenses	12,413	8,441
Inventories	8,880	12,098
Other current assets	299	1,678
Total current assets	321,770	202,920

Property and equipment in service, net of depreciation	919,260	838,247
Construction in progress	125,473	94,418
Net property and equipment	1,044,733	932,665

Cable certificates	191,635	191,635
Goodwill	215,384	77,294
Wireless licenses	91,567	25,967
Restricted cash	11,912	30,933
Other intangible assets, net of amortization	15,915	16,560
Deferred loan and senior notes costs, net of amortization of $6,020 and $4,554 at September 30, 2013 and December 31, 2012, respectively	12,654	11,189
Other assets	87,877	13,453
Total other assets	626,944	367,031
Total assets	$1,993,447	1,502,616

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2013	2012
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$8,088	7,923
Accounts payable	56,127	52,384
Deferred revenue	26,230	25,218
Accrued payroll and payroll related obligations	26,781	19,440
Accrued interest	21,758	6,786
Accrued liabilities	15,880	15,242
Subscriber deposits	1,344	1,366
Total current liabilities	156,208	128,359

Long-term debt, net	1,012,867	875,123
Obligations under capital leases, excluding current maturities	67,918	72,725
Obligation under capital lease due to related party, excluding current maturity	1,885	1,892
Deferred income taxes	161,722	123,661
Long-term deferred revenue	91,074	89,815
Other liabilities	32,118	25,511
Total liabilities	1,523,792	1,317,086

Commitments and contingencies
Stockholder's equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares each at September 30, 2013 and December 31, 2012	206,622	206,622
Paid-in capital	77,247	67,493
Retained deficit	(120,032)	(120,843)
Total GCI, Inc. stockholder's equity	163,837	153,272
Non-controlling interests	305,818	32,258
Total stockholder's equity	469,655	185,530
Total liabilities and stockholder's equity	1,993,447	1,502,616

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2013	2012	2013	2012
Revenues	$220,427	178,494	596,304	526,505
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	74,730	62,754	205,039	177,687
Selling, general and administrative expenses	69,547	58,228	197,965	181,258
Depreciation and amortization expense	37,466	32,120	105,861	97,850
Operating income	38,684	25,392	87,439	69,710

Other expense:
Interest expense (including amortization of deferred loan fees)	(17,522)	(16,765)	(51,850)	(50,868)
Loss on extinguishment of debt	—	—	(103)	—
Other	(180)	166	(127)	125
Other expense	(17,702)	(16,599)	(52,080)	(50,743)
Income before income tax expense	20,982	8,793	35,359	18,967
Income tax expense	(970)	(5,270)	(8,157)	(10,387)
Net income	20,012	3,523	27,202	8,580
Net income (loss) attributable to non-controlling interests	11,107	(177)	10,873	(531)
Net income attributable to GCI, Inc.	$8,905	3,700	16,329	9,111
See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Deficit	Non- controlling Interests	Total Stockholder's Equity

(Amounts in thousands)
Balances at January 1, 2012	100	$206,622	61,841	(112,781)	16,308	171,990
Net income	—	—	—	9,111	(531)	8,580
Distribution to General Communication, Inc.	—	—	—	(13,189)	—	(13,189)
Contribution from General Communication, Inc.	—	—	4,569	796	—	5,365
Balances at September 30, 2012	100	$206,622	66,410	(116,063)	15,777	172,746

Balances at January 1, 2013	100	$206,622	67,493	(120,843)	32,258	185,530
Net income	—	—	—	16,329	10,873	27,202
Distribution to General Communication, Inc.	—	—	—	(15,518)	—	(15,518)
Contribution from General Communication, Inc.	—	—	9,754	—	—	9,754
Investment by non-controlling interest	—	—	—	—	272,198	272,198
Distribution to non-controlling interest	—	—	—	—	(9,511)	(9,511)
Balances at September 30, 2013	100	$206,622	77,247	(120,032)	305,818	469,655

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
(Amounts in thousands)
	2013	2012
Cash flows from operating activities:
Net income	$27,202	8,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	105,861	97,850
Deferred income tax expense	8,157	10,387
Share-based compensation expense	4,729	3,990
Loss on extinguishment of debt	103	—
Other noncash income and expense items	4,672	5,986
Change in operating assets and liabilities	(9,888)	(21,627)
Net cash provided by operating activities	140,836	105,166
Cash flows from investing activities:
Purchases of property and equipment	(135,515)	(104,351)
Purchase of business	(100,000)	—
Restricted cash	19,021	5,465
Grant proceeds	2,405	5,492
Purchases of other assets and intangible assets	(3,149)	(3,741)
Other	412	—
Net cash used in investing activities	(216,826)	(97,135)
Cash flows from financing activities:
Borrowing on Senior Credit Facility	227,000	60,000
Repayment of debt and capital lease obligations	(95,920)	(62,659)
Net distribution to General Communication, Inc.	(11,149)	(12,324)
Distribution to non-controlling interest	(5,390)	—
Payment of debt issuance costs	(2,990)	—
Borrowing of other long-term debt	1,787	3,980
Net cash provided by financing activities	113,338	(11,003)
Net increase (decrease) in cash and cash equivalents	37,348	(2,972)
Cash and cash equivalents at beginning of period	20,585	27,730
Cash and cash equivalents at end of period	57,933	24,758

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

(a)	Business
We offer the following services primarily in Alaska:

•	Postpaid and prepaid wireless telephone services and sale of wireless telephone handsets and accessories,

•	Video services,

•	Internet access services,

•	Wholesale wireless, including postpaid and prepaid wireless plans for resale by other carriers and roaming for certain wireless carriers,

•	Origination and termination of wireline traffic for certain common carriers,

•	Local and long-distance voice services,

•	Data network services,

•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,

•	Managed services to certain commercial customers,

•	Sales and service of dedicated communications systems and related equipment, and

•
Lease, service arrangements and maintenance of capacity on our fiber optic cable systems used in the transmission of services within Alaska and between Alaska and the remaining United States and foreign countries.

(b)	Principles of Consolidation
Our consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries, The Alaska Wireless Network, LLC ("AWN") of which we own a two-third interest and four variable interest entities (“VIEs”) for which we are the primary beneficiary after providing certain loans and guarantees.  These VIEs are Terra GCI Investment Fund, LLC (“TIF”), Terra GCI 2 Investment Fund, LLC (“TIF 2”), Terra GCI 2-USB Investment Fund, LLC (“TIF 2-USB”) and Terra GCI 3 Investment Fund, LLC (“TIF 3”).  TIF became a VIE on August 30, 2011.  TIF 2 and TIF 2-USB became VIEs on October 3, 2012.  TIF 3 became a VIE on December 11, 2012.  We also include in our consolidated financial statements non-controlling interests in consolidated subsidiaries for which our ownership is less than 100 percent.  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.   Intercompany transactions generated between regulated and non-regulated affiliates of our company are not eliminated in consolidation.

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

(d)	Acquisition
On July 22, 2013, GCI closed the transactions under the Asset Purchase and Contribution Agreement (“Wireless Agreement”) entered into on June 4, 2012 by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS, GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and AWN, pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN. This transaction provides a statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon Wireless and AT&T Mobility in Alaska. AWN will provide wholesale services to GCI and ACS. GCI and ACS will use the AWN network in order to continue to sell services to their respective retail customers. GCI and ACS will continue to compete against each other and other wireless providers in the retail market.

Under the terms of the Wireless Agreement, we, on GCI's behalf, contributed our wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN. As consideration for the contributed business assets and liabilities, ACS received $100.0 million in cash, a one-third ownership percentage in AWN and entitlements to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations ("Preference Period") contingent on the future cash flows of AWN. The preferential cash distribution is cumulative and may be paid beyond the Preference Period until the entire $190.0 million is paid. ACS's preferential cash distributions are expected to be higher than that which they would receive from their one-third interest. We received a two-third ownership percentage in AWN, as well as entitlements to receive all remaining cash distributions after ACS’s preferential cash distributions during the Preference Period. The distributions to each member are subject to adjustment based on the number of ACS and GCI wireless subscribers, with the aggregate adjustment capped at $21.8 million for each member over the Preference Period. Following the Preference Period, we and ACS will receive distributions proportional to our ownership interests.

We accounted for the acquisition of AWN using the acquisition method of accounting for business combinations with GCI treated as the acquiring entity. Accordingly, the assets and liabilities contributed from ACS were recorded at estimated fair values as of the date of acquisition. We used a combination of the discounted cash flows and market method to value the wireless licenses. We used the cost approach to value the acquired fixed assets and right-to-use assets. We used a discounted cash flow method to determine the fair value of the non-controlling interest. The assets and liabilities contributed by us to AWN were measured at their carrying amount immediately prior to the contribution as we are maintaining control over the assets and liabilities.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

We have not completed our analysis of the valuation, therefore, the amounts recorded and classifications used for the assets acquired and liabilities assumed are provisional and subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete our analysis. The following table summarizes the preliminary purchase price and the estimated fair value of ACS’s assets acquired and liabilities assumed, effective July 23, 2013 (amounts in thousands):

Purchase price:
Cash consideration paid	$100,000
Fair value of the one-third ownership interest of AWN	272,198
Total purchase price	$372,198

Purchase price allocation:
Acquired assets
Current assets	$17,132
Property and equipment, including construction in progress	82,865
Goodwill	138,090
Wireless licenses	65,600
Other assets	74,523
Fair value of liabilities assumed	(6,012)
Total fair value of assets acquired and liabilities assumed	$372,198

Goodwill in the amount of $138.1 million was recorded as a result of the acquisition and assigned to our Wireless segment. The recorded amount is provisional and subject to change as we obtain the necessary information to complete our analysis. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is primarily the result of synergies expected from the combination and to obtain access to wireless spectrum. Other assets is primarily comprised of capacity rights to use.

The acquisition resulted in additional revenues of $27.7 million for the three and nine months ended September 30, 2013. It is impracticable for us to determine the amount of earnings of the acquired business included in our Consolidated Income Statement for the three and nine months ended September 30, 2013, due to the significant transfer of personnel, fixed assets and other expenses into and between newly created and historical cost centers that has occurred subsequent to the acquisition.

Unaudited pro forma financial information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on January 1, 2012, nor is it necessarily indicative of the future revenue of the combined company. The following unaudited pro forma financial information is presented as if the acquisition occurred on January 1, 2012 (amounts in thousands):

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma consolidated revenue	$229,706	213,118	681,926	630,376

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Supplemental pro forma earnings have not been provided as it would be impracticable due to the nature of GCI's and ACS's respective wireless operations prior to the business combination. GCI and ACS were unable to disaggregate the components of expenses related to their wireless operations contributed to AWN and thus the amounts would require estimates so significant as to render the disclosure irrelevant.

Transaction costs of $4.6 million were incurred during 2012 and 2013 of which $1.6 million were recorded in selling, general and administrative expense the nine months ended September 30, 2013.

(e)	Recently Issued Accounting Pronouncements
There were various updates recently issued which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

(f)	Recently Adopted Accounting Pronouncements
Accounting Standards Update (“ASU”) 2012-2, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” allows an entity to assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and thus whether it is necessary to perform the quantitative impairment test in accordance with GAAP.  The adoption of ASU 2012-2 on January 1, 2013 did not have a material impact on our income statements, financial position or cash flows.

ASU 2012-4, “Technical Corrections and Improvements” includes amendments that cover a wide range of topics in the Accounting Standards Codification (“ASC”). These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements.  The adoption of ASU 2012-4 on January 1, 2013 did not have a material impact on our income statements, financial position or cash flows.

(g)	Regulatory Accounting
We account for our regulated operations in accordance with the accounting principles for regulated enterprises.  These accounting principles recognize the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.  Accordingly, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.  Our cost studies and depreciation rates for our regulated operations are subject to periodic audits that could result in a change to recorded revenues.

(h) Earnings per Share
We are a wholly owned subsidiary of GCI and, accordingly, are not required to present earnings per share. Our common stock is not publicly traded.

(i) Revenue Recognition
We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $14.9 million and $10.7 million for the three months ended September 30, 2013 and 2012, respectively, and $36.0 million and $31.8 million for the nine months ended September 30, 2013 and 2012, respectively.  At September 30, 2013, we have $46.8 million in high cost support accounts receivable.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

As an Eligible Telecommunications Carrier ("ETC"), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high cost areas. On November 29, 2011, the FCC published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers (“High Cost Order”). The High Cost Order defined the division of support to Alaska between Urban and Remote areas. Our Remote high cost support revenue recognition policy is described in Note 1(t) of our December 31, 2012 annual report on Form 10-K.

The High Cost Order mandated that as of January 1, 2012, Urban high cost support payments were frozen at the monthly average of the subject CETC’s 2011 annual support. A 20% annual phase down commenced July 1, 2012, decreasing support 20% each annual period until no support is paid starting July 1, 2016. If a successor funding mechanism is not operational on July 1, 2014, the phase down will stop at 60% and the subject CETCs will continue to receive annual support payments at the 60% level until a successor funding mechanism is operational. Urban high cost support is not dependent upon line counts.

We apply the proportional performance revenue recognition method to account for the impact of the declining payments while our level of service provided and associated costs remain constant. Included in the original calculation were the scheduled Urban high cost support payments from October 2011 through June 2014 net of our Urban accounts receivable balance at September 30, 2011. An equal amount of this result was recognized as Urban support revenue each period through the six months ended June 30, 2013. When the original calculation was performed we could not predict the likelihood of a successor funding mechanism being operational on July 1, 2014; therefore we did not included projected support payments beyond June 2014. At September 30, 2013, we believe a successor funding mechanism may be operational in January 2015 therefore we have updated our calculation to include the scheduled Urban high cost support payments from July 2013 through January 2017 net of the remaining Urban accounts receivable balance at September 30, 2011.

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

(k) Income Taxes
GCI, Inc., as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, all discussions regarding income taxes reflect the consolidated group's activity. Out income tax expense and deferred income tax assets and liabilities are presented herein using the separate-entity method.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Surcharges reported gross	$1,116	1,214	3,549	4,094

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Nine Months Ended September 30,	2013	2012
Increase in accounts receivable, net	$(41,962)	(52,020)
Increase in prepaid expenses	(1,066)	(312)
(Increase) decrease in inventories	3,218	(4,426)
Decrease in other current assets	1,379	1,167
Decrease in other assets	(197)	3,337
Increase (decrease) in accounts payable	6,114	(3,768)
Increase in deferred revenues	1,012	1,900
Increase (decrease) in accrued payroll and payroll related obligations	7,234	(1,320)
Increase in accrued liabilities	1,259	14,616
Increase in accrued interest	14,972	14,678
Decrease in subscriber deposits	(22)	(125)
Increase (decrease) in long-term deferred revenue	(739)	5,739
Decrease in components of other long-term liabilities	(1,090)	(1,093)
Total change in operating assets and liabilities	$(9,888)	(21,627)

The following items are for the nine months ended September 30, 2013 and 2012 (amounts in thousands):

Net cash paid or received:	2013	2012
Interest paid, net of amounts capitalized	$40,417	37,874

The following items are non-cash investing and financing activities for the nine months ended September 30, 2013 and 2012 (amounts in thousands):

	2013	2012
Non-cash additions for purchases of property and equipment	$17,013	20,854
Asset retirement obligation additions to property and equipment	$1,066	644
Deferred compensation distribution denominated in shares	$621	511
Net assets acquired with equity in AWN (see Note 1(d))	$272,198	—

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(3)	Intangible Assets and Goodwill
In connection with our 2013 organizational realignment, it was necessary to reclassify goodwill to conform to the current period’s segment presentation.  See Note 7, “Segments” of this Form 10-Q for further discussion of our change in segments.  Goodwill will be re-allocated to the segments using a relative fair value approach which is not yet final.  Goodwill allocated to our Wireless and Wireline segments as of September 30, 2013 is preliminarily estimated at $153.8 million and $61.6 million, respectively.  Goodwill allocated to our Wireless and Wireline segments as of September 30, 2012 is preliminarily estimated at $15.7 million and $59.2 million, respectively.  Wireless licenses and goodwill allocated to the Wireless segment increased substantially in the current quarter as a result of the consummation of the AWN transaction. See Note 1(d), "Acquisition" of this Form 10-Q for further discussion of the AWN transaction.  Goodwill assigned to our Wireline segment increased in the fourth quarter of 2012 due to contingent payments to former shareholders of United Utilities, Inc., our wholly owned subsidiary.  The amount recorded at December 31, 2012 was the final contingent payment.

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization expense	$1,451	1,275	4,338	3,900

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2013	$5,309
2014	5,015
2015	3,489
2016	1,874
2017	937

(4)	Long-Term Debt
On April 30, 2013, GCI Holdings, Inc. (“Holdings”), our wholly owned subsidiary, entered into a Third Amended and Restated Credit and Guarantee Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent ("Amended Senior Credit Facility"). The Amended Senior Credit Facility provides up to $240.0 million in delayed draw term loans and a $150.0 million revolving credit facility. The Amended Senior Credit Facility replaced the Senior Credit Facility described in Note 6(c) of our December 31, 2012 annual report on Form 10-K.  At closing Holdings borrowed $100.0 million of the delayed draw term loan and used the proceeds to pay down all of the outstanding debt under the previous Senior Credit Facility, pay loan fees and for general corporate purposes.  The Amended Senior Credit Facility will mature on April 30, 2018.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Borrowings under the Amended Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness.  Our Amended Senior Credit Facility Total Leverage Ratio (as defined) may not exceed 6.5 to one through June 30, 2014 and shall not exceed 5.95 to one any time thereafter; the Senior Leverage Ratio (as defined) may not exceed 3.00 to one; and our Interest Coverage Ratio (as defined) must not be less than 2.50 to one at any time.

The terms of the Amended Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the Amended Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Amended Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Amended Senior Credit Facility. The obligations under the Amended Senior Credit Facility are secured by a security interest on substantially all of the assets of Holdings and the subsidiary guarantors, as defined in the Amended Senior Credit Facility, and on the stock of Holdings.

The amendment to our Senior Credit Facility in April 2013 was a partial substantial modification of our existing Senior Credit Facility resulting in a $0.1 million write-off of previously deferred loan fees on our Consolidated Income Statement for the nine months ended September 30, 2013.  Net deferred loan fees of $0.7 million associated with the portion of our previous Senior Credit Facility that was determined not to have been substantially modified are being amortized over the life of the Amended Senior Credit Facility.

In connection with the Amended Senior Credit Facility, we paid loan fees and other expenses of $0.4 million that were expensed immediately on our Consolidated Income Statement for the nine months ended September 30, 2013 and $3.0 million that were deferred and are being amortized over the life of the Amended Senior Credit Facility.

In July 2013, we borrowed $100.0 million under the delayed draw term loan resulting in a total of $200.0 million borrowed under the delayed draw term loan as of September 30, 2013. Additionally, we have borrowed $27.0 million under the revolving portion and have $0.5 million of letters of credit outstanding under the Amended Senior Credit Facility at September 30, 2013, which leaves $162.5 million available for borrowing as of September 30, 2013.

(5)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, net receivables, inventories, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at September 30, 2013 and December 31, 2012 follow (amounts in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$1,090,758	1,090,281	957,663	979,594
Other liabilities	$31,608	30,246	25,511	24,766

The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair values of the $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021, the $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019. Rural Utilities Service debt, CoBank mortgage note payable, and capital

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

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

Fair Value Measurements
Assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2013 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$2,059	—	—
Total assets at fair value	$2,059	—	—

December 31, 2012 Assets
Deferred compensation plan assets (mutual funds)	$1,758	—	—
Total assets at fair value	$1,758	—	—

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

(6)	Stockholder's Equity

Shared-Based Compensation
GCI's Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  There have been no options granted since 2010.  The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares of GCI Class A common stock are issued when restricted stock awards are granted or stock option agreements are exercised.  We have 3.0 million shares available for grant under the Stock Option Plan at September 30, 2013.

The total fair value of options vesting during the nine months ended September 30, 2013 and 2012, was $78,000 and $0.6 million, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the nine months ended September 30, 2013 and 2012, were $0.1 million and $1.1 million, respectively. We received $0.3 million and $1.9 million in cash from stock option exercises in the nine months ended September 30, 2013 and 2012, respectively.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A summary of nonvested restricted stock award activity under the Stock Option Plan for the nine months ended September 30, 2013, follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	1,127	$9.59
Granted	664	$8.27
Vested	(119)	$7.87
Forfeited	(15)	$8.50
Nonvested at September 30, 2013	1,657

The following is a summary of our share-based compensation expense for the nine months ended September 30, 2013 and 2012 (amounts in thousands):

	2013	2012
Share-based compensation expense	$4,764	3,989
Adjustment to fair value of liability classified awards	(35)	1
Total share-based compensation expense	$4,729	3,990

Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Income Statements.  Unrecognized share-based compensation expense was $7.4 million relating to 1.7 million unvested restricted stock awards and $43,000 relating to 19,000 unvested stock options as of September 30, 2013.  We expect to recognize share-based compensation expense over a weighted average period of 1 year for stock options and 2 years for restricted stock awards.

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

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interest, non-cash right-to-use expense and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization, net interest expense, and income taxes (“EBITDA”) are used to estimate current

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-Q.  We have no intersegment sales.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Net assets in the Wireless segment increased substantially in the current quarter as a result of the consummation of the AWN transaction. See Note 1(d), "Acquisition" of this Form 10-Q for further discussion of the AWN transaction.

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2013 and 2012 follows (amounts in thousands):

	Three Months Ended			Nine Months Ended
	Wireless	Wireline	Total Reportable Segments	Wireless	Wireline	Total Reportable Segments
September 30, 2013
Revenues	$68,097	152,330	220,427	137,493	458,811	596,304
Adjusted EBITDA	$37,260	41,457	78,717	66,722	132,783	199,505

September 30, 2012
Revenues	$32,262	146,232	178,494	92,066	434,439	526,505
Adjusted EBITDA	$13,194	46,255	59,449	38,857	134,842	173,699

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reportable segment Adjusted EBITDA	$78,717	59,449	199,505	173,699
Less depreciation and amortization expense	(37,466)	(32,120)	(105,861)	(97,850)
Less share-based compensation expense	(1,823)	(1,395)	(4,729)	(3,990)
Less non-cash contribution expense	—	—	—	(960)
Less accretion expense	(178)	(201)	(460)	(541)
Less facility rights to use	(563)	—	(563)	—
Other	(3)	(341)	(453)	(648)
Consolidated operating income	38,684	25,392	87,439	69,710
Less other expense	(17,702)	(16,599)	(52,080)	(50,743)
Consolidated income before income tax expense	$20,982	8,793	35,359	18,967

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(8) Related Party Transaction
Upon closing of the AWN acquisition on July 22, 2013, ACS became a related party for financial statement reporting purposes. We have paid ACS $9.5 million and received $4.8 million in payments from ACS since the acquisition date. At September 30, 2013 we have $7.2 million in receivables from ACS and $5.4 million in payables to ACS. We also have long term capacity exchanges with ACS for which no money is exchanged.

(9)	Variable Interest Entities
We have entered into several arrangements under the New Markets Tax Credit (“NMTC”) program with US Bancorp to help fund a $59.3 million project to extend terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-Northwest (“TERRA-NW”), will connect to the TERRA-Southwest network and provide a high capacity backbone connection from the served communities to the Internet.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (“Act”) to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.  On August 30, 2011, we entered into the first arrangement (“NMTC #1”).  On October 3, 2012, we entered into the second arrangement (“NMTC #2”).  On December 11, 2012, we entered into the third arrangement (“NMTC #3”)

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, Inc. (“Unicom”), our wholly owned subsidiary, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $11.9 million and $30.9 million was held by Unicom at September 30, 2013 and December 31, 2012, respectively, and is included in our Consolidated Balance Sheets.  We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in 2014.  We began offering service on Phase 1 of this new facility on January 3, 2013.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of September 30, 2013.  The value attributed to the puts/calls is nominal.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of the VIEs consolidated as of September 30, 2013 and December 31, 2012 (amounts in thousands):

September 30, 2013
Assets		Equity
Carrying Value	Classification	Carrying Value	Classification
$3,327	Restricted cash[1]	$31,906	Non-controlling interests
29,628	Net property and equipment	1,049	Retained earnings attributable to GCI, Inc. common stockholders
$32,955		$32,955

December 31, 2012
Assets		Equity
Carrying Value	Classification	Carrying Value	Classification
$22,348	Restricted cash[1]	$32,258	Non-controlling interests
10,607	Net property and equipment	697	Retained earnings attributable to GCI, Inc. common stockholders
$32,955		$32,955

1 An additional $8.6 million in restricted cash is held at Unicom for use only on TERRA-NW.

(10)Commitments and Contingencies

Operating Leases as Lessee
We acquired a large number of operating leases as part of the AWN transaction resulting in a material increase to our existing operating leases. A summary of incremental future minimum lease payments resulting from that transaction follows (amounts in thousands):

Years ending December 31:
2013	$498
2014	3,520
2015	2,910
2016	1,970
2017	1,686
2018 and thereafter	1,664
Total minimum lease payments	$12,248

TERRA-NW
As a requirement of NMTC #1, NMTC #2 and NMTC #3, we have guaranteed completion of TERRA-NW by December 31, 2014.  We plan to fund an additional $20.7 million for TERRA-NW.  We began construction in 2012 and expect to complete all current phases of the project in 2014.  We began offering service on Phase 1 of this new facility on January 3, 2013.

AWN Member Distribution Adjustment
As part of the AWN transaction, distributions to each member are subject to adjustment based on the number of ACS and GCI wireless subscribers, with the aggregate adjustment capped at $21.8 million for each member

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

over the Preference Period. See Note 1(d), "Acquisition" of this Form 10-Q for further discussion of the AWN transaction.

(11) Subsequent Events

Intelsat Lease Amendment
On October 17, 2013, through our subsidiary GCI Communication Corp. we amended our transponder capacity lease agreement with Intelsat, Ltd. (“Intelsat”) to lease transponder capacity on Intelsat’s Galaxy 18 spacecraft. As a result, we expect to increase our existing capital lease asset and liability by $9.4 million during the three months ending December 31, 2013.

Denali Media Holdings
On November 1, 2013, we closed the transaction under the asset purchase agreements, pursuant to which Denali Media Holdings, Corp., a wholly owned subsidiary, through its wholly owned subsidiaries, Denali Media Anchorage, Corp. and Denali Media Southeast, Corp., agreed to purchase three Alaska broadcast stations: CBS affiliate KTVA-TV of Anchorage and NBC affiliates KATH-TV in Juneau and KSCT-TV of Sitka, for a total of $7.6 million (“Media Agreements”).  We are evaluating the accounting treatment for this transaction.

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

As it has for the last several years the national economy continues to see persistent unemployment and slow economic growth and is not expected to return quickly to a period of strong growth. Automatic spending cuts enacted by Congress known as “sequestration” went into effect beginning March 1, 2013 and more are scheduled to take effect in January 2014.  In addition, the federal government faces many challenges that may impact federal spending. We are not able to predict the effect that sequestration or any form of additional federal spending cuts or tax reform will have on the national or Alaska economy or on us.  Should the national economy deteriorate further, it could lead to reductions in consumer spending which could impact our revenue growth.

We believe the Alaska economy continues to perform well compared to most other states at the current time.  The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the short-term.  This cash reserve is important for Alaska’s economy as the State is one of the largest employers and second largest source of gross state product.  The majority of our revenue is driven by the strength of the Alaska economy which appears to have weathered the economic pressures relatively well to date.  Nonetheless we cannot predict the impact the nation’s or the state’s future economic situation may have on us in the future.

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

On July 22, 2013, GCI closed the transactions under the Asset Purchase and Contribution Agreement (“Wireless Agreement”) entered into on June 4, 2012 by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS, GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and AWN, pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN. This transaction provides a statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon Wireless and AT&T Mobility in Alaska. AWN will provide wholesale services to GCI and ACS. GCI and ACS will use the AWN network in order to continue to sell services to their respective retail customers. GCI and ACS will continue to compete against each other and other wireless providers in the retail market.

Under the terms of the Wireless Agreement, we, on GCI's behalf, contributed our wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN. As consideration for the contributed business assets and liabilities, ACS received $100.0 million in cash, a one-third ownership percentage in AWN and entitlements to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations ("Preference Period"). ACS's preferential cash distributions are expected to be higher than that which they would receive from their one-third interest. We received a two-third ownership percentage in AWN, as well as entitlements to receive all remaining cash distributions after ACS’s preferential cash distributions during the Preference Period. The distributions to each member are subject to adjustment based on the number of ACS and GCI wireless subscribers, with the aggregate adjustment capped at $21.8 million for each member over the Preference Period. Following the Preference Period, we and ACS will receive distributions proportional to our ownership interests. As part of closing, we borrowed $100.0 million under our Amended Senior Credit Facility to fund the purchase of wireless network assets from ACS.

As an Eligible Telecommunications Carrier ("ETC"), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high cost areas. On November 29, 2011, the FCC published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers (“High Cost Order”). The High Cost Order defined the division of support to Alaska between Urban and Remote areas. Our Urban high cost support revenue recognition is dependent upon the timing of an operational successor funding mechanism and our estimate of such timing was refined during the third quarter of 2013. The change in estimate is expected to result in a $0.6 million and $0.7 million annual decrease in Wireless and Wireline segment revenue, respectively, from the amounts previously being recognized.

In November 2010, Verizon acquired a license for 22MHz of the 700 MHz wireless spectrum band covering Alaska.  In June 2013, Verizon began providing service on its Long Term Evolution (“LTE”) network in Anchorage, Fairbanks, Juneau and the Matanuska-Susitna Borough.  The service provided by Verizon’s LTE network is limited to data only.  Verizon may begin providing voice over LTE in 2014 and we expect Verizon legacy CDMA voice roaming to continue with its existing Alaska roaming providers. We cannot predict the potential impact this new competition may have on us in the future.

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Three Months Ended September 30,		Percentage Change[1] 2013	Nine Months Ended September 30,		Percentage Change[1] 2013
	2013	2012	vs. 2012	2013	2012	vs. 2012
Statements of Operations Data:
Revenues:
Wireless segment	31%	18%	111%	23%	18%	49%
Wireline segment	69%	82%	4%	77%	82%	6%
Total revenues	100%	100%	23%	100%	100%	13%
Selling, general and administrative expenses	32%	33%	19%	33%	34%	9%
Depreciation and amortization expense	17%	18%	17%	18%	19%	8%
Operating income	18%	14%	52%	15%	13%	25%
Other expense, net	8%	9%	7%	9%	10%	3%
Income before income taxes	10%	5%	139%	6%	4%	86%
Net income	9%	2%	468%	5%	2%	217%
Net income (loss) attributable to the non-controlling interests	5%	—%	(6,375)%	2%	—%	(2,148)%
Net income attributable to GCI, Inc.	4%	2%	141%	3%	2%	79%

[1]Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interest, non-cash right-to-use expense and non-cash contribution adjustment (“Adjusted EBITDA”).  Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization expense, net interest expense and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Overview of Revenues and Cost of Goods Sold
Total revenues increased 23% from $178.5 million in the three months ended September 30, 2012 to $220.4 million in the same period of 2013.  Total revenues increased 13% from $526.5 million in the nine months ended September 30, 2012 to $596.3 million in the same period of 2013.  Revenue increased in both of our segments for the three and nine months ended September 30, 2013 compared to the same periods in 2012.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 19% from $62.8 million in the three months ended September 30, 2012 to $74.7 million in the same period of 2013.  Total Cost of Goods Sold increased 15% from $177.7 million in the nine months ended September 30, 2012 to $205.0 million in the same period of 2013.  Cost of Goods Sold increased in both of our segments for the three and nine months ended September 30, 2013 compared to the same periods in 2012.  See the discussion below for more information by segment.

Wireless Segment Overview
Wireless segment revenue, representing 31% and 23% of consolidated revenues; Wireless segment Cost of Goods Sold, representing 36% and 28% of consolidated Cost of Goods Sold; and, Wireless segment Adjusted EBITDA, representing 47% and 33% of consolidated Adjusted EBITDA for the three and nine months ended September 30, 2013, respectively, is as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change
Revenue	$68,097	32,262	111%	137,493	92,066	49%
Cost of Goods Sold	$26,815	15,263	76%	57,800	41,804	38%
Adjusted EBITDA	$37,260	13,194	182%	66,722	38,857	72%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Wireless Segment Revenues
The increase in revenue is primarily due to the following:

•	A $15.8 million increase in roaming revenue for the three and nine months ended September 30, 2013 due to the July 22, 2013 consummation of the AWN transaction.

•
A $4.6 million and a $10.7 million increase in roaming revenue for the three and nine months ended September 30, 2013 when compared to the same periods in 2012, respectively, is due to increased data usage by one of our roaming partners’ customers,

•
A $7.9 million increase in non-Lifeline retail revenue for the three and nine months ended September 30, 2013 due to the July 22, 2013 consummation of the AWN transaction.  The Wireless segment recognizes 70% of retail wireless plan fee revenue with the remaining 30% recognized in Wireline segment – Consumer or Wireline segment – Business Services depending on whether the revenue is generated by a residential or commercial subscriber, and

•	A $3.3 million increase in high cost support for the three and nine months ended September 30, 2013 due to the July 22, 2013 consummation of the AWN transaction.

Wireless Segment Cost of Goods Sold
The increase in Cost of Goods Sold is primarily due to the following:

•
A $5.2 million increase for the three and nine months ended September 30, 2013 primarily due to wireless handset equipment costs and roaming costs due to the July 22, 2013 consummation of the AWN transaction, and

•
A $1.1 million and a $2.5 million increase for the three and nine months ended September 30, 2013 compared to the same periods in 2012, respectively, primarily due to wireless handset equipment costs.  The Wireless segment provides a subsidy to Wireline segment – Consumer and Wireline segment – Business Services to offset the cost of handsets sold to retail wireless subscribers.  Our wireless handset equipment costs have increased due to an increase in non-Lifeline wireless subscribers and due to a higher percentage of our handsets sold being premium smartphones which have a higher cost.

Wireless Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three and nine months ended September 30, 2013 when compared to the same periods in 2012 is primarily due to increased revenue as described above in “Wireless Segment Revenues.”  This increase was partially offset by increased Cost of Goods Sold as described above in “Wireless Segment Cost of Goods Sold” and an increase in selling, general and administrative expense.

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

Wireline segment revenue represented 69% and 77% of consolidated revenues for the three and nine months ended September 30, 2013, respectively. The components of Wireline segment revenue are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change
Consumer
Wireless	$7,581	6,448	18%	21,307	19,341	10%
Data	24,981	21,379	17%	73,450	63,351	16%
Video	27,674	28,394	(3)%	83,375	86,651	(4)%
Voice	8,647	9,896	(13)%	27,318	31,555	(13)%
Business Services
Wireless	785	688	14%	2,228	2,142	4%
Data	39,229	36,060	9%	118,759	105,501	13%
Video	3,705	3,142	18%	10,297	9,498	8%
Voice	9,952	12,221	(19)%	35,532	36,704	(3)%
Managed Broadband
Data	24,544	22,685	8%	70,594	63,431	11%
Voice	5,232	5,319	(2)%	15,951	16,265	(2)%
Total Wireline segment revenue	$152,330	146,232	4%	458,811	434,439	6%

Wireline segment Cost of Goods Sold represented 64% and 72% of consolidated Cost of Goods Sold for the three and nine months ended September 30, 2013, respectively. The components of Wireline segment Cost of Goods Sold are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change
Consumer	$18,648	20,593	(9)%	58,275	58,392	—%
Business Services	21,041	19,972	5%	69,118	58,248	19%
Managed Broadband	8,226	6,926	19%	19,846	19,243	3%
Total Wireline segment Cost of Goods Sold	$47,915	47,491	1%	147,239	135,883	8%

Wireline segment Adjusted EBITDA, which represented 53% and 67% of consolidated Adjusted EBITDA for the three and nine months ended September 30, 2013, respectively, is as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change
Wireline segment Adjusted EBITDA	$41,457	46,255	(10)%	$132,783	134,842	(2)%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Wireline segment follow:

	September 30,		Percentage
	2013	2012	Change
Consumer
Data:
Cable modem subscribers[1]	114,800	113,100	2%
Video:
Basic subscribers[2]	118,400	122,200	(3)%
Digital programming tier subscribers[3]	68,100	72,000	(5)%
HD/DVR converter boxes[4]	92,100	89,200	3%
Homes passed	246,600	242,400	2%
Average monthly gross revenue per subscriber - quarter[5]	$77.64	$77.45	—%
Average monthly gross revenue per subscriber - year-to-date[6]	$76.88	$78.01	(1)%
Voice:
Total local access lines in service[7]	62,800	71,900	(13)%
Local access lines in service on GCI facilities[7]	58,500	66,900	(13)%
Business Services
Data:
Cable modem subscribers[1]	14,000	11,600	21%
Voice:
Total local access lines in service[7]	49,400	51,800	(5)%
Local access lines in service on GCI facilities[7]	34,800	30,500	14%
Combined Consumer and Business Services
Wireless
Consumer Lifeline wireless lines in service[8]	29,600	35,500	(17)%

Consumer Non-Lifeline wireless lines in service[9]	94,800	87,300	9%
Business Services Non-Lifeline wireless lines in service[9]	17,900	16,600	8%
Total wireless lines in service	142,300	139,400	2%
Average monthly gross revenue per subscriber - quarter[10]	$50.76	$46.34	10%
Average monthly gross revenue per subscriber - year-to-date[11]	$50.03	$46.73	7%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period ("Video ARPU") for the three months ended September 30, 2013 and 2012.

[6] Video ARPU for the nine months ended September 30, 2013 and 2012.
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
[10] Average monthly wireless revenues, excluding those from other common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period ("Wireless ARPU"). Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment for the three months ended September 30, 2013 and 2012.

[11] Wireless ARPU for the nine months ended September 30, 2013 and 2012. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

Wireline Segment Revenues

Consumer
The increase in data revenue is primarily due to a $3.1 million or 16% and $9.5 million or 17% increase in cable modem revenue for the three and nine months ended September 30, 2013 when compared to the same periods in 2012, respectively, due to increased subscribers and our subscribers’ selection of plans that offer higher speeds and higher usage limits.

Business Services
Business Services data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.

The increase in data revenue is primarily due to a $1.4 million or 11% and $13.1 million or 38% increase in managed services project revenue for the three and nine months ended September 30, 2013 when compared to the same periods in 2012, respectively, due to special project work.

Managed Broadband
The increase in data revenue is primarily due to a $1.9 million or 9% and $9.4 million or 16% increase in monthly contract revenue for the three and nine months ended September 30, 2013 when compared to the same periods in 2012, respectively, due to new ConnectMD® and SchoolAccess® customers and increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers.  The increase in data revenue for the nine months ended September 30, 2013 when compared to the same period in 2012 is partially offset by the absence of $1.6 million in revenue that was recognized in the second quarter of 2012 as a result of the successful appeal of previously denied funding from USAC.

Wireline Segment Cost of Goods Sold

Consumer
The decrease in Cost of Goods Sold for the three and nine months ended September 30, 2013 when compared to the same periods in 2012 is primarily due to a decrease in subsidies for the purchase of wireless handsets partially offset by an increase in video Cost of Goods Sold primarily due to programming changes. Wireless subsidies are generally reported in our Wireless Segment Cost of Goods Sold, however, additional subsidies offered by Consumer or Business Services are recorded in that respective customer type's Cost of Goods Sold.

Business Services
The increase in Cost of Goods Sold is primarily due to a $1.0 million or 11% and a $12.0 million or 45% increase in managed services project Cost of Goods Sold for the three and nine months ended September 30, 2013 when compared to the same period in 2012, respectively, related to the increased special project work described above in “Wireline Segment Revenues – Business Services.”

Managed Broadband
The increase in Cost of Goods Sold for the three months ended September 30, 2013 when compared to the same period in 2012 is primarily due to the increase in network capacity provided to new customers described above in "Wireline Segment Revenues - Managed Broadband."

Wireline Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2013 when compared to the same periods in 2012 is primarily due to an increase in selling, general and administrative expense and Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" partially offset by increase in revenues as described above in "Wireline Segment Revenues."

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $11.3 million to $69.5 million for the three months ended September 30, 2013.  Selling, general and administrative expenses increased $16.7 million to $198.0 million for the nine months ended September 30, 2013.  Individually significant items contributing to the increase include:

•	A $2.7 million and $5.7 million increase in labor costs for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012,

•
A $0.5 million and $2.2 million increase in contract labor related to non-capitalizable network projects for our ConnectMD® and SchoolAccess® customers for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012,

•
A $3.0 million and $2.4 million increase in our company-wide success sharing bonus accrual for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012,

•	A $0.9 million increase in health benefit costs for the three and nine months ended September 30, 2013 when compared to the same periods in 2012, and

•	A $0.4 million and a $0.7 million increase in share-based compensation expense for the three and nine months ended September 30, 2013 when compared to the same periods in 2012.

Increases for the nine months ended September 30, 2013 were partially offset by a $1.0 million decrease in contribution expense when compared to the same period in 2012 due to the absence of new donated services to the University of Alaska that had occurred in 2012.

As a percentage of total revenues, selling, general and administrative expenses decreased from 33% for the three months ended September 30, 2012 to 32% for the three months ended September 30, 2013.  As a percentage of total revenues, selling, general and administrative expenses decreased from 34% for the nine months ended September 30, 2012 to 33% for the nine months ended September 30, 2013.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $5.3 million to $37.5 million and $8.0 million to $105.9 million in the three and nine months ended September 30, 2013, respectively compared to the same periods in 2012.  These increases are primarily due to new assets placed in service in 2013 and in the last three months of 2012, partially offset by assets which became fully depreciated during the last three months of 2012 and in 2013.

Other Expense, Net
Other expense, net of other income, increased $1.1 million to $17.7 million and $1.3 million to $52.1 million in the three and nine months ended September 30, 2013, respectively. The increase for the three months ended September 30, 2013 is primarily due to increased interest expense attributable to increased borrowing on our Senior Credit Facility. The increase for the nine months ended September 30, 2013 is primarily due to a write-off of loan fees related to the refinancing of our Senior Credit Facility.

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

Income tax expense totaled $1.0 million and $5.3 million in the three months ended September 30, 2013 and 2012, respectively. Our effective income tax rate was 5% and 60% in the three months ended September 30, 2013 and 2012, respectively. Income tax expense totaled $8.2 million and $10.4 million in the nine months ended September 30, 2013 and 2012, respectively. Our effective income tax rate was 23% and 55% in the nine months ended September 30, 2013 and 2012, respectively. Our effective income tax rate decreased due to the inclusion of income attributable to the non-controlling interest in AWN in income before income tax expense.

At September 30, 2013, we have income tax net operating loss carryforwards of $273.2 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $112.3 million associated with income tax net operating losses that were generated from 2000 to 2011 and that expire from 2020 to 2031, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 21% to 26% in the year ending December 31, 2013. The effective rate has decreased because, in general, as pretax income increases, the percentage of permanent differences as a percentage of pretax income decreases, and due to the fact that income taxes on income attributable to the non-controlling interest are not recorded in the consolidated financial statements.

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

On April 30, 2013, GCI Holdings, Inc., our wholly owned subsidiary, entered into a Third Amended and Restated Credit and Guarantee Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent ("Amended Senior Credit Facility").  The Amended Senior Credit Facility provides up to $240.0 million in delayed draw term loans and a $150.0 million revolving credit facility.  The Amended Senior Credit Facility replaced the Senior Credit Facility described in Note 6(c) of our December 31, 2012 annual report on Form 10-K. The interest rate under the Amended Senior Credit Facility is London Interbank Offered Rate (“LIBOR”) plus a margin dependent upon our Total Leverage Ratio ranging from 2% to 3%. The Amended Senior Credit Facility will mature on April 30, 2018. The terms of the Amended Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default.  At any time after the occurrence of an event of default under the Amended Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Amended Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Amended Senior Credit Facility.  The obligations under the Amended Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI Holdings, Inc. and the subsidiary guarantors, and on the stock of GCI Holdings, Inc.

As discussed in the General Overview section of this Item 2, on July 22, 2013, GCI closed the AWN transaction.  Under the terms of the Wireless Agreement, we, on GCI's behalf, contributed our wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN.  We funded the purchase by borrowing $100.0 million under our Amended Senior Credit Facility on July 17, 2013.  We have also agreed to provide AWN a $50.0 million working capital line of credit.

We will manage AWN and receive a management fee of 4% of free cash flow as defined in the Wireless Agreement in the first two years of operations.  The management fee will increase to 6% in the third and fourth years of the agreement and 8% after the fourth year of the agreement.  The management fee will be paid before distributions to the owners.

We have entered into several financing arrangements under the New Markets Tax Credit (“NMTC”) program which have provided a total of $32.3 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-NW, will connect to our TERRA-Southwest network and provide a high capacity backbone connection from the served communities to the Internet.  We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in 2014.  We placed into service Phase 1 of the TERRA-NW project on January 3, 2013.  The total net cash received under the NMTC program is recorded as Restricted Cash on our Consolidated Balance Sheets.  We have used $29.0 million of Restricted Cash to fund cumulative TERRA-NW capital expenditures through September 30, 2013.  We plan to fund an additional $20.7 million for TERRA-NW.

On November 1, 2013, we closed the transaction under the asset purchase agreements, pursuant to which Denali Media Holdings, Corp., a wholly owned subsidiary, through its wholly owned subsidiaries, Denali Media Anchorage, Corp. and Denali Media Southeast, Corp., agreed to purchase three Alaska broadcast stations for a total of $7.6 million. We are evaluating the accounting treatment for this transaction.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, are summarized as follows (amounts in thousands):

	Nine Months Ended September 30,
	2013	2012
Operating activities	$140,836	105,166
Investing activities	(216,826)	(97,135)
Financing activities	113,338	(11,003)
Net increase (decrease) in cash and cash equivalents	$37,348	(2,972)

Operating Activities
The increase in cash flows provided by operating activities for the nine months ended September 30, 2013, as compared to the same period in 2012, is due to an increase in net income.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures and $100.0 million to purchase wireless network assets from ACS as part of the consummation of the AWN transaction.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $136.5 million and $104.4 million during the nine months ended September 30, 2013 and 2012, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2013, we expect our 2013 expenditures to total $185.0 million including core and non-core operations. Additionally, we expect $30.0 to $35.0 million of additional capital expenditures funded primarily with cash raised from our NMTC transactions and an increase in our satellite transponder capital lease.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2013, consists primarily of proceeds from borrowing $100.0 million under the term loan portion of our Amended Senior Credit Facility to fund the purchase of wireless network assets from ACS as part of the close of the AWN transaction and borrowings under the revolving portion of our Amended Senior Credit Facility.  These proceeds were offset by repayments of Rural Utilities Service (“RUS”) debt and repurchases of GCI's common stock.  Proceeds from borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Amended Senior Credit Facility
Our Amended Senior Credit Facility includes a $240.0 million term loan and a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  We had $200.0 million outstanding under the term loan at September 30, 2013.  Under the revolving portion of the Amended Senior Credit Facility we have borrowed $27.0 million and have $0.5 million of letters of credit outstanding, which leaves $162.5 million available for borrowing as of September 30, 2013.  A total of $227.0 million is outstanding as of September 30, 2013.

Debt Covenants
We are subject to covenants and restrictions applicable to our $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021, our $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019, our Amended Senior Credit Facility, our RUS loans, and our CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, GCI is currently authorized to make up to $101.2 million of repurchases as of September 30, 2013.  GCI is authorized to increase its repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During the nine months ended September 30, 2013, we repurchased, on GCI's behalf, 1.7 million shares of GCI common stock under the stock buyback program at a cost of $15.1 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Amended Senior Credit Facility carries interest rate risk.  Amounts borrowed under our Amended Senior Credit Facility bear interest at LIBOR plus 3.0% or less depending upon our Total Leverage Ratio (as defined in the Amended Senior Credit Facility).  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of September 30, 2013, we have borrowed $227.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $2.3 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting", our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of 2013, we closed the transactions under the Wireless Agreement. As a result of these transactions, we are currently in the process of integrating new income streams. We are evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of our ongoing integration activities, and as a result, controls will be changed as needed.

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
10.201
Seventeenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated June 4, 2013 # *

10.202
Eighteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated October 17, 2013 # *

10.203	First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC dated July 22, 2013 # *
10.204	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated March 1, 1996 *
10.205	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and The United States of America dated June 1, 2010 *
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Treasurer and Director *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Treasurer and Director *
101
The following materials from GCI, Inc.'s Quarterly Report on Form
10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

#
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

GCI, INC.

Signature	Title	Date

/s/ Gregory F. Chapados	President and Director	November 7, 2013
Gregory F. Chapados	(Principal Executive Officer)

/s/ John M. Lowber	Secretary, Treasurer and Director	November 7, 2013
John M. Lowber	(Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	November 7, 2013
Lynda L. Tarbath	Officer (Principal Accounting Officer)