Form 10-Q/A
period 2013-09-30
GCI INC
filed 2014-03-07
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
☐ Yes ☒ No

Explanatory Note

GCI, Inc. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as "Company," "we," "us" or "our") is filing this Amendment on Form 10-Q/A ("Amendment") to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which was originally filed on November 8, 2013 ("Original Filing").

The purpose of this Amendment is to replace a redacted document filed as an exhibit to the Company's Original Filings with a revised redacted document that includes appendices not previously included in the Original Filing. The document is further described in Item 6 of this amendment. This Amendment does not affect any other parts of, or exhibits to, the Original Filing or other amendments to it, and those unaffected parts or exhibits are not included in this Amendment.

Except as expressly stated in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment must be read in conjunction with the Company's other filings, if any, made with the SEC subsequent to the filing of the Original Filing.

GCI, INC.
WHOLLY OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
FORM 10-Q/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

		Page No.

Part II. OTHER INFORMATION

Item 6.	Exhibits	4

Other items are omitted, as they are not applicable.

SIGNATURES		5

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
10.201
Seventeenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated June 4, 2013 # *

31.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director*
31.2	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary*

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

GCI, INC.

Signature	Title	Date

/s/ Gregory F. Chapados	President and Director	March 6, 2014
Gregory F. Chapados	(Principal Executive Officer)

/s/ Peter J. Pounds	Chief Financial Officer, Secretary, Treasurer, and Director	March 6, 2014
Peter J. Pounds	(Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	March 6, 2014
Lynda L. Tarbath	Officer (Principal Accounting Officer)