Form 10-Q
period 2014-03-31
GCI INC
filed 2014-05-08
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
FOR THE QUARTER ENDED MARCH 31, 2014

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of these words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including those identified under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2013.  Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these forward looking statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	March 31,	December 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$53,616	44,971

Receivables (including $31,600 and $28,000 from a related party at March 31, 2014 and December 31, 2013, respectively)	219,050	228,372
Less allowance for doubtful receivables	2,445	2,346
Net receivables	216,605	226,026

Deferred income taxes	36,167	39,753
Prepaid expenses	11,306	7,725
Inventories	6,694	10,347
Other current assets	204	230
Total current assets	324,592	329,052

Property and equipment in service, net of depreciation	967,044	969,578
Construction in progress	81,245	87,476
Net property and equipment	1,048,289	1,057,054

Goodwill	219,041	219,041
Cable certificates	191,635	191,635
Wireless licenses	91,400	91,400
Other intangible assets, net of amortization	70,564	71,435
Deferred loan and senior notes costs, net of amortization of $7,087 and $6,545 at March 31, 2014 and December 31, 2013, respectively	11,772	12,129
Other assets	52,507	40,061
Total other assets	636,919	625,701
Total assets	$2,009,800	2,011,807

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2014	2013
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$10,520	9,301
Accounts payable (including $12,500 and $11,200 to a related party at March 31, 2014 and December 31, 2013, respectively)	50,102	65,095
Deferred revenue	29,048	27,586
Accrued interest	21,451	7,088
Accrued payroll and payroll related obligations	21,327	29,855
Accrued liabilities	15,352	14,359
Subscriber deposits	1,186	1,326
Total current liabilities	148,986	154,610

Long-term debt, net	1,044,860	1,045,144
Obligations under capital leases, excluding current maturities	72,610	66,261
Obligation under capital lease due to related party, excluding current maturity	1,875	1,880
Deferred income taxes	158,104	161,476
Long-term deferred revenue	87,102	88,259
Other liabilities	37,452	36,823
Total liabilities	1,550,989	1,554,453

Commitments and contingencies
Stockholder's equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares each at March 31, 2014 and December 31, 2013.	206,622	206,622
Paid-in capital	81,941	79,297
Retained deficit	(127,183)	(128,775)
Total GCI, Inc. stockholder's equity	161,380	157,144
Non-controlling interests	297,431	300,210
Total stockholder's equity	458,811	457,354
Total liabilities and stockholder's equity	$2,009,800	2,011,807

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2014	2013
Revenues:
Non-related party	$200,503	186,216
Related party	15,780	—
Total revenues	216,283	186,216

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	69,143	64,610
Related party	2,631	—
Total cost of goods sold	71,774	64,610

Selling, general and administrative expenses:
Non-related party	70,742	64,411
Related party	1,150	136
Total selling, general and administrative expenses	71,892	64,547

Depreciation and amortization expense	42,352	33,999
Operating income	30,265	23,060

Other expense:
Interest expense (including amortization of deferred loan fees)	(18,211)	(16,904)
Other	(97)	—
Other expense	(18,308)	(16,904)
Income before income tax expense	11,957	6,156
Income tax expense	(215)	(3,029)

Net income	11,742	3,127
Net income (loss) attributable to non-controlling interests	9,621	(117)
Net income attributable to GCI, Inc.	$2,121	3,244

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)
	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholder's Equity

(Amounts in thousands)
Balances at January 1, 2013	100	$206,622	67,493	(120,843)	32,258	185,530
Net income	—	—	—	3,244	(117)	3,127
Distribution to General Communication, Inc.	—	—	—	(6,747)	—	(6,747)
Contribution from General Communication, Inc.	—	—	1,946	—	—	1,946
Balances at March 31, 2013	100	$206,622	69,439	(124,346)	32,141	183,856

Balances at January 1, 2014	100	$206,622	79,297	(128,775)	300,210	457,354
Net income	—	—	—	2,121	9,621	11,742
Distribution to General Communication, Inc.	—	—	—	(529)	—	(529)
Contribution from General Communication, Inc.	—	—	2,644	—	—	2,644
Distribution to non-controlling interests	—	—	—	—	(12,500)	(12,500)
Other	—	—	—	—	100	100
Balances at March 31, 2014	100	$206,622	81,941	(127,183)	297,431	458,811

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)
(Amounts in thousands)
	2014	2013
Cash flows from operating activities:
Net income	$11,742	3,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	42,352	33,999
Share-based compensation expense	1,778	1,259
Deferred income tax expense	214	3,029
Other noncash income and expense items	1,665	1,835
Change in operating assets and liabilities	7,151	(714)
Net cash provided by operating activities	64,902	42,535
Cash flows from investing activities:
Purchases of property and equipment	(28,174)	(38,316)
Purchase of investments	(15,000)	—
Restricted cash	2,672	—
Purchases of other assets and intangible assets	(1,463)	(1,065)
Grant proceeds	716	—
Other	49	886
Net cash used in investing activities	(41,200)	(38,495)
Cash flows from financing activities:
Distribution to non-controlling interest	(12,500)	—
Repayment of debt and capital lease obligations	(2,185)	(1,949)
Net distribution to General Communication, Inc.	(372)	(6,747)
Borrowing on Senior Credit Facility	—	10,000
Borrowing on other long-term debt	—	604
Net cash provided by (used in) financing activities	(15,057)	1,908
Net increase in cash and cash equivalents	8,645	5,948
Cash and cash equivalents at beginning of period	44,971	20,585
Cash and cash equivalents at end of period	$53,616	26,533

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of GCI, Inc. and its direct and indirect subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013, filed with the SEC on March 27, 2014, as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

(a)	Business
We offer the following services primarily in Alaska:

•	Postpaid and prepaid wireless services and sale of wireless handsets and accessories,

•	Video services,

•	Internet access services,

•	Wholesale wireless, including postpaid and prepaid wireless plans for resale by other carriers and roaming for certain wireless carriers,

•	Local and long-distance voice services,

•	Data network services,

•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,

•	Managed services to certain commercial customers,

•	Sales and service of dedicated communications systems and related equipment, and

•
Lease, service arrangements and maintenance of capacity on our fiber optic cable systems used in the transmission of services within Alaska and between Alaska and the remaining United States and foreign countries.

(b)	Principles of Consolidation
Our consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries, The Alaska Wireless Network, LLC ("AWN") of which we own a two-third interest and four variable interest entities (“VIEs”) for which we are the primary beneficiary after providing certain loans and guarantees.  These VIEs are Terra GCI Investment Fund, LLC (“TIF”), Terra GCI 2 Investment Fund, LLC (“TIF 2”), Terra GCI 2-USB Investment Fund, LLC (“TIF 2-USB”) and Terra GCI 3 Investment Fund, LLC (“TIF 3”).  We also include in our consolidated financial statements non-controlling interests in consolidated subsidiaries for which our ownership is less than 100 percent.  We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies.

All significant intercompany transactions between non-regulated affiliates of our company are eliminated.  Intercompany transactions generated between regulated and non-regulated affiliates of our company are not eliminated in consolidation.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(c)	Non-controlling Interests
Non-controlling interests represent the equity ownership interests in consolidated subsidiaries not owned by us.  Non-controlling interests are adjusted for contributions, distributions, and income and loss attributable to the non-controlling interest partners of the consolidated entities.  Income and loss is allocated to the non-controlling interests based on the respective governing documents.

(d)	Acquisition
On July 22, 2013, GCI closed the transactions for our two-thirds ownership interest in AWN. Alaska Communications Systems Group, Inc. ("ACS") owns the other one-third ownership interest in AWN.

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

Unaudited pro forma financial information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on January 1, 2013, nor is it necessarily indicative of the future revenue of the combined company as it includes estimates of the acquired entity revenue. The following unaudited pro forma financial information is presented as if the acquisition occurred on January 1, 2013 (amounts in thousands):

(unaudited)
Three Months Ended March 31,
2013
Pro forma consolidated revenue	$218,098

Supplemental pro forma earnings have not been provided as it would be impracticable due to the nature of GCI's and ACS's respective wireless operations prior to the business combination. GCI and ACS were unable to disaggregate the components of expenses related to their wireless operations contributed to AWN and thus the amounts would require estimates so significant that the resulting information would not be meaningful.

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

(i) Revenue Recognition
We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $16.5 million and $10.6 million for the three months ended March 31, 2014 and 2013, respectively.  At March 31, 2014, we have $46.4 million in high cost support accounts receivable.

(j)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses,and broadcast licenses, our effective tax rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense) (“Cost of Goods Sold”), depreciation and the accrual of contingencies and litigation.  Actual results could differ from those estimates.

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

	Three Months Ended March 31,
	2014	2013
Surcharges reported gross	$1,134	1,228

(m)	Reclassifications
Reclassifications have been made to the 2013 financial statements to make them comparable with the 2014 presentation.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Three Months Ended March 31,	2014	2013
(Increase) decrease in accounts receivable, net	$8,295	(14,243)
Increase in prepaid expenses	(3,581)	(2,311)
(Increase) decrease in inventories	3,653	(590)
Decrease in other current assets	26	516
Increase in other assets	(142)	(107)
Decrease in accounts payable	(8,594)	(333)
Increase in deferred revenues	1,462	325
Increase (decrease) in accrued payroll and payroll related obligations	(8,476)	1,210
Increase in accrued liabilities	1,015	667
Increase in accrued interest	14,363	14,722
Increase (decrease) in subscriber deposits	(140)	116
Increase (decrease) in long-term deferred revenue	(1,375)	265
Increase (decrease) in components of other long-term liabilities	645	(951)
Total change in operating assets and liabilities	$7,151	(714)

The following items are for the three months ended March 31, 2014 and 2013 (amounts in thousands):

Net cash paid or received:	2014	2013
Interest paid, net of amounts capitalized	$4,412	2,704

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following items are non-cash investing and financing activities for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Non-cash additions for purchases of property and equipment	$9,779	8,322
Net capital lease obligation adjustment	$9,385	—
Distribution to non-controlling interest	$4,167	—
Asset retirement obligation additions to property and equipment	$361	989
Deferred compensation distribution denominated in shares	$617	621

(3)	Intangible Assets and Goodwill
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Amortization expense	$2,411	1,456

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2014	$9,047
2015	7,158
2016	5,470
2017	4,263
2018	3,416

(4)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2014 and December 31, 2013, the fair values of cash and cash equivalents, net receivables, inventories, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at March 31, 2014 and December 31, 2013 follow (amounts in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,047,706	1,081,547	1,047,980	1,058,431

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following methods and assumptions were used to estimate fair values:

Current and long-term debt:  The fair values of the 6.75% Senior Notes due 2021 and the 8.63% Senior Notes due 2019 are based upon quoted market prices for the same or similar issues (Level 2). The fair value of our Rural Utilities Service debt is based on the current rates offered to us for the same remaining maturities (Level 3).  The fair value of our Senior Credit Facility is estimated to approximate the carrying value because this instrument is subject to variable interest rates (Level 2).

Fair Value Measurements
Assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2014 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$1,871	—	—
Total assets at fair value	$1,871	—	—

December 31, 2013 Assets
Deferred compensation plan assets (mutual funds)	$2,183	—	—
Total assets at fair value	$2,183	—	—

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

(5)	Stockholder's Equity

Shared-Based Compensation
GCI's Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares of GCI Class A common stock are issued when stock option agreements are exercised or restricted stock awards are granted.  We have 2.3 million shares available for grant under the Stock Option Plan at March 31, 2014.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A summary of option activity under the Stock Option Plan as of March 31, 2014 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	620	$7.74
Exercised	(19)	$8.76
Options forfeited and retired	(250)	$8.40
Expired	(12)	$10.69
Outstanding at March 31, 2014	339	$7.09	4.7 years	$1,492
Exercisable at March 31, 2014	329	$7.11	4.7 years	$1,443

The total fair value of options vesting during the three months ended March 31, 2014 and 2013, was $27,000 and $32,000, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the three months ended March 31, 2014 and 2013, were $43,000 and $0.1 million, respectively. We received $0.2 million and $0.3 million in cash from stock option exercises in the three months ended March 31, 2014 and 2013, respectively.

A summary of nonvested restricted stock award activity under the Stock Option Plan for the three months ended March 31, 2014, follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	1,209	$8.60
Granted	1,119	$9.81
Vested	(83)	$10.58
Forfeited	(3)	$9.44
Nonvested at March 31, 2014	2,242

The weighted average grant date fair value of awards granted during the three months ended March 31, 2014 and 2013, were $9.81 and $8.17, respectively. We have recorded share-based compensation expense of $1.8 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Income Statements.  Unrecognized share-based compensation expense was $14.5 million relating to 2.2 million restricted stock awards and $16,000 relating to 10,000 unvested stock options as of March 31, 2014.  We expect to recognize share-based compensation expense over a weighted average period of 0.5 year for stock options and 2.4 years for restricted stock awards.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(6) Segments
Our reportable segments are business units that offer different products and are each managed separately.

A description of our reportable segments follows:

Wireless - We offer wholesale wireless services.

Wireline - We offer a full range of retail wireless, data, video and voice services to residential, local, national and global businesses, governmental entities and public and private educational institutions; wholesale data and voice services to common carrier customers; Internet, data network and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interest resulting from New Markets Tax Credit ("NMTC") transactions, and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization, net interest expense, and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-Q.  We have no intersegment sales.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three months ended March 31, 2014 and 2013 follows (amounts in thousands):

	Three Months Ended
	Wireless	Wireline	Total Reportable Segments
March 31, 2014
Revenues	$62,517	153,766	216,283
Adjusted EBITDA	$38,022	36,775	74,797

March 31, 2013
Revenues	$33,837	152,379	186,216
Adjusted EBITDA	$15,189	43,460	58,649

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

Three Months Ended March 31,	2014	2013
Reportable segment Adjusted EBITDA	$74,797	58,649
Less depreciation and amortization expense	(42,352)	(33,999)
Less share-based compensation expense	(1,778)	(1,259)
Less accretion expense	(301)	(127)
Other	(101)	(204)
Consolidated operating income	30,265	23,060
Less other expense	(18,308)	(16,904)
Consolidated income before income tax expense	$11,957	6,156

(7) Related Party Transaction
Upon closing of the AWN acquisition on July 22, 2013, ACS became a related party for financial statement reporting purposes. ACS provides us with local service lines and network capacity in locations where we do not have our own facilities. We provide wholesale services to ACS who uses our network to sell services to its respective retail customers and we receive ACS' high cost support from USF for its wireless customers. For the three months ended March 31, 2014, we have paid ACS $16.2 million and received $10.3 million in payments from ACS. At March 31, 2014 we have $31.6 million in receivables from ACS and $12.5 million in payables to ACS. We also have long term capacity exchange agreements with ACS for which no money is exchanged.

(8)	Variable Interest Entities
We have entered into several arrangements under the NMTC program with US Bancorp to help fund a $59.3 million project to extend terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-Northwest (“TERRA-NW”), will connect to the TERRA-Southwest ("TERRA-SW") network and provide a high capacity backbone connection from the served communities to the Internet.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

contributed US Bancorp’s contributions and the loan proceeds to a CDE.  The CDE, in turn, loaned the $12.0 million in funds less payment of placement fees, at an interest rate of 1.35%, to Unicom, as partial financing for TERRA-NW.

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom (“Unicom”), our wholly owned subsidiary, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $4.3 million and $6.9 million was held by Unicom at March 31, 2014 and December 31, 2013, respectively, and is included in our Consolidated Balance Sheets.  We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in early 2015.  We began offering service on Phases 1 and 2 of this new facility in 2013.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of March 31, 2014.  The value attributed to the puts/calls is nominal.

We have determined that TIF, TIF 2, TIF 2-USB and TIF 3 are VIEs.  The consolidated financial statement of TIF, TIF 2, TIF 2-USB and TIF 3 include the CDEs discussed above. The ongoing activities of the VIEs – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIEs.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to US Bancorp; US Bancorp’s lack of a material interest in the underlying economics of the project; and the fact that we are obligated to absorb losses of the VIEs.  We concluded that we are the primary beneficiary of each and consolidated the VIEs in accordance with the accounting standard for consolidation.

US Bancorp’s contributions, net of syndication fees and other direct costs incurred in structuring the NMTC arrangements, are included in Non-controlling Interests on the Consolidated Balance Sheets.  Incremental costs to maintain the structure during the compliance period are recognized as incurred to selling, general and administrative expense.

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of March 31, 2014 and December 31, 2013.

(9) Commitments and Contingencies

Capital Leases as Lessee
We have a capital lease agreement for transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft.  The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years.  At lease inception the present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, was $98.6 million. We amended our transponder capacity lease agreement with Intelsat in October 2013 to lease additional transponder capacity on Intelsat's Galaxy 18 spacecraft with a term of 7 years. As a result, on January 1, 2014, we increased our existing capital lease asset and liability by $9.4 million.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A summary of future minimum capital lease payments follows (amounts in thousands):

Years ending December 31:
2014	$10,076
2015	13,444
2016	13,454
2017	13,433
2018	13,440
2019 and thereafter	46,658
Total minimum lease payments	110,505
Less amount representing interest	28,347
Less current maturity of obligations under capital leases	7,673
Long-term obligations under capital leases, excluding current maturity	$74,485

Tribal Mobility Fund I Grant
On February 28, 2014, the Federal Communications Commission ("FCC") announced our winning bids in the Tribal Mobility Fund I auction for a $41.4 million grant to partially fund expansion of our 3G wireless network, or better, to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements. We filed a long-form application with the FCC by their deadline of April 4, 2014, and this form must be reviewed for final approval, before the award can be issued.

(10) Subsequent Event
On May 2, 2014, we purchased real property and a building located in Anchorage for $14.5 million.

Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the Universal Service Fund (“USF”) high cost remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses, and broadcast licenses, our effective tax rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense) ("Cost of Goods Sold"), depreciation, and accrual of contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Three Months Ended March 31,		Percentage Change[1] 2014
	2014	2013	vs. 2013
Statements of Operations Data:
Revenues:
Wireless segment	29%	18%	85%
Wireline segment	71%	82%	1%
Total revenues	100%	100%	16%
Selling, general and administrative expenses	33%	35%	11%
Depreciation and amortization expense	20%	18%	25%
Operating income	14%	12%	31%
Other expense, net	8%	9%	8%
Income before income taxes	6%	3%	94%
Net income	5%	2%	276%
Net income (loss) attributable to the non-controlling interests	4%	—%	8,223%
Net income attributable to GCI, Inc.	1%	2%	(35)%

[1]Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interest resulting from New Markets Tax Credit transactions, and non-cash contribution adjustment (“Adjusted EBITDA”).  Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization expense, net interest expense and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Overview of Revenues and Cost of Goods Sold
Total revenues increased 16% from $186.2 million in the three months ended March 31, 2013 to $216.3 million in the same period of 2014.  Revenue increased in both of our segments for the three months ended March 31, 2014 compared to the same period in 2013.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 11% from $64.6 million in the three months ended March 31, 2013 to $71.8 million in the same period of 2014.  Cost of Goods Sold increased in both of our segments for the three months ended March 31, 2014 compared to the same periods in 2013.  See the discussion below for more information by segment.

Wireless Segment Overview
Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA for the three months ended March 31, 2014 and 2013 are as follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2014	2013	Change
Revenue	$62,517	33,837	85%
Cost of Goods Sold	$18,713	14,412	30%
Adjusted EBITDA	$38,022	15,189	150%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Wireless Segment Revenues
The increase in revenue is primarily due to the following:

•	A $13.5 million increase in roaming revenue in 2014 due to the July 22, 2013 close of the AWN transaction.

•	A $10.7 million increase in non-Lifeline wholesale plan fee revenue in 2014 due to the July 22, 2013 close of the AWN transaction, and

•	A $4.4 million increase in high cost support in 2014 due to the July 22, 2013 close of the AWN transaction.

The increase is partially off-set by a $2.5 million increase in the wireless handset cash incentives to ACS in 2014 for the sale of wireless handsets to their retail customers due to the July 22, 2013 close of the AWN transaction.

Wireless Segment Cost of Goods Sold
The increase in Cost of Goods Sold is primarily due to the following:

•	A $4.3 million increase in roaming costs in 2014 due to the July 22, 2013 close of the AWN transaction,

•	A $1.9 million increase in distribution and capacity costs in 2014 due to the July 22, 2013 close of the AWN transaction and growth in traffic carried on the wireless network, and

•
A $2.4 million increase in network maintenance costs in 2014 due to the growth of the wireless network resulting from the July 22, 2013 close of the AWN transaction and increased emphasis on our wireless network.

The increase in 2014 is partially off-set by a $5.5 million decrease in wireless equipment costs. Through the AWN transaction close date, the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. Subsequent to the transaction close and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements. We expect the cost of wireless equipment sold to the Wireline segment's retail customers to continue to be primarily recorded in the Wireline segment until late 2014.

Wireless Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three months ended March 31, 2014 when compared to the same period in 2013 is primarily due to increased revenue as described above in “Wireless Segment Revenues.”  This increase was partially offset by increased Cost of Goods Sold as described above in “Wireless Segment Cost of Goods Sold” and an increase in selling, general and administrative expense.

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

The components of Wireline segment revenue for the three months ended March 31, 2014 and 2013 are as follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2014	2013	Change
Consumer
Wireless	$7,491	6,546	14%
Data	26,944	24,056	12%
Video	27,249	27,961	(3)%
Voice	8,445	9,530	(11)%
Business Services
Wireless	745	679	10%
Data	34,840	40,136	(13)%
Video	5,152	3,125	65%
Voice	11,741	12,327	(5)%
Managed Broadband
Data	25,829	22,680	14%
Voice	5,330	5,339	—%
Total Wireline segment revenue	$153,766	152,379	1%

Wireline segment Cost of Goods Sold and Adjusted EBITDA for the three months ended March 31, 2014 and 2013 are as follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2014	2013	Change
Wireline segment Cost of Goods Sold	$53,061	50,198	6%
Wireline segment Adjusted EBITDA	$36,775	43,460	(15)%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Wireline segment follow:

	March 31,		Percentage
	2014	2013	Change
Consumer
Data:
Cable modem subscribers[1]	116,400	117,000	(1)%
Video:
Basic subscribers[2]	118,000	122,000	(3)%
Digital programming tier subscribers[3]	66,900	72,200	(7)%
HD/DVR converter boxes[4]	101,200	90,300	12%
Homes passed	248,000	244,800	1%
Video ARPU[5]	$76.98	$76.45	1%
Voice:
Total local access lines in service[6]	59,800	68,000	(12)%
Local access lines in service on GCI facilities[6]	55,700	63,300	(12)%
Business Services
Data:
Cable modem subscribers[1]	14,000	13,400	4%
Voice:
Total local access lines in service[6]	48,500	50,400	(4)%
Local access lines in service on GCI facilities[6]	35,000	30,400	15%
Combined Consumer and Business Services
Wireless
Consumer Lifeline wireless lines in service[7]	29,500	32,700	(10)%
Consumer Non-Lifeline wireless lines in service[8]	94,400	91,800	3%
Business Services Non-Lifeline wireless lines in service[8]	18,500	17,100	8%
Total wireless lines in service	142,400	141,600	1%
Wireless ARPU[9]	$51.48	$48.54	6%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period ("Video ARPU") for the three months ended March 31, 2014 and 2013.

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
[9] Average monthly wireless revenues, excluding those from common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period ("Wireless ARPU"). Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment for the three months ended March 31, 2014 and 2013.

Wireline Segment Revenues

Consumer
The increase in data revenue is primarily due to a $2.5 million or 12% increase in cable modem revenue for the three months ended March 31, 2014 when compared to the same period in 2013, due to our subscribers’ selection of plans that offer higher speeds and higher usage limits.

Business Services
Business Services data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.

The decrease in data revenue is primarily due to a $6.7 million or 38% decrease in managed services project revenue for the three months ended March 31, 2014 when compared to the same period in 2013, due to a decrease in special project work.

Managed Broadband
The increase in data revenue is primarily due to a $3.0 million or 13% increase in monthly contract revenue for the three months ended March 31, 2014 when compared to the same period in 2013, due to new ConnectMD® and SchoolAccess® customers and increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers.

Wireline Segment Cost of Goods Sold

The individually significant items contributing to the increase in Wireline segment Cost of Goods Sold include:

•
A 156% or $5.2 million increase in 2014 wireless Cost of Goods Sold primarily due to an increase in the number of handsets sold and a decrease in subsidies received from the Wireless segment for the purchase of wireless handsets. Through the AWN transaction close, the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. Subsequent to the transaction close and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements. We expect the cost of wireless equipment sold to the Wireline segment's retail customers to continue to be primarily recorded in the Wireline segment until late 2014, and

•	A $1.4 million increase in video Cost of Goods Sold primarily due to the acquisition of the television broadcast stations in the fourth quarter of 2013.

The increases are partially offset by 38% or $5.5 million decrease in managed services project Cost of Goods Sold due to the decrease in special project work described above in "Wireline Segment Revenues - Business Services."

Wireline Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for the three months ended March 31, 2014 when compared to the same period in 2013 is primarily due to an increase in selling, general and administrative expense and Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" partially offset by an increase in revenues as described above in "Wireline Segment Revenues."

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 11% to $71.9 million for the three months ended March 31, 2014.  Individually significant items contributing to the increase include:

•	A $2.6 million increase in labor costs for the three months ended March 31, 2014, when compared to the same period in 2013, and

•	A $2.2 million increase in health benefit costs for the three months ended March 31, 2014, when compared to the same period in 2013.

Increases for the three months ended March 31, 2014 were partially offset by a $0.6 million decrease in worker's compensation expense when compared to the same period in 2013.

As a percentage of total revenues, selling, general and administrative expenses decreased from 35% for the three months ended March 31, 2013 to 33% for the three months ended March 31, 2014.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $8.4 million to $42.4 million in the three months ended March 31, 2014 compared to the same period in 2013.  This increase is primarily due to new assets placed in service in the last nine months of 2013 and in the first three months of 2014, partially offset by assets which became fully depreciated during the last nine months of 2013 and in the first three months of 2014.

Other Expense, Net
Other expense, net of other income, increased $1.4 million to $18.3 million in the three months ended March 31, 2014. The increase for the three months ended March 31, 2014 is primarily due to increased interest expense attributable to increased borrowing on our Senior Credit Facility.

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

Income tax expense totaled $0.2 million and $3.0 million in the three months ended March 31, 2014 and 2013, respectively. Our effective income tax rate was 2% and 49% in the three months ended March 31, 2014 and 2013, respectively. Our effective income tax rate decreased due to the inclusion of income attributable to the non-controlling interest in AWN in income before income tax expense and the exclusion of income taxes on income attributable to the non-controlling interest in AWN in 2014 as compared to 2013.

At March 31, 2014, we have income tax net operating loss carryforwards of $281.2 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $115.6 million associated with income tax net operating losses that were generated from 2000 to 2013 and that expire from 2020 to 2033, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax expense (benefit) rate for financial statement purposes will be (1)% to 4% in the year ending December 31, 2014.

Liquidity and Capital Resources
Our principal sources of current liquidity are cash and cash equivalents.  We believe, but can provide no assurances, that we will be able to meet our current and long-term liquidity, capital requirements and fixed charges through our cash flows from operating activities, existing cash, cash equivalents, and credit facilities, and other external financing and equity sources.  Should operating cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities, capital expenditures will likely be reduced, which would likely reduce future revenues.

As discussed in the General Overview section of this Item 2, on July 22, 2013, we closed the AWN transaction.  Under the terms of the agreement, ACS is entitled to receive preferential cash distributions totaling $190.0 million over the over the first four years of AWN’s operations ("Preference Period") contingent on the future cash flows of AWN. The preferential cash distribution is cumulative and may be paid beyond the Preference Period until the entire $190.0 million is paid.

On February 28, 2014, the Federal Communications Commission ("FCC") announced our winning bids in the Tribal Mobility Fund I auction for a $41.4 million grant to partially fund expansion of our 3G wireless network, or better, to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements. We filed a long-form application with the FCC by their deadline of April 4, 2014, and this form must be reviewed for final approval before the award can be issued.

On May 2, 2014, we purchased real property and a building located in Anchorage for $14.5 million.

We have entered into several financing arrangements under the New Markets Tax Credit (“NMTC”) program which have provided a total of $32.3 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  The project, called TERRA-NW, connects to our TERRA-Southwest network and provides a high capacity backbone connection from the served communities to the Internet.  We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in 2015.  We placed into service Phases 1 and 2 of the TERRA-NW project in 2013 and expect to place the final phase into service in early 2015.  The total net cash received under the NMTC program is recorded in Other Assets on our Consolidated Balance Sheets.  We have used $31.6 million of the originally available $32.3 million in NMTC Restricted Cash to fund cumulative TERRA-NW capital expenditures through March 31, 2014, and expect to spend all NMTC proceeds before year-end 2014.  We plan to fund an additional $10.0 million in 2014 capital spending to complete TERRA-NW.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, are summarized as follows (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Operating activities	$64,902	42,535
Investing activities	(41,200)	(38,495)
Financing activities	(15,057)	1,908
Net increase in cash and cash equivalents	$8,645	5,948

Operating Activities
The increase in cash flows provided by operating activities for the three months ended March 31, 2014, as compared to the same period in 2013, is due to an increase in net income.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed. Additionally, on February 18, 2014, we invested $15.0 million for a 39% interest in Texas Energy Network LLC, a next generation carrier-class communications services firm that specializes in serving the energy exploration and production, oilfield service and midstream industries.

Our cash expenditures for property and equipment, including construction in progress, totaled $28.2 million and $38.3 million during the three months ended March 31, 2014 and 2013, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2014, we expect our 2014 expenditures to total $170.0 million excluding real estate acquisitions and an extension of satellite lease capacity.

Financing Activities
Net cash used by financing activities for the three months ended March 31, 2014, consists primarily of distributions paid to ACS from AWN and repayments of Rural Utilities Service (“RUS”) debt.  We may use excess cash to make optional repayments on our debt or repurchase GCI's common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
Our Senior Credit Facility includes a $240.0 million term loan and a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  We had $240.0 million outstanding under the term loan at March 31, 2014.  Under the revolving portion of the Senior Credit Facility we have borrowed $21.0 million and have $4.5 million of letters of credit outstanding, which leaves $124.5 million available for borrowing as of March 31, 2014.  A total of $261.0 million is outstanding as of March 31, 2014.

Debt Covenants
We are subject to covenants and restrictions applicable to our $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021, our $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019, our Senior Credit Facility, and our RUS loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, GCI is currently authorized to make up to $111.1 million of repurchases as of March 31, 2014.  GCI is authorized to increase its repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  We did not purchase any shares under the stock buyback program, on GCI's behalf, during the three months ended March 31, 2014.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Those policies considered to be critical accounting policies for 2014 are revenue recognition related to revenues from the Remote high cost, rural health and schools and libraries USF programs, the allowance for doubtful receivables, impairment and useful lives of intangible assets and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our December 31, 2013 annual report on Form 10-K.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in note 1 in the accompanying “Condensed Notes to Interim Consolidated Financial Statements” and in Part II of our December 31, 2013 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under our Senior Credit Facility bear interest at LIBOR plus 2.75% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility).  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of March 31, 2014, we have borrowed $261.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $2.6 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting," our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.206
Nineteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated March 20, 2014 # *

10.207
Revised Description of Incentive Compensation Guidelines for Named Executive Offers (incorporated by reference herein to the Company's Report on Form 8-K for the period January 31, 2014 filed on February 6, 2014)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Chief Financial Officer, Secretary and Treasurer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Chief Financial Officer, Secretary and Treasurer*
101
The following materials from GCI, Inc.'s Quarterly Report on Form
10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Stockholder's Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

#
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

GCI, INC.

Signature	Title	Date

/s/ Gregory F. Chapados	President and Director	May 8, 2014
Gregory F. Chapados	(Principal Executive Officer)

/s/ Peter J. Pounds	Chief Financial Officer, Treasurer,	May 8, 2014
Peter J. Pounds	Secretary and Director (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting Officer	May 8, 2014
Lynda L. Tarbath	(Principal Accounting Officer)