Form 10-Q
period 2014-06-30
GCI INC
filed 2014-08-07
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
FOR THE QUARTER ENDED JUNE 30, 2014

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	June 30,	December 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$82,329	44,971

Receivables (including $33,200 and $28,000 from a related party at June 30, 2014 and December 31, 2013, respectively)	203,550	228,372
Less allowance for doubtful receivables	3,052	2,346
Net receivables	200,498	226,026

Deferred income taxes	44,600	39,753
Prepaid expenses	12,713	7,725
Inventories	8,377	10,347
Other current assets	166	230
Total current assets	348,683	329,052

Property and equipment in service, net of depreciation	985,260	969,578
Construction in progress	89,351	87,476
Net property and equipment	1,074,611	1,057,054

Goodwill	229,043	219,041
Cable certificates	191,635	191,635
Wireless licenses	86,347	91,400
Other intangible assets, net of amortization	64,526	71,435
Deferred loan and senior notes costs, net of amortization of $7,607 and $6,545 at June 30, 2014 and December 31, 2013, respectively	11,341	12,129
Other assets	54,958	40,061
Total other assets	637,850	625,701
Total assets	$2,061,144	2,011,807

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2014	2013
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$10,681	9,301
Accounts payable (including $10,900 and $11,200 to a related party at June 30, 2014 and December 31, 2013, respectively)	57,138	65,095
Deferred revenue	30,946	27,586
Accrued payroll and payroll related obligations	25,516	29,855
Accrued liabilities	16,995	14,359
Accrued interest	6,704	7,088
Subscriber deposits	1,138	1,326
Total current liabilities	149,118	154,610

Long-term debt, net	1,082,990	1,045,144
Obligations under capital leases, excluding current maturities	70,609	66,261
Obligation under capital lease due to related party, excluding current maturity	1,870	1,880
Deferred income taxes	166,665	161,476
Long-term deferred revenue	86,552	88,259
Other liabilities	37,879	36,823
Total liabilities	1,595,683	1,554,453

Commitments and contingencies
Stockholder's equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares each at June 30, 2014 and December 31, 2013.	206,622	206,622
Paid-in capital	84,161	79,297
Retained deficit	(119,035)	(128,775)
Total GCI, Inc. stockholder's equity	171,748	157,144
Non-controlling interests	293,713	300,210
Total stockholder's equity	465,461	457,354
Total liabilities and stockholder's equity	$2,061,144	2,011,807

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2014	2013	2014	2013
Revenues:
Non-related party	$210,236	189,661	410,739	375,877
Related party	14,163	—	29,943	—
Total revenues	224,399	189,661	440,682	375,877

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	69,707	65,699	138,850	130,309
Related party	2,675	—	5,306	—
Total cost of goods sold	72,382	65,699	144,156	130,309

Selling, general and administrative expenses:
Non-related party	68,685	63,871	139,427	128,418
Related party	1,132	—	2,282	—
Total selling, general and administrative expenses	69,817	63,871	141,709	128,418

Depreciation and amortization expense	43,786	34,396	86,138	68,395
Operating income	38,414	25,695	68,679	48,755

Other expense:
Interest expense (including amortization of deferred loan fees)	(18,170)	(17,527)	(36,381)	(34,431)
Other	(1,049)	53	(1,146)	53
Other expense	(19,219)	(17,474)	(37,527)	(34,378)
Income before income tax expense	19,195	8,221	31,152	14,377
Income tax expense	(127)	(4,158)	(342)	(7,187)

Net income	19,068	4,063	30,810	7,190
Net income (loss) attributable to non-controlling interests	10,913	(117)	20,534	(234)
Net income attributable to GCI, Inc.	$8,155	4,180	10,276	7,424

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholder's Equity

(Amounts in thousands)
Balances at January 1, 2013	100	$206,622	67,493	(120,843)	32,258	185,530
Net income (loss)	—	—	—	7,424	(234)	7,190
Distribution to General Communication, Inc.	—	—	—	(13,143)	—	(13,143)
Contribution from General Communication, Inc.	—	—	3,715	—	—	3,715
Balances at June 30, 2013	100	$206,622	71,208	(126,562)	32,024	183,292

Balances at January 1, 2014	100	$206,622	79,297	(128,775)	300,210	457,354
Net income	—	—	—	10,276	20,534	30,810
Distribution to General Communication, Inc.	—	—	—	(536)	—	(536)
Contribution from General Communication, Inc.	—	—	4,864	—	—	4,864
Distribution to non-controlling interest	—	—	—	—	(25,000)	(25,000)
Adjustment to investment by non-controlling interest	—	—	—	—	(2,131)	(2,131)
Other	—	—	—	—	100	100
Balances at June 30, 2014	100	$206,622	84,161	(119,035)	293,713	465,461

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(Amounts in thousands)
	2014	2013
Cash flows from operating activities:
Net income	$30,810	7,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	86,138	68,395
Share-based compensation expense	3,971	2,906
Deferred income tax expense	342	7,187
Other noncash income and expense items	4,933	3,042
Change in operating assets and liabilities	12,826	(12,404)
Net cash provided by operating activities	139,020	76,316
Cash flows from investing activities:
Purchases of property and equipment	(80,550)	(87,355)
Purchase of investments	(21,179)	—
Restricted cash	5,789	10,782
Purchases of other assets and intangible assets	(4,895)	(2,306)
Grant proceeds	1,136	1,773
Other	(621)	390
Net cash used in investing activities	(100,320)	(76,716)
Cash flows from financing activities:
Borrowing on Senior Credit Facility	50,000	110,000
Repayment of debt and capital lease obligations	(26,403)	(93,921)
Distribution to non-controlling interest	(25,000)	—
Borrowing on other long-term debt	421	1,780
Net distribution to General Communication, Inc.	(360)	(13,143)
Payment of debt issuance costs	—	(2,990)
Net cash (used) provided by financing activities	(1,342)	1,726
Net increase in cash and cash equivalents	37,358	1,326
Cash and cash equivalents at beginning of period	44,971	20,585
Cash and cash equivalents at end of period	$82,329	21,911

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

(a)	Business
We offer the following services primarily in Alaska:

•	Postpaid and prepaid wireless services and sale of wireless handsets and accessories,

•	Video services, including broadcast television,

•	Internet access services,

•	Wholesale wireless, including postpaid and prepaid wireless plans for resale by other carriers and roaming for certain wireless carriers,

•	Local and long-distance voice services,

•	Data network services,

•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,

•	Managed services to certain commercial customers,

•	Sales and service of dedicated communications systems and related equipment, and

•
Lease, service arrangements and maintenance of capacity on our fiber optic cable systems used in the transmission of services within Alaska and between Alaska and the remaining United States and foreign countries.

(b)	Principles of Consolidation
Our consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries, The Alaska Wireless Network, LLC ("AWN") of which we own a two-third interest and four variable interest entities (“VIEs”) for which we are the primary beneficiary after providing certain loans and guarantees.  These VIEs are Terra GCI Investment Fund, LLC (“TIF”), Terra GCI 2 Investment Fund, LLC (“TIF 2”), Terra GCI 2-USB Investment Fund, LLC (“TIF 2-USB”) and Terra GCI 3 Investment Fund, LLC (“TIF 3”).  We also include in our consolidated financial statements non-controlling interests in consolidated subsidiaries for which our ownership is less than 100 percent.  We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. We use the cost method to account for our investments in entities where we hold a non-controlling interest and do not have the ability to exercise significant influence over operating and financial policies.

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

The following table summarizes the purchase price and the estimated fair value of ACS’s assets acquired and liabilities assumed, effective July 23, 2013 (amounts in thousands):

Purchase price:	Previously Reported	Adjustments	Final Purchase Price Allocation
Cash consideration paid	$100,000	—	100,000
Fair value of the one-third ownership interest of AWN	267,642	(2,131)	265,511
Total purchase price	$367,642	(2,131)	365,511

Assets acquired and liabilities assumed:
Acquired assets
Current assets	$16,952	11	16,963
Property and equipment, including construction in progress	82,473	138	82,611
Goodwill	140,081	8,867	148,948
Wireless licenses	65,433	(5,053)	60,380
Rights to use capacity	52,636	(7,298)	45,338
Other assets	16,078	1,204	17,282
Fair value of liabilities assumed	(6,011)	—	(6,011)
Total fair value of assets acquired and liabilities assumed	$367,642	(2,131)	365,511

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

	(unaudited)	(unaudited)
	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Pro forma consolidated revenue	$227,132	445,230

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

(e)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard provides guidance

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

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

(i) Revenue Recognition
We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $17.0 million and $10.5 million for the three months ended June 30, 2014 and 2013, respectively, and $33.5 million and $21.1 million for the six months ended June 30, 2014 and 2013, respectively.  At June 30, 2014, we have $47.4 million in high cost support accounts receivable.

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

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation. Our effective tax rate for the three and six months ended June 30, 2014 is lower than the U.S. statutory rate due primarily to the inclusion of income attributable to the non-controlling interest in AWN in income before income tax expense and the exclusion of income taxes on income attributable to the non-controlling interest in AWN.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Surcharges reported gross	$1,101	1,205	2,234	2,432

(m)	Reclassifications
Reclassifications have been made to the 2013 financial statements to make them comparable with the 2014 presentation.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Six Months Ended June 30,	2014	2013
(Increase) decrease in accounts receivable, net	$24,693	(19,241)
Increase in prepaid expenses	(5,084)	(2,531)
Decrease in inventories	2,024	3,333
Decrease in other current assets	75	1,185
Increase in other assets	(344)	(1,294)
Increase (decrease) in accounts payable	(6,821)	1,044
Increase in deferred revenues	3,360	207
Increase (decrease) in accrued payroll and payroll related obligations	(4,359)	3,732
Increase in accrued liabilities	1,452	2,881
Decrease in accrued interest	(384)	(25)
Increase (decrease) in subscriber deposits	(188)	133
Decrease in long-term deferred revenue	(2,345)	(927)
Increase (decrease) in components of other long-term liabilities	747	(901)
Total change in operating assets and liabilities	$12,826	(12,404)

The following item is for the six months ended June 30, 2014 and 2013 (amounts in thousands):

Net cash paid or received:	2014	2013
Interest paid including capitalized interest	$37,658	35,139

The following items are non-cash investing and financing activities for the six months ended June 30, 2014 and 2013 (amounts in thousands):

	2014	2013
Non-cash additions for purchases of property and equipment	$25,114	13,740
Net capital lease obligation	$9,386	—
Distribution to non-controlling interest	$4,167	—
Asset retirement obligation additions to property and equipment	$361	1,066
Deferred compensation distribution denominated in shares	$617	621

(3)	Intangible Assets and Goodwill
Wireless licenses allocated to the Wireless segment decreased at June 30, 2104, due to an adjustment to the AWN purchase price. Goodwill allocated to the Wireless segment increased at June 30, 2014, primarily due to an adjustment to the AWN purchase price. See Note 1(d), "Acquisition" of this Form 10-Q for further discussion of the AWN transaction.

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense	$2,189	1,431	4,600	2,887

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2014	$9,131
2015	7,905
2016	6,112
2017	4,275
2018	3,287

(4)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, net receivables, inventories, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at June 30, 2014 and December 31, 2013 follow (amounts in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,085,859	1,118,227	1,047,980	1,058,431

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

Fair Value Measurements
Assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2014 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$1,882	—	—
Total assets at fair value	$1,882	—	—

December 31, 2013 Assets
Deferred compensation plan assets (mutual funds)	$2,183	—	—
Total assets at fair value	$2,183	—	—

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

(5)	Stockholder's Equity

Shared-Based Compensation
GCI's Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares of GCI Class A common stock are issued when stock option agreements are exercised or restricted stock awards are granted.  We have 2.3 million shares available for grant under the Stock Option Plan at June 30, 2014.

A summary of option activity under the Stock Option Plan as of June 30, 2014 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	620	$7.74
Exercised	(19)	$8.73
Options forfeited and retired	(250)	$8.40
Expired	(12)	$10.69
Outstanding at June 30, 2014	339	$7.09	4.5 years	$1,392
Exercisable at June 30, 2014	336	$7.10	4.4 years	$1,373

The total fair value of options vesting during the six months ended June 30, 2014 and 2013, was $50,000 and $23,000, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the six months ended June 30, 2014 and 2013, were $46,000 and $0.1 million, respectively. We received $0.2 million and $0.3 million in cash from stock option exercises in the six months ended June 30, 2014 and 2013, respectively.

A summary of nonvested restricted stock award activity under the Stock Option Plan for the six months ended June 30, 2014, follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	1,209	$8.60
Granted	1,187	$9.89
Vested	(153)	$10.82
Forfeited	(6)	$9.38
Nonvested at June 30, 2014	2,237

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The weighted average grant date fair value of awards granted during the six months ended June 30, 2014 and 2013, were $9.89 and $8.22, respectively. We have recorded share-based compensation expense of $4.0 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Income Statements.  Unrecognized share-based compensation expense was $12.5 million relating to 2.2 million restricted stock awards and $8,000 relating to 3,000 unvested stock options as of June 30, 2014.  We expect to recognize share-based compensation expense over a weighted average period of 0.6 year for stock options and 2.1 years for restricted stock awards.

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

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interest resulting from New Markets Tax Credit ("NMTC") transactions, non-cash contribution adjustment, and other non-cash adjustments (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization, net interest expense, and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-Q.  We have no intersegment sales.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and six months ended June 30, 2014 and 2013 follows (amounts in thousands):

	Three Months Ended			Six Months Ended
	Wireless	Wireline	Total Reportable Segments	Wireless	Wireline	Total Reportable Segments
June 30, 2014
Revenues	$69,397	155,002	224,399	131,914	308,768	440,682
Adjusted EBITDA	$40,174	44,297	84,471	78,196	81,072	159,268

June 30, 2013
Revenues	$35,559	154,102	189,661	69,396	306,481	375,877
Adjusted EBITDA	$14,273	47,866	62,139	29,462	91,326	120,788

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reportable segment Adjusted EBITDA	$84,471	62,139	159,268	120,788
Less depreciation and amortization expense	(43,786)	(34,396)	(86,138)	(68,395)
Less share-based compensation expense	(2,193)	(1,647)	(3,971)	(2,906)
Less accretion expense	(301)	(155)	(602)	(282)
Other	223	(246)	122	(450)
Consolidated operating income	38,414	25,695	68,679	48,755
Less other expense	(19,219)	(17,474)	(37,527)	(34,378)
Consolidated income before income tax expense	$19,195	8,221	31,152	14,377

(7)	Related Party Transaction
Upon closing of the AWN acquisition on July 22, 2013, ACS became a related party for financial statement reporting purposes. ACS provides us with local service lines and network capacity in locations where we do not have our own facilities. We provide wholesale services to ACS who uses our network to sell services to its respective retail customers and we receive ACS' high cost support from USF for its wireless customers. For the six months ended June 30, 2014, we have paid ACS $32.7 million and received $20.1 million in payments from ACS. At June 30, 2014 we have $33.2 million in receivables from ACS and $10.9 million in payables to ACS. We also have long term capacity exchange agreements with ACS for which no money is exchanged.

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

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, our wholly owned subsidiary, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $1.1 million and $6.9 million was held by Unicom at June 30, 2014 and December 31, 2013, respectively, and is included in our Consolidated Balance Sheets.  We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in early 2015.  We began offering service on Phases 1 and 2 of this new facility in 2013.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of June 30, 2014.  The value attributed to the puts/calls is nominal.

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

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of June 30, 2014 and December 31, 2013.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A summary of future minimum capital lease payments follows (amounts in thousands):

Years ending December 31:
2014	$6,718
2015	13,444
2016	13,454
2017	13,433
2018	13,440
2019 and thereafter	46,658
Total minimum lease payments	107,147
Less amount representing interest	26,855
Less current maturity of obligations under capital leases	7,813
Long-term obligations under capital leases, excluding current maturity	$72,479

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

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Three Months Ended June 30,		Percentage Change[1] 2014	Six Months Ended June 30,		Percentage Change[1] 2014
	2014	2013	vs. 2013	2014	2013	vs. 2013
Statements of Operations Data:
Revenues:
Wireless segment	31%	19%	95%	30%	18%	90%
Wireline segment	69%	81%	1%	70%	82%	1%
Total revenues	100%	100%	18%	100%	100%	17%
Selling, general and administrative expenses	31%	34%	9%	32%	34%	10%
Depreciation and amortization expense	20%	18%	27%	20%	18%	26%
Operating income	17%	14%	49%	16%	13%	41%
Other expense, net	9%	9%	10%	9%	9%	9%
Income before income taxes	9%	4%	133%	7%	4%	117%
Net income	8%	2%	369%	7%	2%	329%
Net income (loss) attributable to the non-controlling interests	5%	—%	9,327%	5%	—%	8,775%
Net income attributable to GCI, Inc.	4%	2%	95%	2%	2%	38%

[1]Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interest resulting from New Markets Tax Credit transactions, non-cash contribution adjustment, and other non-cash adjustments (“Adjusted EBITDA”).  Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization expense, net interest expense and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Overview of Revenues and Cost of Goods Sold
Total revenues increased 18% from $189.7 million in the three months ended June 30, 2013 to $224.4 million in the same period in 2014.  Total revenues increased 17% from $375.9 million in the six months ended June 30, 2013 to $440.7 million in the same period in 2014. Revenue increased in both of our segments for the three and six months ended June 30, 2014 compared to the same periods in 2013.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 10% from $65.7 million in the three months ended June 30, 2013 to $72.4 million in the same period in 2014.  Total Cost of Goods Sold increased 11% from $130.3 million in the six months ended June 30, 2013 to $144.2 million in the same period in 2014. Cost of Goods Sold decreased in our Wireline segment and increased in our Wireless segment for the three months ended June 30, 2014 compared to the same period in 2013. Cost of Goods Sold increased in both of our segments for the six months ended June 30, 2014 compared to the same period in 2013.  See the discussion below for more information by segment.

Wireless Segment Overview
Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
Revenue	$69,397	35,559	95%	131,914	69,396	90%
Cost of Goods Sold	$23,500	16,573	42%	42,213	30,985	36%
Adjusted EBITDA	$40,174	14,273	181%	78,196	29,462	165%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Wireless Segment Revenues
The increase in revenue is primarily due to the following:

•
A $15.4 million and $28.0 million increase in roaming revenue for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, primarily due to the July 22, 2013 close of the AWN transaction,

•
A $11.3 million and $22.0 million increase in non-Lifeline wholesale plan fee revenue for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, due to the July 22, 2013 close of the AWN transaction,

•
A $4.4 million and $8.8 million increase in high cost support revenue for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, due to the July 22, 2013 close of the AWN transaction, and

•
A $2.6 million and $4.5 million increase in private line revenue for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, due to increased demand for backhaul capacity.

The increase is partially off-set by a $2.8 million and $5.2 million increase in the wireless handset cash incentives to ACS for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, for the sale of wireless handsets to their retail customers due to the July 22, 2013 close of the AWN transaction.

Wireless Segment Cost of Goods Sold
The increase in Cost of Goods Sold is primarily due to the following:

•
A $4.0 million and $8.3 million increase in roaming costs for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, due to the July 22, 2013 close of the AWN transaction,

•
A $1.5 million and $3.5 million increase in distribution and capacity costs for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, due to the July 22, 2013 close of the AWN transaction and growth in traffic carried on the wireless network, and

•
A $1.2 million and $3.6 million increase in network maintenance costs for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, due to the growth of the wireless network resulting from the July 22, 2013 close of the AWN transaction and increased emphasis on our wireless network.

The increase in wireless Cost of Goods Sold is partially off-set by a $6.0 million decrease in wireless equipment costs for the six months ended June 30, 2014 when compared to the same period in 2013, respectively. Through the AWN transaction close date, the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. Subsequent to the transaction close and through

March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements.

Wireless Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three and six months ended June 30, 2014 when compared to the same periods in 2013 is primarily due to increased revenue as described above in “Wireless Segment Revenues.”  This increase was partially offset by increased Cost of Goods Sold as described above in “Wireless Segment Cost of Goods Sold” and an increase in selling, general and administrative expense.

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

The components of Wireline segment revenue for the three and six months ended June 30, 2014 and 2013 are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
Consumer
Wireless	$6,360	7,180	(11)%	13,851	13,726	1%
Data	27,313	24,413	12%	54,257	48,469	12%
Video	26,871	27,740	(3)%	54,120	55,701	(3)%
Voice	8,279	9,141	(9)%	16,724	18,671	(10)%
Business Services
Wireless	789	764	3%	1,534	1,443	6%
Data	35,554	39,394	(10)%	70,394	79,530	(11)%
Video	7,607	3,467	119%	12,759	6,592	94%
Voice	11,359	13,253	(14)%	23,100	25,580	(10)%
Managed Broadband
Data	25,608	23,370	10%	51,437	46,050	12%
Voice	5,262	5,380	(2)%	10,592	10,719	(1)%
Total Wireline segment revenue	$155,002	154,102	1%	308,768	306,481	1%

Wireline segment Cost of Goods Sold and Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
Wireline segment Cost of Goods Sold	$48,882	49,126	—%	101,943	99,324	3%
Wireline segment Adjusted EBITDA	$44,297	47,866	(7)%	81,072	91,326	(11)%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Wireline segment follow:

	June 30,		Percentage
	2014	2013	Change
Consumer
Data:
Cable modem subscribers[1]	115,600	115,600	—%
Video:
Basic subscribers[2]	116,300	119,600	(3)%
Digital programming tier subscribers[3]	65,200	69,500	(6)%
HD/DVR converter boxes[4]	103,400	89,900	15%
Homes passed	248,000	245,100	1%
Video ARPU - quarter-to-date[5]	$76.49	$76.47	—%
Video ARPU - year-to-date[6]	$76.78	$76.51	—%
Voice:
Total local access lines in service[7]	57,700	65,200	(12)%

Local access lines in service on GCI facilities[7]	53,800	60,800	(12)%
Business Services
Data:
Cable modem subscribers[1]	14,200	14,100	1%
Voice:
Total local access lines in service[7]	48,200	50,500	(5)%
Local access lines in service on GCI facilities[7]	35,000	35,600	(2)%
Combined Consumer and Business Services
Wireless
Consumer Lifeline wireless lines in service[8]	28,200	32,600	(13)%
Consumer Non-Lifeline wireless lines in service[9]	96,700	92,800	4%
Business Services Non-Lifeline wireless lines in service[9]	18,500	17,500	6%
Total wireless lines in service	143,400	142,900	—%
Wireless ARPU - quarter-to-date[10]	$49.95	$49.99	—%
Wireless ARPU - year-to-date[11]	$50.53	$49.63	2%
Cable Modem ARPU - quarter-to-date[12]	$76.83	$68.25	13%
Cable Modem ARPU - year-to-date[13]	$76.38	$68.17	12%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period ("Video ARPU") for the three months ended June 30, 2014 and 2013.

[6] Video ARPU for the six months ended June 30, 2014 and 2013.
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
[10] Average monthly wireless revenues, excluding those from common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period ("Wireless ARPU"). Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment for the three months ended June 30, 2014 and 2013.

[11] Wireless ARPU for the six months ended June 30, 2014 and 2013. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[12] Applicable average monthly cable modem revenues divided by the average number of subscribers at the beginning and end of each month in the period ("Cable Modem ARPU") for the three months ended June 30, 2014 and 2013.

[13] Cable Modem ARPU for the six months ended June 30, 2014 and 2013.

Wireline Segment Revenues

Consumer
The increase in data revenue is primarily due to a $3.0 million or 14% and $5.4 million or 13% increase in cable modem revenue for the three and six months ended June 30, 2014 when compared to the same periods in 2013, due to our subscribers’ selection of plans that offer higher speeds and higher usage limits.

Business Services
Business Services data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.

The decrease in data revenue is primarily due to a $5.7 million or 35% and $12.5 million or 37% decrease in managed services project revenue for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, due to a decrease in special project work.

The increase in video revenue for the three and six months ended June 30, 2014 when compared to the same periods in 2013 is primarily due to our acquisition of the television broadcast stations in the fourth quarter of 2013 and an increase in advertising sales due to the election cycle.

Managed Broadband
The increase in data revenue is primarily due to a $2.4 million or 10% and $5.4 million or 12% increase in monthly contract revenue for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, due to new ConnectMD® and SchoolAccess® customers and increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers.

Wireline Segment Cost of Goods Sold

The individually significant items contributing to the increase in Wireline segment Cost of Goods Sold include:

•
A $1.9 million or 69% and $7.1 million or 117% increase in wireless Cost of Goods Sold for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, primarily due to an increase in the number of handsets sold and a decrease in subsidies received from the Wireless segment for the purchase of wireless handsets. Through the AWN transaction close, the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. Subsequent to the transaction close and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements, and

•
A $2.4 million or 17% and $4.5 million or 16% increase in video Cost of Goods Sold for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, primarily due to the acquisition of the television broadcast stations in the fourth quarter of 2013 and increased rates paid to programmers.

The increases are partially offset by a $4.3 million or 32% and $9.8 million or 35% decrease in managed services project Cost of Goods Sold for the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, due to the decrease in special project work described above in "Wireline Segment Revenues - Business Services."

Wireline Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for the three and six months ended June 30, 2014 when compared to the same periods in 2013 is primarily due to an increase in selling, general and administrative expense partially offset by an increase in revenue as described above in "Wireline Segment Revenues" for the three and six months ended June 30, 2014.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 9% to $69.8 million for the three months ended June 30, 2014.  Selling, general and administrative expenses increased 10% to $141.7 million for the six months ended June 30, 2014. Individually significant items contributing to the increase include:

•	A $2.5 million and $5.1 million increase in labor costs for the three and six months ended June 30, 2014, when compared to the same periods in 2013, respectively,

•	A $0.5 million and $1.0 million in share-based compensation expense for the three and six months ended June 30, 2014, when compared to the same periods in 2013, respectively,

•	A $0.8 million increase in bad debt expense for the three months ended June 30, 2014, when compared to the same period in 2013,

•	A $2.6 million increase in health benefit costs for the six months ended June 30, 2014, when compared to the same period in 2013, and

•	A $1.1 million increase in contract service costs for the six months ended June 30, 2014, when compared to the same period in 2013.

As a percentage of total revenues, selling, general and administrative expenses decreased from 34% for the three and six months ended June 30, 2013 to 31% and 32% for the three and six months ended June 30, 2014, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $9.4 million to $43.8 million and $17.7 million to $86.1 million in the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively.  These increases are primarily due to new assets placed in service in the last six months of 2013 and in the first six months of 2014, partially offset by assets which became fully depreciated during the last six months of 2013 and in the first six months of 2014.

Other Expense, Net
Other expense, net of other income, increased $1.7 million to $19.2 million and $3.1 million to $37.5 million in the three and six months ended June 30, 2014 when compared to the same periods in 2013, respectively, primarily due to increased interest expense attributable to increased borrowing on our Senior Credit Facility.

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

Income tax expense totaled $0.1 million and $4.2 million and our effective income tax rate was 1% and 51% in the three months ended June 30, 2014 and 2013, respectively. Income tax expense totaled $0.3 million and $7.2 million and our effective income tax rate was 1% and 50% in the six months ended June 30, 2014 and 2013, respectively. Our effective income tax rate decreased due to the inclusion of income attributable to the non-controlling interest in AWN in income before income tax expense and the exclusion of income taxes on income attributable to the non-controlling interest in AWN in 2014 as compared to 2013.

At June 30, 2014, we have income tax net operating loss carryforwards of $275.6 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $113.3 million associated with income tax net operating losses that were generated from 2000 to 2013 and that expire from 2020 to 2033, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

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

As discussed in the General Overview section of this Item 2, on July 22, 2013, we closed the AWN transaction.  Under the terms of the agreement, ACS is entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations ("Preference Period") contingent on the future cash flows of AWN. The preferential cash distribution is cumulative and may be paid beyond the Preference Period until the entire $190.0 million is paid. AWN has paid ACS $42.8 million in preferential cash distributions during the period from the AWN transaction close through June 30, 2014.

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

We have entered into several financing arrangements under the New Markets Tax Credit (“NMTC”) program which have provided a total of $32.3 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  The project, called TERRA-NW, connects to our TERRA-Southwest network and provides a high capacity backbone connection from the served communities to the Internet.  We began construction on TERRA-NW in 2012, placed into service Phases 1 and 2 of the TERRA-NW project in 2013, and expect to place the final phase into service in late 2014.  The total net cash received under the NMTC program is recorded in Other Assets on our Consolidated Balance Sheets.  We have used the entire $32.3 million of NMTC Restricted Cash to fund TERRA-NW capital expenditures.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, are summarized as follows (amounts in thousands):

	Six Months Ended June 30,
	2014	2013
Operating activities	$139,020	76,316
Investing activities	(100,320)	(76,716)
Financing activities	(1,342)	1,726
Net increase in cash and cash equivalents	$37,358	1,326

Operating Activities
The increase in cash flows provided by operating activities for the six months ended June 30, 2014, as compared to the same period in 2013, is due to an increase in net income and a decrease in accounts receivable due to the timing of receipt of payments.

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

Our cash expenditures for property and equipment, including construction in progress, totaled $80.6 million (including $19.0 million for the purchase of real estate) and $87.4 million during the six months ended June 30, 2014 and 2013, respectively.  Additionally, we had $19.8 million in non-cash additions for the purchase of real estate and the extension of satellite lease capacity. Depending on available opportunities and the amount of cash flow we generate during 2014, we expect our 2014 expenditures to total $170.0 million excluding real estate acquisitions and an extension of the satellite lease capacity.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2014, consists primarily of proceeds from borrowing on our Senior Credit Facility partially off-set by repayments of our Senior Credit Facility and distributions paid to ACS from AWN.  We may use excess cash to make optional repayments on our debt or repurchase GCI's common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
Our Senior Credit Facility includes a $240.0 million term loan and a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  We had $240.0 million outstanding under the term loan at June 30, 2014.  Under the revolving portion of the Senior Credit Facility we have borrowed $49.0 million and have $4.5 million of letters of credit outstanding, which leaves $96.5 million available for borrowing as of June 30, 2014.  A total of $289.0 million is outstanding as of June 30, 2014.

Debt Covenants
We are subject to covenants and restrictions applicable to our $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021, our $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019, our Senior Credit Facility, and our Rural Utilities Service loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, GCI is currently authorized to make up to $116.1 million of repurchases as of June 30, 2014.  GCI is authorized to increase its repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  We did not purchase any shares under the stock buyback program, on GCI's behalf, during the six months ended June 30, 2014.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in note 1 in the accompanying “Condensed Notes to Interim Consolidated Financial Statements” and in Part IV of our December 31, 2013 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under our Senior Credit Facility bear interest at LIBOR plus 2.75% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility).  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of June 30, 2014, we have borrowed $289.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $2.9 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Chief Financial Officer, Secretary and Treasurer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Chief Financial Officer, Secretary and Treasurer *
101
The following materials from GCI, Inc.'s Quarterly Report on Form
10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Stockholder's Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, INC.

Signature	Title	Date

/s/ Gregory F. Chapados	President and Director	August 7, 2014
Gregory F. Chapados	(Principal Executive Officer)

/s/ Peter J. Pounds	Chief Financial Officer, Secretary,	August 7, 2014
Peter J. Pounds	Treasurer, and Director (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting Officer	August 7, 2014
Lynda L. Tarbath	(Principal Accounting Officer)