Form 10-K
period 2014-12-31
GCI INC
filed 2015-03-05
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
2014 ANNUAL REPORT ON FORM 10-K

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

Availability of Reports and Other Information
Our Internet website address is www.gci.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, GCI's Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the SEC.

Financial Information about Industry Segments
For financial information about our two reportable segments - Wireless and Wireline, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Also refer to note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data.”

Narrative Description of our Business

General
We are the largest Alaska-based communications provider as measured by revenues. We offer facilities-based wireless telephone services, data services, Internet access, video services and voice services, to residential and business customers across the state under our GCI brand.  Due to the unique nature of the markets we serve, including harsh winter weather and remote geographies, our customers rely extensively on our systems to meet their communication and entertainment needs.

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

For the year ended December 31, 2014, we generated consolidated revenues of $910.2 million.  We ended the period with 149,600 wireless subscribers, 133,200 cable modem subscribers and 135,400 basic video subscribers.

Development of our Business During the Past Fiscal Year
Agreement to Purchase Alaska Communications System Group, Inc.'s Wireless Subscriber Base and Its Interest in The Alaska Wireless Network.  On December 4, 2014, we entered into an agreement with Alaska Communications Systems Group, Inc. ("ACS") to purchase its wireless subscriber base and its one-third ownership interest in The Alaska Wireless Network, LLC ("AWN") for $293.2 million, subject to possible post-closing adjustments ("Wireless Acquisition"). On February 2, 2015, we completed the Wireless Acquisition in which AWN became our wholly owned subsidiary and we will be entitled to 100% of the future cash flows from AWN. We funded the purchase with a $275.0 million Term B Loan under our Senior Credit Facility and a contribution from GCI. See notes 6 and 15 included in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data."

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

Maximize Sales Opportunities. We sell new and enhanced services and products to our existing customer base to achieve increased revenues and penetration of our services.  Through close coordination of our customer service and sales and marketing efforts, our customer service representatives suggest to our customers other services they can purchase or enhanced versions of services they already purchase.  Many calls into our customer service centers or visits into one of our retail stores result in sales of additional services and products.

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

Expand Our Product Portfolio and Footprint in Alaska. Throughout our history, we have successfully added and expect to continue to add new products to our product portfolio.  We have a demonstrated history of new product evaluation, development and deployment for our customers, and we continue to assess revenue-enhancing opportunities that create value for our customers.  Where feasible and where economic analysis supports geographic expansion of our network coverage, we are currently pursuing or expect to pursue opportunities to increase the scale of our facilities, enhance our ability to serve our existing customers’ needs and attract new customers. Additionally, due to the unique market conditions in Alaska, we, and in some cases our customers, participate in several federal (and to a lesser extent locally) subsidized programs designed to financially support the implementation and purchase of telecommunications services like ours in high cost areas. With these programs we have been able to expand our network into previously undeveloped areas of Alaska and, for the first time, offer comprehensive communications services in many rural parts of the state where we would not otherwise be able to construct within appropriate return-on-investment requirements.

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

Wireless Segment
Wireless segment revenues for 2014, 2013 and 2012 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Wireless segment revenues[1]	$269,977	197,218	124,745
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

Sales and Marketing
Our Wireless segment sales and marketing efforts are primarily directed toward increasing the number of wireless carriers we serve and the number of voice and data circuits leased.  We sell our wireless services primarily through direct contact marketing.

Facilities
We own statewide wireless facilities that cover most of the Alaska population providing service to urban and rural communities and we will continue to expand these networks throughout Alaska in 2015.  We own a statewide wireless network that uses GSM/HSPA+, CDMA/EVDO and Long Term Evolution ("LTE"). We own Wi-Fi access points that create a Wi-Fi network branded as TurboZone in Anchorage, Fairbanks, Juneau, Kenai-Soldotna, Matanuska-Susitna Valley, and other areas of the State ("TurboZone").

Competition
Our Wireless segment competes with AT&T, Verizon, and smaller companies. We compete in the wholesale wireless market by offering competitive rates and by providing a comprehensive statewide network to meet the needs of carrier customers.

Seasonality
Wireless segment revenues derived from our carrier customers have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow, and short daylight hours.

Major Customer
Verizon was the only major customer of the Wireless segment in 2014. We had no Wireless segment major customers in 2013 or 2012.

Wireline Segment
Wireline segment revenues for 2014, 2013 and 2012 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Wireline segment revenues[1]	$640,221	614,430	585,436
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

•
Business Services - We offer a full range of retail wireless, data, video and voice services to businesses, governmental entities, educational institutions, and wholesale data and voice services to common carrier customers. Our products and services offered to business customers include data network services, retail wireless voice and data plans, high-speed Internet service, data center services, cloud computing, video services, voice services, and managed services. Additionally, we sell advertising on our broadcast television stations and cable network.

•
Managed Broadband - We offer Internet, data network and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

Sales and Marketing
We offer our services directly to consumer and business customers through our call center, direct mail advertising, television advertising, Internet advertising, local media advertising, and through our retail stores. Our sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sell opportunities. We sell our managed services through direct contact marketing.

Facilities
We operate a modern, competitive communications network providing switched and dedicated voice and broadband services. Our fiber network employs digital transmission technology over our fiber optic facilities within Alaska and between Alaska and the lower 48 states.  Our facilities include digital undersea fiber optic cable systems linking our Alaska terrestrial networks to the networks of other carriers in the lower 48 states, a terrestrial fiber optic cable system connecting Anchorage and Fairbanks, Alaska and a terrestrial fiber optic cable system that extends from Prudhoe Bay, Alaska to Valdez, Alaska via Fairbanks, Alaska.

We serve many rural and remote Alaska locations solely via satellite communications. Each of our satellite transponders is backed up on alternate spacecraft with multiple backup transponders. We operate a hybrid fiber optic cable and digital microwave system (“TERRA”) linking Anchorage with the Bristol Bay, Yukon-Kuskokwim, and northwest regions of the state.

Our video businesses are located throughout Alaska and serve 30 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau. Our facilities include cable plant and head-end distribution equipment. The majority of our locations on the fiber routes are served from head-end distribution equipment in Anchorage.  All of our cable systems are completely digital.

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

Retail Wireless Services and Products Competition
We compete with AT&T, Verizon, and other community or regional-based wireless providers, and resellers of those services in Anchorage and other markets. Regulatory policies favor robust competition in wireless markets.  Wireless local number portability helps to maintain a high level of competition in the industry because it allows subscribers to switch carriers without having to change their telephone numbers.

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

Niche providers in the industry, both local and national, compete with certain of our Internet service products, such as web hosting, list services, and e-mail.

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

Online video services via the Internet are a major growing source of competition for our video services.  Additionally, some online video services are also beginning to produce or acquire their own original content. However, as a major Internet-provider ourselves, the competition may result in additional data service subscriber revenue to the extent we grow average Internet revenue per subscriber.

We believe that the greatest source of external competition for our video services comes from the DBS industry.  Two major companies, DIRECTV and DISH DBS Corporation, are currently offering high-power DBS services in Alaska.

Competitive forces will be counteracted by offering expanded programming through digital services.  Digital delivery technology is being utilized in all of our systems.  We have retransmission agreements with various broadcasters and provide for the uplink/downlink of their signals into certain of our systems, and local programming for our customers.  Additionally, our acquisition of television stations provides us the opportunity to create unique content for our subscribers.

Video systems generally operate pursuant to franchises granted on a non-exclusive basis.  The 1992 Cable Act gives local franchising authorities jurisdiction over basic video service rates and equipment in the absence of “effective competition.”  The 1992 Cable Act also prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate video systems.  Well-financed businesses from outside the video industry may become competitors for franchises or providers of competing services.

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

Voice Services and Products Competition
Our most significant competition for local access and long-distance comes from wireless substitution and voice over Internet protocol services. Wireless local number portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers.  A growing number of consumers now use wireless service as their primary voice phone service for local calling. We also compete against Incumbent Local Exchange Carriers ("ILECs"), long-distance resellers and certain smaller rural local telephone companies for local access and long-distance. We have competed by offering what we believe is excellent customer service, cross product discounts, and by providing desirable bundles of services.

See “Regulation — Wireline Voice Services and Products” below for more information.

Seasonality
Our Wireline segment services and products do not exhibit significant seasonality.  Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow and short daylight hours.

Major Customer
We had no Wireline segment major customers in 2014, 2013 or 2012.

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

Environmental Regulations
We undertake activities that may, under certain circumstances, affect the environment. Accordingly, they may be subject to federal, state, and local laws designed to preserve or protect the environment, including the Clean Water Act and the Emergency Planning and Community Right-to-Know Act.  The Federal Communications Commission ("FCC"), Bureau of Land Management, U.S. Forest Service, U.S. Fish and Wildlife Service, U.S. Army Corps of Engineers, and National Park Service are among the federal agencies required by the National Environmental Policy Act of 1969 to consider the environmental impact of actions they authorize, including facility construction.

The principal effect of our facilities on the environment would be in the form of construction of facilities and networks at various locations in Alaska and between Alaska, Washington, and Oregon.  Our facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable.  Some facilities may be on wetlands that may be subject to state and/or federal regulation. We obtain federal, state, and local permits, as required, for our projects and operations. We are unaware of any material violations of federal, state or local regulations or permits.

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

Commercial mobile radio service wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting, construction, modification, and registration of antenna structures on which our antennas and associated equipment are located and are also subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from wireless handsets and antennas on towers.

Universal Service. The High Cost Program of the Universal Service Fund ("USF") pays Eligible Telecommunications Carriers ("ETCs") to support the provision of facilities-based wireless telephone service in high cost areas. A wireless carrier may seek ETC status so that it can receive support from the USF.  Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireless telephone service in Anchorage, Juneau, Fairbanks, and the Matanuska Telephone Association, Inc. ("MTA") study area (which includes the Matanuska-Susitna Valley) and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireless telephone services, and our net cost of providing wireless telephone services in these areas would be materially adversely affected.

On November 29, 2011, the FCC released rules reforming the methodology for distributing USF high cost support for voice and broadband services, as well as the access charge regime for terminating traffic between carriers.  Support for competitive eligible telecommunications carriers (“CETCs”) serving areas that generally include Anchorage, Fairbanks, and Juneau followed national reforms and had support per provider per service area capped as of January 1, 2012, and a five-step phase-down commenced on July 1, 2012, which is currently frozen pending the adoption of a successor mechanism.  Support to Remote Alaska locations was capped as of January 1, 2012 and is being distributed on a per-line basis until the implementation of a successor funding mechanism. A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing services in these areas would be materially adversely affected by a substantial reduction of USF support.

On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the Universal Service Administrative Company ("USAC") and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates.  The order adopted several reforms, including a requirement for annual recertification of all Lifeline subscribers. Failure to correctly recertify Lifeline subscribers could materially adversely affect our Lifeline revenues and/or increase our costs in the form of FCC fines for failure to comply with Lifeline rules.

Interconnection.  We have completed negotiations and the RCA has approved current direct wireless interconnection agreements with all of the major Alaska ILECs.  These are in addition to indirect interconnection arrangements utilized elsewhere.

See “Description of Our Business by Reportable Segment — Regulation — Wireline Voice Services and Products — Regulatory Regime Applicable to IP-based Networks” for more information.

Emergency 911. The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 (“E911”) services that provide to local public safety dispatch agencies the caller’s phone number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location, either by means of network-based or handset-based technologies, within accuracy parameters revised by the FCC, to be implemented over a phase-in period.  Due to Alaska’s relatively low population and low cell-site densities, we have excluded certain areas from E911 coverage where cell triangulation is not feasible, pursuant to FCC rule.  We have also filed for a waiver, which remains pending, for remaining areas where triangulation may be technically feasible, but where the cell-site densities are insufficient to reach the FCC’s standard. We have filed for a separate waiver, also pending, regarding the FCC’s recently adopted text-to-911 rules due to technical limitations in our network and the inability of vendors to provide a workable solution; we expect to develop a text-to-911 technical solution during the first half of 2015. Providers may not demand cost recovery as a condition of providing E911, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments.

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

States have become more active in attempting to impose new taxes and fees on wireless carriers, such as gross receipts taxes. Where successful, these taxes and fees are generally passed through to customers and result in higher costs to customers.

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

Many aspects of the coordination and regulation of Internet activities and the underlying networks over which those activities are conducted are evolving. Internet-specific and non-Internet-specific changes in the regulatory environment, including changes that affect communications costs or increase competition from ILECs or other communications services providers, could adversely affect our costs and the prices at which we sell Internet-based services.

On November 20, 2011, the FCC issued rules governing the activities of cable operators and other Internet service providers in connection with the provision of Internet service.  The rules applicable to cable operators and other wireline providers generally prohibited blocking lawful content and prohibiting unreasonable discrimination, outside of reasonable network management, as well as imposing transparency requirements. For wireless providers, the transparency rule and a less restrictive version of the blocking rule applied. On January 14, 2014, in a case challenging these rules, the U.S. Court of Appeals for the D.C. Circuit vacated the anti-discrimination and anti-blocking rules, upheld the transparency rules, and remanded the case to the FCC for further proceedings. The majority opinion held that the FCC possessed the general statutory authority to adopt these rules, but did so in a manner that violated specific statutory prohibitions against imposing common carrier regulations on non-telecommunications services.

On February 26, 2015, the FCC adopted an order reclassifying Internet service as a telecommunications service under Title II of the Communications Act. This order prohibits broadband providers from blocking or throttling most lawful public Internet traffic, and from engaging in paid prioritization of that traffic. The order also strengthens its transparency rules, which require accurate and truthful service disclosures, sufficient for consumers to make informed choices, for example, about speed, price and fees, latency, and network management practices. The order allows broadband providers to engage in reasonable network management, including using techniques to address traffic congestion. These rules apply equally to wired and wireless broadband services. The order refrains from applying rate regulation and tariff requirements on broadband services.  While we do not believe that the FCC order conflicts with our existing practices or offerings, the order will impose regulatory burdens, likely increase our costs, and could adversely affect the manner and price of providing service.

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

Segregated Security for Set-top Devices. The FCC mandated, effective July 1, 2007, that all new set-top video navigation devices must segregate the security function from the navigation function. The new devices are more expensive than existing equipment, and compliance would increase our cost of providing video services. In late 2014, the President signed into law the STELA Reauthorization Act of 2014 (“STELAR”), which repeals the navigation device integrated security ban effective December 30, 2015.

AllVid Proceeding. On April 21, 2010, the FCC adopted a Notice of Inquiry to consider ways to develop a standardized interface for accessing video content, as an alternative to set-top boxes.  Adoption of new rules or standards in this area could affect the manner in which we deliver video products to our customers.  Pursuant to STELAR, the FCC has convened a Downloadable Security Technical Advisory Committee (“DSTAC”) to consider and recommend performance objectives, technical capabilities and technical standards to promote competitive availability of navigation devices. The DSTAC report is due by September 30, 2015. We are unable to predict if the FCC will act on the report to propose concrete rules at that time.

Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators. The RCA, however, does not use the federal formula and instead has adopted its own formula that has been in place since 1987. This formula could be subject to further revisions upon petition to the RCA.  In addition, on April 7, 2011, the FCC adopted an order to rationalize different pole attachment rates among types of services.  The United States Court of Appeals, D.C. Circuit, upheld the FCC’s rules, denying challenges from several utility companies.  Though the general purpose of the rule changes was to ensure pole attachment rates as low and as uniform as possible, we do not expect the rules to have an immediate impact on the terms under which we access poles. In addition, because the RCA has adopted its own formula, the FCC’s reclassification of broadband service as a “telecommunications service” is not anticipated to have any near-term impact.  We cannot predict the likelihood of the RCA changing its formula, adopting the federal formula, or relinquishing its oversight of pole attachments to the FCC, any of which could increase the cost of our operations.

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

Universal Service. The USF pays ETCs to support the provision of facilities-based wireline telephone service in high cost areas. Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireline local exchange service in Anchorage, Juneau, Fairbanks, the MTA study area (which includes the Matanuska-Susitna Valley), and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireline telephone services, and our net cost of providing local telephone services in these areas would be materially adversely affected. See “Description of Our Business by Reportable Segment - Regulation - Wireless Services and Products - Universal Service” for information on USF reform.

Rural Exemption and Interconnection. A Rural Telephone Company is exempt from compliance with certain material interconnection requirements under Section 251(c) of the 1996 Telecom Act, including the obligation to negotiate Section 251(b) and (c) interconnection requirements in good faith, unless and until a state regulatory commission lifts such “rural exemption” or otherwise finds it not to apply.  All ILECs in Alaska are Rural Telephone Companies except ACS in its Anchorage study area.  We participated in numerous proceedings regarding the rural exemptions of various ILECs, including ACS (for its Fairbanks and Juneau operating companies), MTA and Ketchikan Public Utilities, in order to achieve the necessary interconnection agreements with the remaining ILECs. In other cases the interconnection agreements were reached by negotiation without regard to the implications of the ILEC’s rural exemption.

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

See “Description of Our Business by Reportable Segment — Consumer — Competition — Voice Services and Products Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks.  On November 29, 2011, the FCC released rules to restructure and reduce over time originating interstate access charges, along with a proposal to adopt similar reforms applicable to terminating interstate access charges.  We do not anticipate that the adopted changes, for which implementation began in 2012, will have a material impact on our operations, except that the reduction of interstate access rates generally will result in a cost savings on access charges to us.  However, the details of implementation in general and between different classes of technology continue to be addressed, and they could affect the economics of some aspects of our business.  We cannot predict at this time the impact of this implementation or future implementation of adopted reforms, but we do not expect it to have a material impact on our operations.

Access to Unbundled Network Elements. The ability to obtain unbundled network elements ("UNEs") is an important element of our local access services business. We cannot predict the extent to which existing FCC rules governing access to and pricing for UNEs will be changed in the face of additional legal action and the impact of any further rule modifications that are yet to be determined by the FCC. Moreover, the future regulatory classification of services that are transmitted over facilities may impact the extent to which we will be permitted access to such facilities.  Changes to the applicable regulations could result in a change in our cost of serving new and existing markets.

Local Regulation. We may be required to obtain local permits for street opening and construction permits to install and expand our networks. Local zoning authorities often regulate our use of towers for microwave and other communications sites. We also are subject to general regulations concerning building codes and local licensing. The Communications Act requires that fees charged to communications carriers be applied in a competitively neutral manner, but there can be no assurance that ILECs and others with whom we will be competing will bear costs similar to those we will bear in this regard.

Regulatory Regime Applicable to IP-based Networks. On January 30, 2014, the FCC adopted an order calling for experiments to examine how best to accelerate the technological and regulatory transitions from traditional TDM-based networks to IP-based technologies.  Although no entity has proposed conducting a technology transition experiment in our service territory in response to the FCC’s January 2014 order, additional proposals for experiments are possible. We cannot predict whether additional proposals for experiments might be submitted to the FCC nor any resulting proceedings or their effect on us. The FCC also has other open dockets through which it might make changes to the regulatory regime applicable to IP-based networks. A change in regulatory obligation or classification that interferes with our ability to exchange traffic with other providers, that raises the cost of doing so, or that adversely affects eligibility for USF support could materially affect our net cost of and revenue from providing local services.

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

Schools and Libraries Program. On July 11 and December 11, 2014, the FCC adopted orders modernizing the USF Schools and Libraries Program ("E-Rate"). These orders, among other things, increased the annual E-Rate cap by approximately $1.5 billion, designated funds for internal connections within schools and libraries, and eliminated funding for certain legacy services, such as voice, to increase the availability of 21st century connectivity to support digital learning in schools nationwide. We cannot at this time predict the effect of these orders on the overall E-Rate support available to our schools and libraries customers, but the elimination of funding of certain services, including video conferencing services, could materially affect our revenue from such customers.

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

Geographic Concentration and the Alaska Economy
We offer wireless, data and voice telecommunication services and video services to customers primarily throughout Alaska.  Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska.  The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as government spending, investment earnings and tourism. A long-term decrease in oil prices may impact spending by the oil and gas industry and the government, which could negatively impact our revenue.  The government spending is comprised of state government and United States military spending.  Any deterioration in these markets could have an adverse impact on us.

Employees
We employed 2,255 persons as of December 31, 2014, and we are not subject to any collective bargaining agreements with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

There is substantial competition in the telecommunications and entertainment industries.  Through mergers and various service integration strategies, major providers are striving to provide integrated communications services offerings within and across geographic markets.  We face increased wireless services competition from national carriers in the Alaska market and increasing video services competition from DBS providers.

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

AT&T Wireless and Verizon have national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services.  We believe that the rates charged to us by some of these carriers may be higher than the rates they charge to certain other roaming partners.

The FCC has adopted rules requiring commercial mobile radio service providers to provide automatic roaming, upon request, for voice and SMS text messaging services on just, reasonable and non-discriminatory terms.  The FCC has also adopted rules generally requiring carriers to offer data roaming services. The rules do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates.  If we were to lose the benefit of one or more key roaming or wholesale agreements unexpectedly, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and data roaming services for our customers or may be unable to provide such services on a cost-effective basis.  Our inability to obtain new or replacement roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our turnover and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

We may be unable to successfully manage the integration of the wireless subscribers acquired from ACS in the Wireless Acquisition or we may be unable to realize the anticipated synergies.

On February 2, 2015, we completed the Wireless Acquisition which included the acquisition of wireless subscribers from ACS. Our business may be negatively impacted if we are unable to effectively integrate the new wireless subscribers or recognize the expected synergies. Integration planning prior to the subscriber acquisition and the implementation of our integration plans following the subscriber acquisition will require significant time and focus from management and may divert attention from the day-to-day operations of our other businesses. Additionally, completion of the subscriber acquisition could disrupt current plans and operations, which could delay the achievement of our strategic objectives. Integration difficulties could have an adverse effect on our business, financial condition, and results of operations.

We may be unable to realize the anticipated cost savings from the Wireless Acquisition or may incur additional and/or unexpected costs in order to realize them. Significant costs have been incurred and are expected to be incurred in connection with the Wireless Acquisition, including legal, accounting, financial advisory and other costs.

On February 2, 2015, we completed the Wireless Acquisition. We are implementing a series of cost savings initiatives that we expect to result in recurring, annual cost savings. There can be no assurance that we will realize the anticipated cost savings from the Wireless Acquisition in the anticipated amounts or within the anticipated time frames or cost expectations or at all.

These or any other cost savings that we realize may differ materially from our estimates. We cannot provide assurances that these anticipated savings will be achieved or that our programs and improvements will be completed as anticipated or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues or through increases in other expenses.

We expect to incur significant one-time, non-recurring costs to achieve the anticipated synergies in connection with the Wireless Acquisition. In addition, we expect to incur significant transaction fees and other costs related to the Wireless Acquisition. Additional unanticipated costs may be incurred as we integrate our new wireless subscribers. Failure to realize the expected costs savings and operating synergies and recognition of non-recurring costs related to the Wireless Acquisition could result in increased costs and have an adverse effect on our business, financial condition, and results of operations.

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

Commercial mobile radio service providers must implement E911 capabilities in accordance with FCC rules.  While we believe that we are currently in compliance with such FCC rules, the failure to deploy E911 service consistent with FCC requirements could subject us to significant fines.

The FCC, together with the Federal Aviation Administration, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation.  The FCC requires local notice in any community in which it is seeking FCC Antenna Structure Registration to build a tower.  Local notice provides members of the community with an opportunity to comment on or challenge the tower construction for environmental reasons.  This rule change could cause delay for certain tower construction projects.

Internet Services. On February 26, 2015, the FCC adopted an order reclassifying Internet service as a telecommunications service under Title II of the Communications Act. The order prohibits broadband providers from blocking or throttling most lawful public Internet traffic, and from engaging in paid prioritization of that traffic.  The order also strengthens its transparency rules, which require accurate and truthful service disclosures, sufficient for consumers to make informed choices, for example, about speed, price and fees, latency, and network management practices.  The order allows broadband providers to engage in reasonable network management, including using techniques to address traffic congestion. The new rules apply equally to wired and wireless broadband services. The order refrains from imposing rate regulation or tariff requirements on broadband services.

We cannot predict how the FCC will interpret or apply its new rules.  In addition, although the FCC forbore from many of the provisions of Title II, we cannot predict how the FCC will interpret or apply the statutory provisions and regulations from which it did not forbear.  It is possible that the FCC could interpret or apply its new rules or “Title II” statutory provisions or regulations in a way that has a material adverse effect on our business, financial position, results of operations, or liquidity.  There also is a risk class action lawsuits arising under the provisions of Title II from which the FCC did not forbear could have similar negative impacts.

Proposals have been made before Congress to mandate Open Internet regulation that could supplement or supplant in whole or part the FCC’s new rules.  We currently cannot predict whether any such legislation will be adopted nor what impacts are most likely.

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

Other existing federal regulations, currently the subject of judicial, legislative, and administrative review, could change, in varying degrees, the manner in which video systems operate. Neither the outcome of these proceedings nor their impact on the cable television industry in general, or on our activities and prospects in the cable television business in particular, can be predicted at this time. There can be no assurance that future regulatory actions taken by Congress, the FCC or other federal, state or local government authorities will not have a material adverse effect on our business, financial position, results of operations or liquidity.

Local Access Services. Our success in the local telephone market depends on our continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are reasonable and that are based on the cost of providing these services. Our local telephone services business faces the risk of unfavorable changes in regulation or legislation or the introduction of new regulations. Our ability to provide service in the local telephone market depends on our negotiation or arbitration with local exchange carriers to allow interconnection to the carrier’s existing local telephone network (in some Alaska markets at cost-based rates), to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to unbundled network elements. Future negotiations or arbitration proceedings with respect to new or existing markets could result in a change in our cost of serving these markets via the facilities of the ILEC or via wholesale offerings.

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

We receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 19%, 18%, and 18% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively.  We had USF net receivables of $109.6 million and $124.3 million at December 31, 2014 and 2013, respectively.  The programs are subject to change by regulatory actions taken by the FCC or legislative actions.  Changes to any of the USF programs that we participate in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on our business, financial position, results of operations or liquidity.

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

We expect our Wireline voice services’ results of operations, which include long-distance and local access services, will continue to decline.  As competition from wireless carriers, such as ourselves, increases we expect our long-distance and local access services' subscribers and revenues will continue to decline and the rate of decline may accelerate.

We may not be able to satisfy the requirements of our participation in a New Markets Tax Credit ("NMTC") program for funding our TERRA-NW project.

In 2011 and 2012 we entered into three separate arrangements under the NMTC program with US Bancorp to help fund various phases of our TERRA-NW project.  In connection with the NMTC transactions we received proceeds which were restricted for use on TERRA-NW.  The NMTCs are subject to 100% recapture of the tax credit for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  We have agreed to indemnify US Bancorp for any loss or recapture of its $56.0 million in NMTCs until such time as our obligation to deliver tax benefits is relieved in December 2019.   Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp and could have an adverse effect on our financial position, results of operations or liquidity.

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

Unfavorable general economic conditions could have a material adverse effect on our financial position, results of operations and liquidity.

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

We offer wireless and wireline telecommunication services and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska.  The economy of Alaska is dependent upon natural resource industries, and in particular oil exploration, development, and production, as well as government spending, investment earnings and tourism. The government spending is comprised of state government and United States military spending.  Any deterioration in these markets, such as a long-term decrease in oil prices, or the occurrence of a single disruptive event, such as a shut-down of the TransAlaska Pipeline System, could have an adverse impact on the demand for our products and services and on our results of operations and financial condition.

Additionally, the customer base in Alaska is limited and we have already achieved significant market penetration with respect to our service offerings in Anchorage and other locations in Alaska. We may not be able to continue to increase our market share of the existing markets for our services, and no assurance can be given that the Alaskan economy will continue to grow and increase the size of the markets we serve or increase the demand for the services we offer.  As a result, the best opportunities for expanding our business may arise in other geographic areas such as the lower 49 states.  There can be no assurance that we will find attractive opportunities to grow our businesses outside of Alaska or that we will have the necessary expertise to take advantage of such opportunities.  The markets in Alaska for wireless and wireline telecommunications and video services are unique and distinct within the United States due to Alaska’s large geographical size, its sparse population located in a limited number of clusters, and its distance from the rest of the United States.  The expertise we have developed in operating our businesses in Alaska may not provide us with the necessary expertise to successfully enter other geographic markets.

Natural disasters or terrorist attacks could have an adverse effect on our business.

Our technical infrastructure (including our communications network infrastructure and ancillary functions supporting our network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. As a communications provider, there is an increased risk that our technological infrastructure may be targeted in connection with terrorism or cyber-attacks, either as a primary target, or as a means of facilitating additional attacks on other targets.

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

Additionally, our insurance may not be adequate to cover the costs associated with a natural disaster or terrorist attack.

Cyber-attacks or other network disruptions could have an adverse effect on our business.

Cyber-attacks on our technological infrastructure or breaches of network information technology may cause equipment failures, disruption of our operations, and potentially unauthorized access to confidential customer data. Cyber-attacks, which include the use of malware, computer viruses, and other means for service disruption or unauthorized access to confidential customer data, have increased in frequency, scope, and potential harm for businesses in recent years. It is possible for such cyber-attacks to go undetected for a long period of time, increasing the potential harm to our subscribers, our assets, and our reputation.

To date, we have not been subject to cyber-attacks or network disruptions that individually or in the aggregate, have been material to our operations or financial condition. Nevertheless, we engage in a variety of preventive measures at an increased cost to us, in order to reduce the risk of cyber-attacks and safeguard our infrastructure and confidential customer information. Such measures include, but are not limited to the following industry best practices: application whitelisting, anti-malware, message and spam filtering, encryption, advanced firewalls, threat detection, URL filtering, and encryption. Despite these preventive actions, our efforts may be insufficient to repel a major cyber-attack or network disruption in the future.

Some of the most significant risks to our information technology systems, networks, and infrastructure include:

•
Disruptions, damage, or unauthorized access beyond our control, including disruptions or damage, or unauthorized access caused by criminal or terrorist activities, theft, natural disasters, power surges, or equipment failure;

•	Human error;

•
Viruses, malware, worms, software defects, Trojan horses, unsolicited mass advertising, denial of service and other malicious or abusive attacks by third parties, including cyber-attacks or other breaches of network or information technology security; and

•	Unauthorized access to our information technology, billing, customer care, and provisioning systems and networks and those of our vendors and other providers.

If hackers or cyberthieves gain improper access to our technology systems, networks, or infrastructure, they may be able to access, steal, publish, delete, misappropriate, or modify confidential customer data. Moreover, additional harm to customers could be perpetrated by third parties who are given access to the confidential customer data. Relatedly, a network disruption (including one resulting from a cyber-attack) could cause an interruption or degradation of service as well as permit access, theft, publishing, deletion, misappropriation, or modification to or of confidential customer data. Due to the evolving techniques used in cyber-attacks to disrupt or gain unauthorized access to technology networks, we may not be able to anticipate or prevent such disruption or unauthorized access.

The costs imposed on us as a result of a cyber-attack or network disruption could be significant. Among others, such costs could include increased expenditures on cyber security measures, lost revenues from business interruption, litigation, fines, sanctions, and damage to the public’s perception regarding our ability to provide a secure service. As a result, a cyber-attack or network disruption could have a material adverse effect on our business, financial condition, and operating results.

Prolonged service interruptions or system failures could affect our business.

We rely heavily on our network equipment, communications providers, data and software to support all of our functions.  We rely on our networks and the networks of others for substantially all of our revenues. We are able to deliver services and serve our customers only to the extent that we can protect our network systems against damage from power or communication failures, computer viruses, natural disasters, unauthorized access and other disruptions.  While we endeavor to provide for failures in the network by providing back-up systems and procedures, we cannot guarantee that these back-up systems and procedures will operate satisfactorily in an emergency.  Disruption to our billing systems due to a failure of existing hardware and backup protocols could have an adverse effect on our revenue and cash flow. Should we experience a prolonged failure, it could seriously jeopardize our ability to continue operations.  In particular, should a significant service interruption occur, our ongoing customers may choose a different provider, and our reputation may be damaged, reducing our attractiveness to new customers.

If failures occur in our undersea fiber optic cable systems or our TERRA facilities and its extensions, our ability to immediately restore the entirety of our service may be limited and we could incur significant costs, which could lead to a material adverse effect on our business, financial position, results of operations or liquidity.

Our communications facilities include undersea fiber optic cable systems that carry a large portion of our traffic to and from the contiguous lower 48 states, one of which provides an alternative geographically diverse backup communication facility to the other.  Our facilities also include TERRA and its extensions which are unringed, operating in a remote environment and are at times difficult to access for repairs.  If a failure of both sides of the ring of our undersea fiber optic facilities or of our unringed TERRA facility and its extensions occurs and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted which could have a material adverse effect on our business, financial position, results of operations or liquidity.  Damage to an undersea fiber optic cable system or TERRA and its extensions could result in significant unplanned expense which could have a material adverse effect on our business, financial position, results of operations or liquidity.

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

We have and will continue to have a significant amount of debt and capital lease obligations.  On December 31, 2014, we had total debt of $1,036.7 million and total capital lease obligations of $76.5 million. Additionally, on February 2, 2015, we completed the Wireless Acquisition which was funded with a $275.0 million Term B Loan under our Senior Credit Facility. Our high level of debt and capital lease obligations could have important consequences, including the following:

•	Increasing our vulnerability to adverse economic, industry, or competitive developments;

•
Requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund operations, capital expenditures, and future business opportunities;

•	Exposing us to the risk of increased interest rates to the extent of any future borrowings, including borrowings under the Senior Credit Facility, at variable rates of interest;

•
Making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Senior Notes and Senior Credit Facility, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the notes and the agreements governing such other indebtedness;

•	Restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•
Limiting our ability to obtain additional financing for working capital, capital expenditures, product and service development, debt service requirements, acquisitions, and general corporate or other purposes; and

•
Limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage may prevent us from exploiting.

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

When our Senior Credit Facility and Senior Notes mature, we may not be able to refinance or replace one or both.

When out Senior Credit Facility and Senior Notes mature, we will likely need to refinance them and may not be able to do so on favorable terms or at all. If we are able to refinance maturing indebtedness, the terms of any refinancing or alternate credit arrangements may contain terms and covenants that restrict our financial and operating flexibility.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our borrowings under our Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remained the same, and our net income and cash flow could decrease.

In order to manage our exposure to interest rate risk, in the future we may enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely affect our cash flow and may impact our ability to make required principal and interest payments on our indebtedness.

Any significant impairment of our indefinite-lived intangible assets would lead to a decrease in our assets and a reduction in our net operating performance.

We had $510.6 million of indefinite-lived intangible assets at December 31, 2014, consisting of goodwill of $229.6 million, cable certificates of $191.6 million, wireless licenses of $86.3 million and broadcast licenses of $3.1 million.  Our cable certificates represent agreements with government entities to construct and operate a video business.  Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  Our broadcast licenses represent permission to use a portion of the radio frequency spectrum in a given geographical area for broadcasting purposes. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions.

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

At December 31, 2014, we have tax net operating loss carryforwards of $320.3 million for U.S. federal income tax purposes and, under the Internal Revenue Code, we may carry forward these net operating losses in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If GCI experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when its market capitalization is below a certain level, our ability to use the net operating loss carryforwards could be substantially limited. This limit could impact the timing of the usage of the net operating loss carryforwards, thus accelerating cash tax payments or causing net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset.

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

As of December 31, 2014, GCI's executive officers and directors and their affiliates owned 13% of its combined outstanding Class A and Class B common stock, representing 23% of the combined voting power of that stock.  These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to GCI's Board.

We invest in early-stage, venture backed companies.

The companies in which we invest are entrants to markets with new products or services. These companies generally have revenue that does not cover the companies’ operating and capital expenditures. As a result, the companies typically operate with monthly net losses and may require additional funding for operating and capital. Given that, among other things, these companies are at an early stage in their life cycle and are often proving their business model, these companies may fail, go bankrupt, and lose all or substantially all of their value which could have an adverse effect on our financial position, results of operations or liquidity.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties
Our properties do not lend themselves to description by location of principal units.  The majority of our properties are located in Alaska.

We lease most of our executive, corporate and administrative facilities and business offices.  Our operating, executive, corporate and administrative properties are in good condition.  We consider our properties suitable and adequate for our present needs and they are being fully utilized.

Our Wireline and Wireless segments have properties that consist primarily of undersea and terrestrial fiber optic cable networks, switching equipment, satellite transponders and earth stations, microwave radio, cable and wire facilities, cable head-end equipment, wireless towers and equipment, coaxial distribution networks, connecting lines (aerial, underground and buried cable), routers, servers, transportation equipment, computer equipment, general office equipment, land, land improvements, landing stations and other buildings.  Substantial amounts of our properties are located on or in leased real property or facilities.  Substantially all of our properties secure our Senior Credit Facility.  See note 6 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information.

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

Item 6. Selected Financial Data
The following table presents selected historical information relating to financial condition and results of operations over the past five years.

	Years Ended December 31,
	2014	2013	2012	2011	2010
(Amounts in thousands)
Revenues	$910,198	811,648	710,181	679,381	651,250
Income before income taxes	$69,273	42,684	21,250	12,891	17,858
Net income	$59,244	31,727	9,162	5,486	8,610
Net income (loss) attributable to non-controlling interest	$51,687	22,321	(511)	(238)	—
Net income attributable to GCI, Inc. common stockholder	$7,557	9,406	9,673	5,724	8,610
Total assets	$2,058,498	2,011,807	1,502,616	1,444,663	1,350,467
Long-term debt, including current portion and net of unamortized discount	$1,036,678	1,047,980	877,051	861,272	781,717
Obligations under capital leases, including current portion	$76,456	74,605	80,612	86,054	91,165
Total GCI, Inc. stockholders’ equity	$167,356	157,144	153,272	155,682	199,099
Dividends declared per common share	$—	—	—	—	—

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

As discussed earlier in “Item 1 — Business — Geographic Concentration and the Alaska Economy,” our revenue is impacted by the strength of the Alaska economy.  The Alaska economy is affected by certain economic factors including activity in the oil and gas industry, tourism, government spending, and military personnel stationed in Alaska. A long-term decrease in oil prices may impact spending by the oil and gas industry and the government, which could negatively impact our revenue. Additionally, the health of the national economy can impact our revenue.

On July 22, 2013, we closed the transactions under the Asset Purchase and Contribution Agreement ("Wireless Agreement") and other related agreements entered into on June 4, 2012 by and among ACS, GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS, GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and AWN, pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN. This transaction provided a statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon Wireless and AT&T Mobility in Alaska. Until the closing of the Wireless Acquisition described below, AWN provided wholesale services to GCI and ACS, and GCI and ACS used the AWN network to continue to sell services to their respective retail customers.

Under the terms of the Wireless Agreement, we contributed our wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN. As consideration for the contributed business assets and liabilities, ACS received $100.0 million in cash from GCI, a one-third ownership interest in AWN, and preferential cash distributions totaling $50.0 million and $22.0 million in 2014 and 2013, respectively. As part of closing, we borrowed $100.0 million under our Senior Credit Facility to fund the purchase of wireless network assets from ACS.

On February 2, 2015, we completed the transaction to purchase ACS' wireless subscriber base and its one-third ownership interest in AWN for $293.2 million, subject to possible post-closing adjustments ("Wireless Acquisition"). Following the close of the Wireless Acquisition, AWN is a wholly owned subsidiary and we are entitled to 100% of the future cash flows from AWN. We funded the purchase with a $275.0 million Term B loan under our Senior Credit Facility and a contribution from GCI. We expect to record costs of approximately $30.0 million in 2015 for one-time customary transaction costs and costs to migrate a billing system, train our customer service representatives, and to transition a portion of our new customers to our GSM network.

ACS reported approximately 109,000 wireless subscribers as of September 30, 2014. The actual number of wireless subscribers in good standing that we acquired on February 2, 2015 was approximately 87,000 due to a numbers of factors including subsequent subscriber losses, differences in methods of counting subscribers, and the exclusion of internal subscribers from the transaction. These numbers are preliminary and will be finalized during the first quarter of 2015. We expect the impact of the lower number of subscribers to be minimal as these subscribers had a low average revenue per user, reduced future phone subsidies, and an estimated $4.4 million reduction to the purchase price related to the subscriber attrition.

As an ETC, we receive support from the USF to support the provision of wireline local access and wireless service in high cost areas. On November 29, 2011, the FCC published final rules to reform, among others, the methodology for distributing USF high cost support for voice and broadband services (“High Cost Order”). The High Cost Order segregated the support methodology for Remote areas in Alaska from the support methodology for all urban areas, including Alaska Urban locations. Our future revenue recognition for both Remote and Urban high cost support is dependent upon the functionality and timing of an operational successor funding mechanism. Rulemaking is underway to consider a successor funding mechanism. We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing services in these areas would be materially adversely affected by a substantial reduction of USF support.

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Year Ended December 31,			Percentage Change[1] 2014 vs. 2013	Percentage Change[1] 2013 vs. 2012
	2014	2013	2012
Statements of Operations Data:
Revenues:
Wireless segment	30%	24%	18%	37%	58%
Wireline segment	70%	76%	82%	4%	5%
Total revenues	100%	100%	100%	12%	14%
Selling, general and administrative expenses	32%	33%	34%	8%	11%
Depreciation and amortization expense	19%	18%	18%	16%	13%
Operating income	16%	14%	13%	27%	27%
Other expense, net	8%	9%	10%	6%	4%
Income before income taxes	8%	5%	3%	62%	101%
Net income	7%	4%	1%	87%	246%
Net income (loss) attributable to the non-controlling interest	6%	3%	—%	132%	4,468%
Net income attributable to GCI, Inc.	1%	1%	1%	(20)%	(3)%

[1] Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interest, non-cash contribution adjustment, and other non-cash adjustments (“Adjusted EBITDA”).  Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization expense, net interest expense and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Overview of Revenues and Cost of Goods Sold
Total revenues increased 14% from $710.2 million in 2012 to $811.6 million in 2013 and increased 12% to $910.2 million in 2014.  Revenue increased in both of our segments in 2014 and 2013. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 13% from $247.5 million in 2012 to $280.5 million in 2013 and increased 8% to $302.7 million in 2014.  Cost of Goods Sold decreased in our Wireline segment and increased in our Wireless segment for 2014. Cost of Goods Sold increased in both of our segments in 2013.  See the discussion below for more information by segment.

Wireless Segment Overview
Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA are as follows (amounts in thousands):

	2014	2013	2012	Percentage Change 2014 vs. 2013	Percentage Change 2013 vs. 2012
Revenue	$269,977	197,218	124,745	37%	58%
Cost of Goods Sold	$90,920	68,086	58,737	34%	16%
Adjusted EBITDA	$158,159	109,609	50,802	44%	116%

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Wireless Segment Revenues
The increase in revenue is primarily due to the following:

•	A $29.1 million and $41.9 million increase in roaming revenue in 2014 and 2013, respectively, primarily due to the July 22, 2013 close of the initial AWN transaction,

•
A $27.0 million and $25.0 million increase in non-Lifeline wholesale plan fee revenue in 2014 and 2013, respectively, primarily due to the July 22, 2013 close of the initial AWN transaction and an increase in wireless subscribers,

•	A $11.7 million and $9.7 million increase in high cost support in 2014 and 2013, respectively, primarily due to the July 22, 2013 close of the initial AWN transaction,

•	A $7.3 million and $2.9 million increase in private line revenue in 2014 and 2013, respectively, due to increased demand for backhaul capacity.

The increase is partially off-set by a $2.5 million and $6.6 million increase in the wireless handset cash incentives to ACS in 2014 and 2013, respectively, for the sale of wireless handsets to their retail customers due to the July 22, 2013 close of the initial AWN transaction.

Wireless Segment Cost of Goods Sold
The increase in Cost of Goods Sold is primarily due to the following:

•	A $11.3 million and $7.3 million increase in 2014 and 2013, respectively, primarily due to roaming costs due to the July 22, 2013 close of the initial AWN transaction,

•
A $5.1 million increase in wireless equipment costs in 2014. During the period from April 1, 2014 to December 31, 2014, the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. From the July 22, 2013 close of the initial AWN transaction through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements, and

•
A $1.9 million and $5.5 million increase in distribution and capacity costs in 2014 and 2013, respectively, due to the July 22, 2013 close of the initial AWN transaction and growth in traffic carried on the wireless network,

•
Additional increases in network maintenance costs in 2014 and 2013 due to the growth of the wireless network due to the July 22, 2013 close of the initial AWN transaction and increased emphasis on our wireless network.

The increase in 2013 is partially off-set by an $11.0 million decrease in wireless equipment costs. Through the initial AWN transaction close the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. Subsequent to the transaction close and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements.

Wireless Segment Adjusted EBITDA
The increases in Adjusted EBITDA in 2014 and 2013 are primarily due to increased revenue as described above in “Wireless Segment Revenues.” This increases were partially offset by increased Cost of Goods Sold as described above in "Wireless Segment Cost of Goods Sold" and an increase in selling, general and administrative expense.

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

•
Business Services - we offer a full range of retail wireless, data, video and voice services to businesses, governmental entities, educational institutions and wholesale data and voice services to common carrier customers.

•
Managed Broadband – we offer Internet, data network and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

The components of Wireline segment revenue are as follows (amounts in thousands):

	2014	2013	2012	Percentage Change 2014 vs. 2013	Percentage Change 2013 vs. 2012
Consumer
Wireless	$30,998	28,031	26,416	11%	6%
Data	113,306	99,740	86,466	14%	15%
Video	111,175	111,368	115,306	—%	(3)%
Voice	32,535	35,666	41,169	(9)%	(13)%
Business Services
Wireless	2,749	2,872	2,881	(4)%	—%
Data	144,945	154,498	143,907	(6)%	7%
Video	33,259	15,171	12,842	119%	18%
Voice	45,010	50,273	48,262	(10)%	4%
Managed Broadband
Data	105,004	95,645	86,562	10%	10%
Voice	21,240	21,166	21,625	—%	(2)%
Total Wireline segment revenue	$640,221	614,430	585,436	4%	5%

Wireline segment Cost of Goods Sold and Adjusted EBITDA are as follows (amounts in thousands):

	2014	2013	2012	Percentage Change 2014 vs. 2013	Percentage Change 2013 vs. 2012
Wireline segment Cost of Goods Sold	$211,784	212,376	188,764	—%	13%
Wireline segment Adjusted EBITDA	$164,957	157,674	176,007	5%	(10)%

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Wireline segment follow:

	2014	2013	2012	Percentage Change 2014 vs. 2013	Percentage Change 2013 vs. 2012
Consumer
Data:
Cable modem subscribers[1]	119,100	115,300	115,600	3%	—%
Video:
Basic subscribers[2]	116,400	117,900	122,300	(1)%	(4)%
Digital programming tier subscribers[3]	63,800	67,500	72,500	(5)%	(7)%
HD/DVR converter boxes[4]	108,400	96,900	90,400	12%	7%
Homes passed	248,200	247,400	243,600	—%	2%
Video ARPU[5]	$79.29	$77.34	$77.98	3%	(1)%
Voice:
Total local access lines in service[6]	54,600	61,000	69,700	(10)%	(12)%
Business Services

Data:
Cable modem subscribers[1]	14,100	14,000	13,300	1%	5%
Voice:
Total local access lines in service[6]	47,400	48,800	51,600	(3)%	(5)%
Combined Consumer and Business Services
Multiple System Operator Operating Statistics
Customer relationships[7]	120,400	122,400	126,700	(2)%	(3)%
Revenue generating units[8]	330,200	334,100	343,900	(1)%	(3)%
Wireless
Consumer Lifeline wireless lines in service[9]	25,000	29,300	32,400	(15)%	(10)%
Consumer Non-Lifeline wireless lines in service[10]	106,400	93,600	90,600	14%	3%
Business Services Non-Lifeline wireless lines in service[10]	18,200	18,600	17,000	(2)%	9%
Total wireless lines in service	149,600	141,500	140,000	6%	1%
Wireless ARPU[11]	$49.97	$48.71	$45.47	3%	7%
Cable modem ARPU[12]	$78.87	$70.50	$64.10	12%	10%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in 2014, 2013, and 2012.
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
[11] Average monthly wireless revenues, excluding those from other wireless carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period ("Wireless ARPU"). Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment for 2014, 2013, and 2012.

[12] Applicable average monthly cable modem revenues divided by the average number of subscribers at the beginning and end of each month in 2014, 2013, and 2012.

Wireline Segment Revenues

Consumer
The increase in data revenue is primarily due to a $12.1 million or 14% and $12.2 million or 16% increase in cable modem revenue for 2014 and 2013, respectively, due to an increase in the average number of subscribers in 2014 and our subscribers’ selection of plans that offer higher speeds and higher usage limits in 2014 and 2013.

Business Services
Business Services data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.

The decrease in data revenue in 2014 is primarily due to a $14.1 million or 24% decrease in managed services project revenue due to a decrease in special project work. The decrease in 2014 is partially offset by a $4.6 million or 5% increase in data transport and storage revenue due to increased demand for increased capacity and data speeds. The increase in data revenue in 2013 is primarily due to a $10.2 million or 20% in managed services project revenue due to special project work.

The $18.1 million or 119% increase in video revenue in 2014 primarily results from an increase in advertising sales due to the election cycle and our acquisition of the television broadcast stations in the fourth quarter of 2013.

Managed Broadband
The increase in data revenue in 2014 and 2013 is primarily due to a $10.2 million or 11% and $12.3 million or 15% increase in monthly contract revenue in 2014 and 2013, respectively, due to new ConnectMD® and SchoolAccess® customers and increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers due to increased demand.

Wireline Segment Cost of Goods Sold

The individually significant items contributing to the 2014 and 2013 increases in Wireline segment Cost of Goods Sold include:

•
A 17% or $10.0 million and 10% or $5.3 million increase in video Cost of Goods Sold in 2014 and 2013, respectively, primarily due to the acquisition of the television broadcast stations in the fourth quarter of 2013 and increased rates paid to programmers,

•
A 28% or $10.8 million increase in managed services project Cost of Goods Sold for 2013 related to the increased special project work described above in “Wireline Segment Revenues – Business Services,"

•
A 11% or $2.7 million and 102% or $12.5 million increase in 2014 and 2013 wireless device Cost of Goods Sold, respectively, primarily due to an increase in the number of handsets sold and in 2013 a decrease in subsidies received from the Wireless segment for the purchase of wireless handsets. The increase in 2014 was partially off-set by an increase in the subsidy. Through the initial AWN transaction close the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. Subsequent to the transaction close and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements.

The increases are partially offset by the following individually significant items:

•
A 23% or $11.5 million decrease in managed services project Cost of Goods Sold for 2014 related to the decreased special project work described above in "Wireline Segment Revenues - Business Services," and

•	A 9% or $3.1 million decrease in voice Cost of Goods Sold for 2013 due to the continuing decrease in long distance and local service subscribers.

Wireline Segment Adjusted EBITDA
The increase in Adjusted EBITDA for 2014 is primarily due to an increase in revenues as described above in "Wireline Segment Revenues" partially offset by an increase in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" and selling, general and administrative expense. The decrease in Adjusted EBITDA for 2013 is primarily due to an increase in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" and selling, general and administrative expense partially offset by an increase in revenues as described above in "Wireline Segment Revenues."

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $22.6 million to $293.6 million for 2014 and $27.8 million to $271.1 million for 2013.  Individually significant items contributing to the increases include:

•	A $10.7 million and $9.1 million increase in labor costs for 2014 and 2013, respectively,

•	A $4.3 million increase in healthcare costs for 2014,

•	A $2.8 million increase in our company-wide success sharing bonus accrual for 2013,

•	A $2.3 million increase in contract labor related to non-capitalizable network projects for our ConnectMD® and SchoolAccess® customers for 2013,

•	A $2.5 million increase due to an increased usage of contract labor by our operating departments for 2013, and

•	$1.8 million in transaction costs in 2013 related to the AWN transaction that closed in 2013.

As a percentage of total revenues, selling, general and administrative expenses were 32%, 33%, and 34% of revenue for 2014, 2013, and 2012, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $23.0 million to $170.3 million and $16.8 million to $147.3 million in 2014 and 2013, respectively.  The increases in 2014 and 2013 are primarily due to new assets placed in service in those years partially offset by assets which became fully depreciated during those years. Additionally, we recorded an increase of $8.7 million and $8.8 million of depreciation and amortization expense in 2014 and 2013, respectively, for the assets acquired from ACS as part of the AWN transaction.

Other Expense, Net
Other expense, net of other income, increased $4.1 million to $74.3 million in 2014 and $2.4 million to $70.2 million in 2013. The increases in 2014 and 2013 are primarily due to increased interest expense attributable to increased borrowing on our Senior Credit Facility.

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

Income tax expense totaled $10.0 million, $11.0 million, and $12.1 million in 2014, 2013, and 2012, respectively. Our effective income tax rate was 14%, 26%, and 57% in 2014, 2013, and 2012, respectively. Our effective income tax rate decreased in 2014 and 2013 due to the inclusion of income attributable to the non-controlling interest in AWN in income before income tax expense as of the transaction close in July 2013.

At December 31, 2014, we have income tax net operating loss carryforwards of $320.3 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $132.0 million associated with income tax net operating losses that were generated from 2000 to 2014 and that expire from 2020 to 2034, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, 2013, and 2014 and that expire in 2024 through 2027, 2033, and 2034, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 43% to 48% in the year ending December 31, 2015. The effective rate is expected to increase due to the completion on February 2, 2015, of the transaction to purchase ACS' one-third ownership interest in AWN. Our effective income tax rate was lower in 2014 due to the inclusion of income attributable to the noncontrolling interest in AWN in income before income tax expense and the exclusion of income taxes on income attributable to the non-controlling interest in AWN.

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

As discussed in the General Overview section of this Item 2, on July 22, 2013, we closed the initial AWN transaction. Under the terms of the Wireless Agreement, we contributed our wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN.  As consideration for the contributed assets and liabilities, ACS received $100.0 million in cash from GCI, Inc., a one-third ownership percentage in AWN, and $50.0 million and $22.0 million in cash distributions in 2014 and 2013, respectively. We funded the purchase by borrowing $100.0 million under our Senior Credit Facility on July 17, 2013.

On February 2, 2015, we completed the Wireless Acquisition to purchase ACS' wireless subscriber base and its one-third ownership interest in AWN for $293.2 million, subject to possible post-closing adjustments. Following the close of the transaction, AWN is our wholly owned subsidiary and we are entitled to 100% of the future cash flows from AWN.

To fund the 2015 purchase from ACS, on February 2, 2015 GCI Holdings, Inc. entered into a Fourth Amended and Restated Credit and Guarantee Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, that included $275.0 million of a Term B Loan. The interest rate under the Term B Loan is LIBOR plus 3.75%, with a 1% LIBOR floor. The Term B Loan will mature on February 2, 2022 or December 3, 2020 if our Senior Notes due 2021 are not refinanced prior to such date.

In February 2014, the FCC announced our winning bids in the Tribal Mobility Fund I auction for a $41.4 million grant to partially fund expansion of our 3G wireless network, or better, to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements. We filed a long-form application with the FCC by their deadline and this form was approved in October 2014. We expect to receive one-third of the grant funds in the first half of 2015 and between $6.0 and $16.0 million in additional grant fund disbursements in 2015, depending on upgrades completed and test results submitted to and approved by the FCC.

We have entered into several financing arrangements under the NMTC program which have provided a total of $32.3 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  The project, called TERRA-NW, connects to our TERRA-Southwest network and provides a high capacity backbone connection from the served communities to the Internet.  We began construction on TERRA-NW in 2012 and all phases of construction were complete as of December 31, 2014.  We have used the entire $32.3 million of NMTC Restricted Cash to fund TERRA-NW capital expenditures.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2014 and 2013, are summarized as follows (amounts in thousands):

	2014	2013
Operating activities	$258,203	159,634
Investing activities	(202,140)	(266,351)
Financing activities	(85,632)	131,103
Net increase (decrease) in cash and cash equivalents	$(29,569)	24,386

Operating Activities
The increase in cash flows provided by operating activities from 2013 to 2014 is due to an increase in net income and a decrease in accounts receivable due to the timing of receipt of payments.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures and in 2013 $100.0 million to purchase wireless network assets from ACS as part of the close of the 2013 AWN transaction.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $176.1 million and $180.6 million during 2014 and 2013, respectively.  Our cash capital expenditures decreased in 2014 primarily due to the timing of payments to vendors.  Depending on available opportunities and the amount of cash flow we generate during 2015, we expect our 2015 core capital expenditures to total approximately $170.0 million.

Financing Activities
Net cash used by financing activities in 2014 consists primarily of payments to ACS for preferential cash distributions, repayment of Rural Utilities Service debt, and repurchases of GCI's common stock. Our borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase GCI's common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
Our Senior Credit Facility includes a $240.0 million term loan and a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. We had $240.0 million outstanding under the term loan at December 31, 2014. Under the revolving portion of the Senior Credit Facility we have borrowed $39.0 million and have $22.5 million of letters of credit outstanding, which leaves $88.5 million available for borrowing as of December 31, 2014.  A total of $279.0 million is outstanding as of December 31, 2014.

Debt Covenants
We are subject to covenants and restrictions applicable to our $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021 (“2021 Notes”), our $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019 ("2019 Notes"), Senior Credit Facility, and Wells Fargo note payable.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, GCI is currently authorized to make up to $122.2 million of repurchases as of December 31, 2014.  GCI is authorized to increase its repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During 2014 we repurchased, on GCI's behalf, 0.4 million shares of GCI common stock under the stock buyback program at a cost of $4.2 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of Securities Exchange Act of 1934 Rule 10b-18.

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with certain known contractual obligations as of December 31, 2014 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Long-term debt	$1,313,796	2,679	6,634	710,590	593,893
Interest on long-term debt	434,291	73,247	154,975	147,383	58,686
Capital lease obligations, including interest	100,429	13,444	26,887	26,890	33,208
Operating lease commitments	207,126	38,830	61,664	42,823	63,809
Purchase obligations	51,626	51,626	—	—	—
Total contractual obligations	$2,107,268	179,826	250,160	927,686	749,596

Long-term debt listed in the table above includes principal payments on our 2019 and 2021 Notes, Senior Credit Facility including the Term B Loan that was signed on February 2, 2015, and the Wells Fargo note payable.  Interest on the amount outstanding under our Senior Credit Facility is based on variable rates.  We used the current rate paid on our Senior Credit Facility to estimate our future interest payments except that we used 4.75% to estimate our future interest payments on the Term B Loan. Our 2019 Notes require semi-annual interest payments of $18.3 million through November 2019 and our 2021 Notes require semi-annual interest payments of $11.0 million through June 2021.  For a discussion of our 2019 and 2021 Notes, and Senior Credit Facility see note 6 in the accompanying “Notes to Consolidated Financial Statements.”

Capital lease obligations include our obligation to lease transponder capacity on Galaxy 18.  For a discussion of our capital and operating leases, see note 13 in the accompanying “Notes to Consolidated Financial Statements.” We amended our transponder capacity lease agreement with Intelsat in October 2013 to lease additional transponder capacity on Intelsat's Galaxy 18 spacecraft and, as a result, on January 1, 2014 we increased our existing capital lease asset and liability by $9.4 million.

Purchase obligations include cancelable open purchase orders for goods and services for capital projects and normal operations totaling $51.6 million which are not included in our Consolidated Balance Sheets at December 31, 2014, because the goods had not been received or the services had not been performed at December 31, 2014.

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

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

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

Those policies and estimates considered to be critical for the year ended December 31, 2014 are described below.

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

Impairment and Useful Lives of Intangible Assets
We had $510.6 million of indefinite-lived intangible assets at December 31, 2014, consisting of goodwill of $229.6 million, cable certificates of $191.6 million, wireless licenses of $86.3 million, and broadcast licenses of $3.1 million.  Our indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the assets might be impaired.

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

Our broadcast licenses are from the FCC and give us the right to broadcast television stations within a certain geographical area. We used a hypothetical build-up method to value our broadcast licenses.

The direct discounted cash flow, hypothetical build-up, and income approach valuation methods require us to make estimates and assumptions including projected cash flows, discount rate, customer churn, and customer behaviors and attrition.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such impairment charge.  Fair value estimates are made at a specific point in time, based on relevant information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Events and factors that may be out of our control that could affect the estimates include such things as competitive forces, customer behaviors, change in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions.  We may also record impairments in the future if there are changes in long term market conditions, expected future operating results, or laws and regulations that may prevent us from recovering the carrying value of our indefinite-lived intangible assets .

We have allocated all of the goodwill to our reporting units and based on our annual impairment test as of October 31, 2014, the fair value of each reporting unit exceeded the book value by a range between 25% and 26%, which we believe is a large margin.  We believe none of our reporting units were close to failing step one of the goodwill impairment test.

Based on our annual impairment test as of October 31, 2014, the fair value of our cable certificates exceeded the book value by 94% and $179.4 million, which we believe is a large margin.  The fair value of our wireless licenses exceeded the book value by 11% and $9.7 million as of October 31, 2014, which we believe is a large margin.

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  We have recorded deferred tax assets of $132.0 million associated with income tax net operating losses that were generated from 2000 to 2014, and that primarily expire from 2020 to 2034, and with charitable contributions that were converted to net operating losses in 2004 to 2007, 2013, and 2014 and that expire in 2024 to 2027, 2033, and 2034, respectively.  We have recorded deferred tax assets of $1.7 million associated with alternative minimum tax credits that do not expire.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets.  We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2014, based on management’s belief that future reversals of existing temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards will, more likely than not, be sufficient to realize the benefit of these assets over time.  In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under our Senior Credit Facility bear interest at LIBOR plus 2.75% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility).  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of December 31, 2014, we have borrowed $288.8 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $2.9 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 43. Our supplementary data is filed under Item 7, beginning on page 27.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting," our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2014, as a result of the material weakness described below.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 2013.

Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2014, we did not maintain effective internal control over financial reporting due to a material weakness associated with inadequately designed internal controls in our financial reporting process related to the calculation of our income tax expense during all quarters in 2014. See note 14, Selected Quarterly Financial Data (Unaudited), included in Part IV of this annual report on Form 10-K for further discussion of this immaterial error correction.

Management's Plan for Remediation of Material Weakness
In the first quarter of 2015 we will remediate our inadequately designed internal controls in our financial reporting process related to the calculation of our income tax expense. We will strengthen the design and operation of our controls over the initial calculation and the review and approval of the calculation. We will reinforce to staff responsible that a heightened sense of awareness is needed during the initial preparation, as well as to any subsequent changes, and during analysis of the result.  Changes to the process will be documented to ensure consistent application.

Changes in Internal Control Over Financial Reporting
On July 22, 2013, we closed the transactions under the Wireless Agreement entered into on June 4, 2012, pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN. In 2014 we implemented AWN's internal control over financial reporting associated with the provision of wholesale services to ACS.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
None.

Part III

Items 10, 11, 12, 13, and 14 are omitted per General Instruction l(1)(a) and (b) of Form 10-K.
Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(1) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets, December 31, 2014 and 2013	45

Consolidated Income Statements, years ended December 31, 2014, 2013 and 2012	47

Consolidated Statements of Stockholder's Equity, years ended December 31, 2014, 2013 and 2012	48

Consolidated Statements of Cash Flows, years ended December 31, 2014, 2013 and 2012	49

Notes to Consolidated Financial Statements	50

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	81

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder
GCI, Inc.

We have audited the accompanying consolidated balance sheets of GCI, Inc. (an Alaska corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GCI, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Anchorage, Alaska
March 5, 2015

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$15,402	44,971

Receivables (including $27,944 and $28,029 from a related party at December 31, 2014 and 2013, respectively)	212,441	228,372
Less allowance for doubtful receivables	4,542	2,346
Net receivables	207,899	226,026

Deferred income taxes	56,120	39,753
Inventories	17,032	10,347
Prepaid expenses	12,179	7,725
Other current assets	153	230
Total current assets	308,785	329,052

Property and equipment in service, net of depreciation	1,013,242	969,578
Construction in progress	99,240	87,476
Net property and equipment	1,112,482	1,057,054
Goodwill	229,560	219,041
Cable certificates	191,635	191,635
Wireless licenses	86,347	91,400
Other intangible assets, net of amortization	66,015	71,435
Deferred loan and senior notes costs, net of amortization of $8,644 and $6,545 at December 31, 2014 and 2013, respectively	10,949	12,129
Other assets	52,725	40,061
Total other assets	637,231	625,701
Total assets	$2,058,498	2,011,807

See accompanying notes to consolidated financial statements.

Continued

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2014	2013
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$8,722	9,301
Accounts payable (including $7,447 and $11,221 to a related party at December 31, 2014 and 2013, respectively)	76,918	65,095
Accrued payroll and payroll related obligations	32,803	29,855
Deferred revenue	29,314	27,586
Accrued liabilities	14,457	14,359
Accrued interest	6,654	7,088
Subscriber deposits	1,212	1,326
Total current liabilities	170,080	154,610

Long-term debt, net	1,036,056	1,045,144
Obligations under capital leases, excluding current maturities	66,499	66,261
Obligation under capital lease due to related party, excluding current maturity	1,857	1,880
Deferred income taxes	187,872	161,476
Long-term deferred revenue	85,734	88,259
Other liabilities	43,178	36,823
Total liabilities	1,591,276	1,554,453

Commitments and contingencies
Stockholder's equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares at December 31, 2014 and 2013	206,622	206,622
Paid-in capital	88,802	79,297
Retained deficit	(128,068)	(128,775)
Total GCI, Inc. stockholder's equity	167,356	157,144
Non-controlling interests	299,866	300,210
Total stockholder's equity	467,222	457,354
Total liabilities and stockholder's equity	$2,058,498	2,011,807

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(Amounts in thousands)	2014	2013	2012
Revenues:
Non-related party	$850,656	782,971	710,181
Related party	59,542	28,677	—
Total revenues	910,198	811,648	710,181

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	291,770	275,701	247,501
Related party	10,934	4,761	—
Total cost of goods sold	302,704	280,462	247,501

Selling, general and administrative expenses
Non-related party	289,674	268,026	241,079
Related party	3,973	3,039	2,169
Total selling, general and administrative expenses	293,647	271,065	243,248

Depreciation and amortization expense	170,285	147,259	130,452
Operating income	143,562	112,862	88,980

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(72,496)	(69,725)	(67,747)
Other	(1,793)	(453)	17
Other expense, net	(74,289)	(70,178)	(67,730)
Income before income tax expense	69,273	42,684	21,250
Income tax expense	(10,029)	(10,957)	(12,088)

Net income	59,244	31,727	9,162
Net income (loss) attributable to non-controlling interests	51,687	22,321	(511)
Net income attributable to GCI, Inc.	$7,557	9,406	9,673

See accompanying notes to consolidated financial statements.

 GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Amounts in thousands)	Class A Common Stock	Paid-in Capital	Retained Deficit	Non- controlling Interests	Total Stockholder's Equity
Balances at January 1, 2012	$206,622	61,841	(112,781)	16,308	171,990
Net income (loss)	—	—	9,673	(511)	9,162
Distribution to General Communication, Inc.	—	—	(17,701)	—	(17,701)
Contribution from General Communication, Inc.	—	5,652	—	—	5,652
Investment by non-controlling interest	—	—	—	16,461	16,461
Other	—	—	(34)	—	(34)
Balances at December 31, 2012	206,622	67,493	(120,843)	32,258	185,530
Net income	—	—	9,406	22,321	31,727
Distribution to General Communication, Inc.	—	—	(17,338)	—	(17,338)
Contribution from General Communication, Inc.	—	11,804	—	—	11,804
Investment by non-controlling interest	—	—	—	267,642	267,642
Distribution to non-controlling interest	—	—	—	(22,011)	(22,011)
Balances at December 31, 2013	206,622	79,297	(128,775)	300,210	457,354
Net income	—	—	7,557	51,687	59,244
Distribution to General Communication, Inc.	—	—	(6,850)	—	(6,850)
Contribution from General Communication, Inc.	—	9,505	—	—	9,505
Distribution to non-controlling interest	—	—	—	(50,000)	(50,000)
Adjustment to investment by non-controlling interest	—	—	—	(2,131)	(2,131)
Other	—	—	—	100	100
Balances at December 31, 2014	$206,622	88,802	(128,068)	299,866	467,222

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Amounts in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$59,244	31,727	9,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	170,285	147,259	130,452
Share-based compensation expense	8,392	6,638	5,040
Deferred income tax expense	10,029	10,957	12,088
Other noncash income and expense items	9,933	5,231	6,644
Change in operating assets and liabilities	320	(42,178)	(10,610)
Net cash provided by operating activities	258,203	159,634	152,776
Cash flows from investing activities:
Purchases of property and equipment	(176,109)	(180,554)	(146,038)
Purchase of equity investments	(25,735)	—	—
Purchases of other assets and intangible assets	(11,018)	(6,027)	(6,152)
Proceeds from the sale of equity investments	6,180	—	—
Restricted cash	5,871	23,997	(25,244)
Purchase of businesses, net of cash received	(2,514)	(107,600)	(1,874)
Grant proceeds	1,136	2,405	10,403
Other	49	1,428	—
Net cash used in investing activities	(202,140)	(266,351)	(168,905)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(118,585)	(98,152)	(64,540)
Borrowing on Senior Credit Facility	89,000	261,000	70,000
Distribution to non-controlling interest	(50,000)	(17,845)	—
Net distribution to General Communication, Inc.	(6,384)	(12,680)	(17,666)
Borrowing of other long-term debt	421	1,770	4,729
Payment of debt issuance costs	(84)	(2,990)	—
Investment by non-controlling interests	—	—	16,461
Net cash provided by (used by) financing activities	(85,632)	131,103	8,984
Net increase (decrease) in cash and cash equivalents	(29,569)	24,386	(7,145)
Cash and cash equivalents at beginning of period	44,971	20,585	27,730
Cash and cash equivalents at end of period	$15,402	44,971	20,585

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

Under the terms of the Wireless Agreement, we contributed our wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN. As consideration for the contributed business assets and liabilities, ACS received $100.0 million in cash from GCI, a one-third ownership interest in AWN and entitlements to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations ("Preference Period") contingent on the future cash flows of AWN. The preferential cash distribution is cumulative and may be paid beyond the Preference Period until the entire $190.0 million is paid. We expect ACS's preferential cash distributions to be higher than that which they would receive from their one-third interest. We received a two-third ownership interest in AWN, as well as entitlements to receive all remaining cash distributions after ACS’s preferential cash distributions during the Preference Period. The distributions to each member are subject to adjustment based on the number of ACS and GCI wireless subscribers, with the aggregate adjustment capped at $21.8 million for each member over the Preference Period. Following the Preference Period, we and ACS will receive distributions proportional to our ownership interests.

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

The following table summarizes the final purchase price and the estimated fair value of ACS’s assets acquired and liabilities assumed, effective July 23, 2013 (amounts in thousands):

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

We modified the initial preliminary AWN purchase price allocation during 2014 as noted in the table above due to additional information received from ACS related to the allocation of ACS' network contributed to AWN that impacted the estimated fair value.

Goodwill in the amount of $148.9 million was recorded as a result of the acquisition and assigned to our Wireless segment. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is primarily the result of synergies expected from the combination. Other assets is primarily comprised of future capacity receivable.

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

(e)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

(f)	Regulatory Accounting
We account for the regulated operations of our incumbent local exchange carrier in accordance with the accounting principles for regulated enterprises.  This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.  Accordingly, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.  Our cost studies and depreciation rates for our regulated operations are subject to periodic audits that could result in a change to recorded revenues.

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

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(j)	Inventories
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
Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments at inception of the lease. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2014, that management intends to place in service during 2015.

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

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new accounting basis.  Impairment testing of our cable certificate and wireless license assets as of October 31, 2014 and 2013, used a direct discounted cash flow method.  Impairment testing of our broadcast license assets as of October 31, 2014 used a direct discounted cash flow method. We did not perform an impairment test on our broadcast license assets during 2013 since we acquired them in November 2013 when we acquired the television stations pursuant to the Media Agreements. This approach requires us to make estimates and assumptions including projected cash flows and discount rates.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such impairment charge.

Our goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  In our annual test of goodwill, we are allowed to use Step Zero to determine whether it is more likely than not that goodwill is impaired.  We chose not to apply Step Zero and chose to test for goodwill impairment using the traditional quantitative two-step process.  The first step of the quantitative goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount.  To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this assessment, our reporting units are the same as our two reportable segments. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  We use an income approach to determine the fair value of our reporting units for purposes of our goodwill impairment test.  In addition, a market-based approach is used where possible to corroborate the fair values determined by the income approach.  The income approach requires us to make estimates and assumptions including projected cash flows and discount rates.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such impairment charge.

We completed our annual review and no impairment charge was recorded for the years ended December 31, 2014, 2013 and 2012.

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
Other Assets primarily include future capacity receivable, broadcast licenses, equity investments that are accounted for using the equity or cost method, restricted cash, long-term deposits, prepayments, and non-trade accounts receivable.

Under the terms of the Wireless Agreement, we acquired from ACS the rights to use additional network capacity which we may draw down in the future. The applicable portion of the future capacity receivable asset will be reclassified to the rights to use capacity asset when the capacity is placed in service and amortized using the straight-line method over the remaining 20 year period.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(p)	Investments
We hold investments in equity method and cost method investees. Investments in equity method investees are those for which we have the ability to exercise significant influence but do not control and are not the primary beneficiary. Significant influence typically exists if we have a 20% to 50% ownership interest in the venture unless persuasive evidence to the contrary exists. Under this method of accounting, we record our proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. Investments in entities in which we have no control or significant influence are accounted for under the cost method.

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. We recorded no impairment charges to equity method or cost method investments for the years ended December 31, 2014, 2013 and 2012.

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

The majority of our asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property.  Following is a reconciliation of the beginning and ending aggregate carrying amounts of our liability for asset retirement obligations (amounts in thousands):

Balance at December 31, 2012	$16,280
Liability incurred	5,292
Additions upon the close of AWN	5,218
Accretion expense	77
Liability settled	(65)
Balance at December 31, 2013	26,802
Liability incurred	4,268
Accretion expense	1,249
Revision in estimate	(355)
Liability settled	(24)
Balance at December 31 2014	$31,940

During the years ended December 31, 2014 and 2013, we recorded additional capitalized costs of $4.3 million and $10.5 million, respectively, in Property and Equipment in Service, Net of Depreciation.

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

•
Video service package fees, local access and Internet service plan fees, and data network revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

•
Certain of our wireless services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from wireless service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of wireless handsets and accessories are recognized when the amount is known and title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

•
The majority of our equipment sale transactions involve the sale of communications equipment with no other services involved. Such equipment is subject to standard manufacturer warranties and we do not manufacture any of the equipment we sell. In such instances, the customer takes title to the equipment generally upon delivery. We recognize revenue for such transactions when title passes to the customer and the revenue is earned and realizable. On certain occasions we enter into agreements to sell and satisfactorily install or integrate telecommunications equipment for a fixed fee. Customers may have refund rights if the installed equipment does not meet certain performance criteria. We defer revenue recognition until we have received customer acceptance per the contract or agreement, and all other required revenue recognition elements have been achieved. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements,

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

•	We pay cash incentives to ACS when wireless handsets are sold to their retail wireless customers and this incentive is recorded as an offset to revenue, and

•	Other revenues are recognized when the service is provided.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

As an Eligible Telecommunications Carrier ("ETC"), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high cost areas. In November 2011, the FCC published a final rule that segregated the support methodology for Remote and Urban areas in Alaska.

Remote High Cost Support
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

Additionally, the FCC determined that Remote support will continue to be based on line counts (subject to the Statewide Support Cap) until the last full month prior to the implementation of a successor funding mechanism. A further rulemaking to consider successor funding mechanisms is underway.

Urban High Cost Support
Urban high cost support payments are frozen at the monthly average of the subject CETC’s 2011 annual support and are not dependent upon line counts. A 20% annual phase down commenced July 1, 2012.
The phase down has been capped at 60% and the subject CETCs will continue to receive annual support payments at the 60% level until a successor funding mechanism is implemented. A further rulemaking to consider successor funding mechanisms is underway and once a new funding mechanism is in place the phase down will restart the annual 20% decrease until no support is paid.

We apply the proportional performance revenue recognition method to account for the impact of the declining payments while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Urban high cost support payments from October 2011 through July 2017 net of our Urban accounts receivable balance at September 30, 2011. An equal amount of this result is recognized as Urban support revenue each period.

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

We recorded high cost support revenue under the USF program of $66.7 million, $55.6 million and 42.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  At December 31, 2014, we have $47.0 million in high cost accounts receivable.

(s)	Advertising Expense
We expense advertising costs in the period during which the first advertisement appears. Advertising expenses were $5.7 million, $5.2 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(t)	Leases
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
Material interest costs incurred during the construction period of non-software capital projects are capitalized.  Interest costs incurred during the development period of a software capital project are capitalized.  Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest costs of $3.6 million, $4.6 million and $2.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.

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
Total comprehensive income was equal to net income during the years ended December 31, 2014, 2013 and 2012.

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
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments. December 31, 2014, and 2013, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments and the balances were in excess of Federal Deposit Insurance Corporation insured limits.

We have one major customer for the year ended December 31, 2014, see Note 10, “Industry Segment Data” of this Form 10-K.  Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska.

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

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(ac)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Income Statements.  The following are certain surcharges reported on a gross basis in our Consolidated Income Statements (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Surcharges reported gross	$4,252	4,644	5,401

(ad)	Reclassifications
Reclassifications have been made to the prior years' consolidated financial states to conform to classifications used in the current year.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Year ended December 31,	2014	2013	2012
(Increase) decrease in accounts receivable, net	$15,357	(68,360)	(9,386)
(Increase) decrease in prepaid expenses	(4,454)	672	(350)
(Increase) decrease in inventories	(6,631)	1,751	(4,576)
Decrease in other current assets	88	1,448	1,953
(Increase) decrease in other assets	(878)	(1,459)	1,236
Increase (decrease) in accounts payable	(4,648)	15,334	3,085
Increase in deferred revenues	1,728	2,368	3,215
Increase (decrease) in accrued payroll and payroll related obligations	2,997	10,263	(2,750)
Increase (decrease) in accrued liabilities	(242)	(883)	3,043
Increase (decrease) in accrued interest	(434)	302	106
Increase (decrease) in subscriber deposits	(114)	(40)	116
Decrease in long-term deferred revenue	(4,163)	(3,554)	(5,001)
Increase (decrease) in components of other long-term liabilities	1,714	(20)	(1,301)
Total change in operating assets and liabilities	$320	(42,178)	(10,610)

The following items are for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

Net cash paid or received:	2014	2013	2012
Interest paid, net of amounts capitalized	$74,618	71,749	69,083

The following items are non-cash investing and financing activities for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	2014	2013	2012
Non-cash additions for purchases of property and equipment	$42,958	17,230	9,010
Capital lease obligation incurred	$9,386	—	—
Asset retirement obligation additions to property and equipment	$4,268	5,292	660
Accrued distribution to non-controlling interest	$4,167	4,167	—
Deferred compensation distribution denominated in shares	$617	621	511
Net assets acquired with equity in AWN (see Note 1(d))	$—	267,642	—

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(3)	Receivables and Allowance for Doubtful Receivables
Receivables consist of the following at December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Trade	$209,811	225,689
Employee	801	1,037
Other	1,829	1,646
Total receivables	$212,441	228,372

As described in Note 1(r), Revenue Recognition, we receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 19%, 18%, and 18% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively.  We had USF net receivables of $109.6 million and $124.3 million at December 31, 2014 and 2013, respectively.

Changes in the allowance for doubtful receivables during the years ended December 31, 2014, 2013 and 2012 are summarized below (amounts in thousands):

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2014	$2,346	3,994	—	1,798	4,542
December 31, 2013	$3,215	2,370	(446)	2,793	2,346
December 31, 2012	$5,796	3,649	(2,261)	3,969	3,215

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

(4)	Net Property and Equipment in Service
Net property and equipment in service consists of the following at December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Land and buildings	$100,038	69,984
Telephony transmission equipment and distribution facilities	1,189,470	1,085,963
Cable transmission equipment and distribution facilities	193,832	177,410
Studio equipment	14,396	12,680
Support equipment and systems	270,629	245,301
Transportation equipment	15,667	13,619
Customer premise equipment	153,039	149,372
Fiber optic cable systems	305,200	299,525
	2,242,271	2,053,854
Less accumulated depreciation	1,178,982	1,042,724
Less accumulated amortization	50,047	41,552
Net property and equipment in service	$1,013,242	969,578

Property and equipment under capital leases	$112,495	104,251

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(5)	Intangible Assets and Goodwill
As of October 31, 2014, cable certificates, wireless licenses, broadcast licenses and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2014.  The remaining useful lives of our cable certificates, wireless licenses, broadcast licenses and goodwill were evaluated as of October 31, 2014, and events and circumstances continue to support an indefinite useful life.  There are no indicators of impairment of our intangible assets subject to amortization as of December 31, 2014.

Other Intangible Assets subject to amortization include the following at December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Software license fees	$52,683	41,804
Rights to use	48,283	55,407
Customer relationships	3,226	3,036
Right-of-way	783	783
	104,975	101,030
Less accumulated amortization	38,960	29,595
Net other intangible assets	$66,015	71,435

Under the terms of the Wireless Agreement, we acquired from ACS rights to use capacity on its network and the associated maintenance on this network capacity for 20 years.

Changes in Goodwill and Other Intangible Assets are as follows (amounts in thousands):

	Goodwill	Other Intangible Assets
Balance at December 31, 2012	$77,294	16,560
Goodwill addition from AWN acquisition - Wireless Segment	140,080	—
Goodwill addition from Denali Media acquisitions - Wireline Segment	1,667	—
Asset additions	—	61,919
Less amortization expense	—	7,044
Balance at December 31, 2013	219,041	71,435
AWN purchase price adjustment - Wireless Segment	8,866	(7,298)
Goodwill addition from acquisitions - Wireline Segment	1,653	—
Asset additions	—	11,593
Less amortization expense	—	9,715
Balance at December 31, 2014	$229,560	66,015

Amortization expense for amortizable intangible assets for the years ended December 31, 2014, 2013 and 2012 follow (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Amortization expense	$9,715	7,044	5,227

Amortized intangible assets are definite-life assets, and as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets. Intangible assets that have finite useful lives are amortized over their useful lives using the straight-line method with a weighted-average life of 15.3 years.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2015	$9,261
2016	$7,468
2017	$5,227
2018	$3,730
2019	$2,890

(6)	Long-Term Debt
Long-term debt consists of the following at December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
2021 Notes (a)	$325,000	325,000
2019 Notes (b)	425,000	425,000
Senior Credit Facility (c)	279,000	261,000
Wells Fargo note payable (d)	9,767	—
Rural Utilities Service ("RUS") debt (e)	29	39,425
Debt	1,038,796	1,050,425
Less unamortized discount paid on the 2019 Notes	2,118	2,445
Less current portion of long-term debt	622	2,836
Long-term debt, net	$1,036,056	1,045,144

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

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

We were in compliance with all 2021 Notes loan covenants at December 31, 2014.

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

The 2019 Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices (expressed as percentages of principle amount), plus accrued and unpaid interest (if any) to the date of redemption:

If redeemed during the twelve month period commencing November 15 of the year indicated:	Redemption Price
2014	104.313%
2015	103.000%
2016	101.438%
2017 and thereafter	100.000%

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

We were in compliance with all 2019 Notes loan covenants at December 31, 2014.

(c)
GCI Holdings, Inc. ("GCI Holdings"), our wholly owned subsidiary, has a credit facility with Credit Agricole Corporate and Investment Bank, as administrative agent ("Senior Credit Facility"). The Senior Credit Facility provides up to $240.0 million in delayed draw term loans and a $150.0 million revolving credit facility.

The interest rate on our Senior Credit Facility is London Interbank Offered Rate (“LIBOR”) plus the following Applicable Margin set forth opposite each applicable Total Leverage Ratio below.

Total Leverage Ratio (as defined)	Applicable Margin
>=5.5	3.00%
>=5.0 but <5.5	2.75%
>=4.5 but <5.0	2.50%
>=4.0 but <4.5	2.25%
<4.0	2.00%

Borrowings under the Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness.  Our Senior Credit Facility Total Leverage Ratio (as defined) may not exceed 5.95 to one; the Senior Leverage Ratio (as defined) may not exceed 3.00 to one; and our Interest Coverage Ratio (as defined) must not be less than 2.50 to one at any time.

The terms of the Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Senior Credit Facility. The obligations under the Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI Holdings, Inc. and the subsidiary guarantors, as defined in the Senior Credit Facility, and on the stock of GCI Holdings, Inc.

On April 30, 2013, we modified our then existing Senior Credit Facility resulting in a $0.1 million write-off of previously deferred loan fees on our Consolidated Income Statement for the year ended December 31, 2013.  Net deferred loan fees of $0.7 million associated with the portion of our previous Senior Credit Facility that was determined not to have been substantially modified are being amortized over the life of the Senior Credit Facility.

In connection with the current Senior Credit Facility, we paid loan fees and other expenses of $0.4 million that were expensed immediately on our Consolidated Income Statement for the year ended December 31, 2013 and $3.0 million that were deferred and are being amortized over the life of the Senior Credit Facility.

We have borrowed $240.0 million under the delayed draw term loan, $39.0 million under the revolving portion and have $22.5 million of letters of credit outstanding under the Senior Credit Facility at December 31, 2014, which leaves $88.5 million available for borrowing as of December 31, 2014.

(d)
GCI Holdings, entered into a $10.0 million loan agreement with Wells Fargo Bank on June 30, 2014 to finance the purchase of a building.  The note matures on July 15, 2029 and is due in monthly installments of principal and interest.  The interest rate is variable at one month LIBOR plus 2.25%.

The note is subject to similar affirmative and negative covenants as our Senior Credit Facility. The obligations under the note are secured by a security interest and lien on the purchased building. In connection with the note issuance, we paid loan fees of $0.1 million that were deferred and are being amortized over the life of the note.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(e)
UUI, our wholly owned subsidiary, has entered into various loans with the RUS.  The long-term debt was due in monthly installments of principal based on a fixed rate amortization schedule.  The interest rates on the various loans to which this debt relates ranged from 2.4% to 4.5%.  Substantially all of the assets of UUI were pledged as collateral for the amounts due to RUS. We repaid substantially all amounts owed to the RUS in 2014.

Maturities of long-term debt as of December 31, 2014 are as follows (amounts in thousands):

Years ending December 31,
2015	$622
2016	604
2017	619
2018	279,635
2019	425,651
2020 and thereafter	331,665
Total debt	1,038,796
Less unamortized discount paid on 2019 Notes	2,118
Less current portion of long-term debt	622
Long-term debt, net	$1,036,056

(7)	Income Taxes
Total income tax expense of $10.0 million, $11.0 million and $12.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, was allocated to income in each year. Income tax expense consists of the following (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Deferred tax expense:
Federal taxes	$9,081	9,267	10,318
State taxes	948	1,690	1,770
	$10,029	10,957	12,088

Total income tax expense differed from the “expected” income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
“Expected” statutory tax expense	$24,246	14,939	7,437
Impact of non-controlling interest attributable to non-tax paying entity	(18,255)	(7,977)	—
State income taxes, net of federal expense	948	1,690	1,770
Income tax effect of nondeductible entertainment expenses	1,125	1,045	777
Income tax effect of nondeductible lobbying expenses	425	369	298
Income tax effect of nondeductible officer compensation	1,351	824	1,718
Other, net	189	67	88
	$10,029	10,957	12,088

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2014 and 2013 are summarized below (amounts in thousands):

	2014	2013
Current deferred tax assets, net of current deferred tax liability:
Net operating loss carryforwards	$44,250	30,344
Compensated absences, accrued for financial reporting purposes	3,117	2,956
Workers compensation and self-insurance health reserves, principally due to accrual for financial reporting purposes	2,043	1,688
Accounts receivable, principally due to allowance for doubtful receivables	2,585	1,154
Deferred revenue for financial reporting purposes	2,525	2,673
Other	1,600	938
Total current deferred tax assets	$56,120	39,753
Long-term deferred tax assets:
Net operating loss carryforwards	$87,688	90,589
Deferred revenue for financial reporting purposes	33,552	35,506
Alternative minimum tax credits	1,735	1,895
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	1,374	2,556
Asset retirement obligations in excess of amounts recognized for tax purposes	6,660	4,930
Share-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	1,458	1,860
Other	4,266	4,335
Total long-term deferred tax assets	136,733	141,671
Long-term deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	231,109	212,719
Intangible assets	48,768	49,761
Flow-through entity deferred tax items	44,728	40,667
Total long-term deferred tax liabilities	324,605	303,147
Net long-term deferred tax liabilities	$187,872	161,476

At December 31, 2014, we have tax net operating loss carryforwards of $320.3 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.  Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands):

Years ending December 31,	Federal	State
2020	$34,958	34,301
2021	29,614	28,987
2022	14,081	13,788
2023	3,968	3,903
2024	722	—
2025	737	—
2026	150	—
2027	1,010	—
2028	39,879	39,715
2029	48,370	47,558
2031	110,933	109,376
2033	5,031	4,927
2034	30,797	29,946
Total tax net operating loss carryforwards	$320,250	312,501

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

We file federal income tax returns in the U.S. and in various state jurisdictions. We are not subject to U.S. or state tax examinations by tax authorities for years 2010 and earlier except that certain U.S. federal income tax returns for years after 1998 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  We did not have any unrecognized tax benefits as of December 31, 2014, 2013 and 2012, and accordingly, we did not recognize any interest expense.  Additionally, we recorded no penalties during the years ended December 31, 2014, 2013 and 2012.

We did not record any excess tax benefit generated from stock options exercised during the years ended December 31, 2014, 2013 and 2012, since we are in a net operating loss carryforward position and the income tax deduction will not yet reduce income taxes payable.  The cumulative excess tax benefits generated for stock options exercised that have not been recognized is $3.5 million at December 31, 2014.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(8)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2014 and 2013, the fair values of cash and cash equivalents, net receivables, inventories, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at December 31, 2014 and 2013 follow (amounts in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,036,678	1,055,952	1,047,980	1,058,431

The following methods and assumptions were used to estimate fair values:

Current and long-term debt:  The fair values of the 2021 Notes and the 2019 Notes are based upon quoted market prices for the same or similar issues (Level 2). The fair value of our RUS debt is based on the current rates offered to us for the same remaining maturities (Level 3). The fair value of our Senior Credit Facility and Wells Fargo note payable are estimated to approximate their carrying value because the instruments are subject to variable interest rates (Level 2).

Fair Value Measurements
Assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2014 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$2,068	—	—
Total assets at fair value	$2,068	—	—

December 31, 2013 Assets
Deferred compensation plan assets (mutual funds)	$2,183	—	—
Total assets at fair value	$2,183	—	—

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

(9)	Stockholder's Equity

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

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares of GCI Class A common stock are issued when stock option agreements are exercised or restricted stock awards are granted.  We have 2.4 million shares available for grant under the Stock Option Plan at December 31, 2014.

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

A summary of option activity under the Stock Option Plan as of December 31, 2014 and changes during the year then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	620	$7.74
Exercised	(50)	$9.09
Forfeited	(250)	$8.40
Expired	(12)	$10.69
Outstanding at December 31, 2014	308	$6.86	4.1 years	$2,125
Exercisable at December 31, 2014	305	$6.88	4.1 years	$2,097

The total fair value of options vesting during the years ended December 31, 2014, 2013 and 2012, was $50,000, $78,000 and $560,000, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the years ended December 31, 2014, 2013 and 2012, were $0.1 million, $0.2 million and $1.3 million, respectively. We received $0.5 million, $0.6 million and $2.1 million in cash from stock option exercises in the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of nonvested restricted stock award activity under the Stock Option Plan for the year ended December 31, 2014, follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	1,209	$8.60
Granted	1,267	$10.04
Vested	(711)	$9.89
Forfeited	(21)	$9.05
Nonvested at December 31, 2014	1,744	$9.11

The weighted average grant date fair value of awards granted during the years ended December 31, 2014, 2013 and 2012, were $10.04, $8.30 and $9.23, respectively. We have recorded share-based compensation

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

expense of $8.4 million, $6.6 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Income Statements.  Unrecognized share-based compensation expense was $9.6 million relating to 1.7 million restricted stock awards.  We expect to recognize share-based compensation expense over a weighted average period of 0.1 years for stock options and 2.1 years for restricted stock awards.

GCI 401(k) Plan
In 1986, GCI adopted an Employee Stock Purchase Plan (“GCI 401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The GCI 401(k) Plan provides for acquisition of GCI’s Class A common stock at market value as well as various mutual funds. We may match a percentage of the employees' contributions up to certain limits, decided by GCI’s Board of Directors each year. Our matching contributions allocated to participant accounts totaled $9.1 million, $8.2 million and $7.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.  We used cash to fund all of our employer-matching contributions during the years ended December 31, 2014, 2013 and 2012.

(10)	Industry Segments Data
We have two reportable segments, Wireless and Wireline.  The Wireless segment’s revenue is derived from wholesale wireless services.  The Wireline segment’s revenue includes all of our other revenue, specifically a full range of retail wireless, data, video and voice services to residential customers, businesses, governmental entities and educational institutions; wholesale data and voice services to common carrier customers; Internet, data network and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

Wireless plan fee and usage revenues from external customers are allocated between our Wireless and Wireline segments.  The Wireless segment recorded subsidies to the Wireline segment related to wireless equipment sales based upon equipment sales and agreed-upon subsidy rates through the AWN transaction close on July 23, 2013. Subsequent to the transaction close and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements. These subsidies, which eliminate in consolidation, increase the Wireline segment earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interest and non-cash contribution adjustment (“Adjusted EBITDA”) and reduce the Wireless segment Adjusted EBITDA.  The wireless equipment subsidy recorded by the Wireless segment was $17.3 million, $12.2 million, and $23.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Selling, general and administrative expenses are charged to the Wireless segment based upon a shared services agreement.  The remaining selling, general and administrative expenses are charged to the Wireline segment. Intercompany transactions have been pushed down to the segment level.

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

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Summarized financial information for our reportable segments for the years ended December 31, 2014, 2013 and 2012 follows (amounts in thousands):

	Wireless	Wireline	Total Reportable Segments
2014
Revenues
Wholesale	$269,977	—	269,977
Consumer	—	288,014	288,014
Business Services	—	225,963	225,963
Managed Broadband	—	126,244	126,244
Total	269,977	640,221	910,198

Cost of Goods Sold	90,920	211,784	302,704
Contribution	179,057	428,437	607,494
Less SG&A	21,631	272,016	293,647
Plus share-based compensation expense	—	8,392	8,392
Plus accretion expense	733	516	1,249
Other	—	(372)	(372)
Adjusted EBITDA	$158,159	164,957	323,116

Capital expenditures	$30,243	145,866	176,109
Goodwill	$164,312	65,248	229,560
Total assets	$625,417	1,433,081	2,058,498

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

	Wireless	Wireline	Total Reportable Segments
2013
Revenues
Wholesale	$197,218	—	197,218
Consumer	—	274,805	274,805
Business Services	—	222,814	222,814
Managed Broadband	—	116,811	116,811
Total	197,218	614,430	811,648

Cost of Good Sold	68,086	212,376	280,462
Contribution	129,132	402,054	531,186
Less SG&A	20,030	251,035	271,065
Plus share-based compensation expense	—	6,638	6,638
Plus accretion expense	507	(430)	77
Other expense	—	447	447
Adjusted EBITDA	$109,609	157,674	267,283

Capital expenditures	$28,156	152,398	180,554
Goodwill	$155,445	63,596	219,041
Total assets	$624,740	1,387,067	2,011,807

2012
Revenues
Wholesale	$124,745	—	124,745
Consumer	—	269,357	269,357
Business Services	—	207,892	207,892
Managed Broadband	—	108,187	108,187
Total	124,745	585,436	710,181

Cost of Good Sold	58,737	188,764	247,501
Contribution	66,008	396,672	462,680
Less SG&A	15,475	227,773	243,248
Plus share-based compensation expense	—	5,040	5,040
Plus non-cash contribution expense	—	960	960
Plus accretion expense	269	239	508
Other expense	—	869	869
Adjusted EBITDA	$50,802	176,007	226,809

Effective January 1, 2013, we refocused our business and determined that we have two reportable segments, Wireless and Wireline. Due to our segment change in 2013, capital expenditures and total assets by segment for 2012 are not reported as it is impracticable to allocate our historical balance sheets.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

Years Ended December 31,	2014	2013	2012
Reportable segment Adjusted EBITDA	$323,116	267,283	226,809
Less depreciation and amortization expense	(170,285)	(147,259)	(130,452)
Less share-based compensation expense	(8,392)	(6,638)	(5,040)
Less non-cash contribution expense	—	—	(960)
Less accretion expense	(1,249)	(77)	(508)
Other	372	(447)	(869)
Consolidated operating income	143,562	112,862	88,980
Less other expense, net	(74,289)	(70,178)	(67,730)
Consolidated income before income tax expense	$69,273	42,684	21,250

We earn revenues included in both the Wireless and Wireline segment from a major customer. We earned revenues from our major customer, net of discounts, of $108.3 million or 12% of total consolidated revenues for the year ended December 31, 2014. We had no major customers for the years ended December 31, 2013 and 2012.

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

In January 2001 we entered into an aircraft operating lease agreement with a company owned by GCI’s President and CEO.  The lease was amended several times, most recently in May 2011.  The lease term of the aircraft may be terminated at any time by us upon 12 months’ written notice.  The monthly lease rate of the aircraft is $132,000.  In 2001, we paid a deposit of $1.5 million in connection with the lease.  The deposit will be repaid to us no later than six months after the agreement terminates.

Upon closing of the AWN acquisition on July 22, 2013, ACS became a related party for financial statement reporting purposes. ACS provides us with local service lines and network capacity in locations where we do not have our own facilities. We provide wholesale services to ACS who uses our network to sell services to its respective retail customers and we receive ACS' high cost support from USF for its wireless customers. Additionally, we paid preferential cash distributions to ACS for its one-third ownership interest in AWN (see Note 1(d) for additional information). For the year ended December 31, 2014 and the period from the AWN acquisition date, July 23, 2013, to December 31, 2013, we paid ACS $62.9 million and $25.1 million, respectively. For the year ended December 31, 2014 and the period from the AWN acquisition date, July 23, 2013, to December 31, 2013, we received $50.9 million and $23.9 million, respectively, in payments from ACS. At December 31, 2014 we have $27.9 million in receivables from ACS and $7.4 million in payables to ACS. We also have long term capacity exchange agreements with ACS for which no money is exchanged.

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

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $1.1 million and $6.9 million was held by Unicom at December 31, 2014 and 2013, respectively, and is included in our Consolidated Balance Sheets. We completed construction of TERRA-NW and placed the final phase into service in late 2014.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of December 31, 2014.  The value attributed to the put/calls is nominal.

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

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of December 31, 2014 and 2013.

The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. US Bank does not have recourse to us or our other assets, with the exception of customary representations and indemnities we have provided. We are not required and do not currently intend to provide additional financial support to these VIEs. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and not available to our creditors.

(13)	Commitments and Contingencies

Operating Leases as Lessee
We lease business offices, have entered into site lease agreements and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements.  Many of our leases are for multiple years and contain renewal options.  Rental costs under such arrangements amounted to $43.8 million, $46.5 million and $37.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Capital Leases as Lessee
We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President and CEO for property occupied by us as further described in Note 11, Related Party Transactions.

We have a capital lease agreement for transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft.  The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years.  At lease inception the present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, was $98.6 million. We amended our transponder capacity lease agreement with Intelsat in October 2013 to lease additional transponder capacity on Intelsat's Galaxy 18 spacecraft. As a result, on January 1, 2014 we increased our existing capital lease asset and liability by $9.4 million.

A summary of future minimum lease payments follows (amounts in thousands):

Years ending December 31:	Operating	Capital
2015	$38,830	13,444
2016	34,892	13,454
2017	26,772	13,433
2018	22,666	13,440
2019	20,157	13,450
2020 and thereafter	63,809	33,208
Total minimum lease payments	$207,126	100,429
Less amount representing interest		23,973
Less current maturity of obligations under capital leases		8,100
Long-term obligations under capital leases, excluding current maturity		$68,356

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

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Self-Insurance
Through December 31, 2014, we were self-insured for losses and liabilities related to health and welfare claims up to $500,000 per incident per year above which third party insurance applied. A reserve of $4.0 million and $3.1 million was recorded at December 31, 2014 and 2013, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims.  We are self-insured for all losses and liabilities related to workers’ compensation claims in Alaska and have a workers compensation excess insurance policy to make claims for any losses in excess of $500,000 per incident.  A reserve of $3.8 million and $3.7 million was recorded at December 31, 2014 and 2013, respectively, to cover estimated reported losses and estimated expenses for open and active claims.  Actual losses will vary from the recorded reserves.  While we use what we believe are pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

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

Universal Service
As an ETC, we receive support from the USF for the provision of wireline local access and wireless service in high cost areas. In November 2011, the FCC published a final rule that segregated the support methodology for Remote and Urban areas in Alaska as further described in Note 1(r). For both Remote and Urban high cost support revenue, our ability to collect our accrued USF support is contingent upon continuation of the USF program and upon our eligibility to participate in that program, which are subject to change by future regulatory, legislative or judicial actions. We adjust revenue and the account receivable in the period the FCC makes a program change or we assess the likelihood that such a change has increased or decreased revenue. Our revenue for providing local and wireless services in these areas would be materially adversely affected by a substantial reduction of USF support.

Cable Service Rate Reregulation
Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system’s subscribers request such regulation by filing a petition with the RCA. At December 31, 2014, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. The Juneau system serves 6% of our total basic service subscribers at December 31, 2014.

Tribal Mobility Fund I Grant
In February 2014, the FCC announced our winning bids in the Tribal Mobility Fund I auction for a $41.4 million grant to partially fund expansion of our 3G wireless network, or better, to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements. We filed a long-form application with the FCC by their deadline and this form was approved in October 2014. We expect to receive one-third of the grant funds in the first half of 2015 and between $6.0 and $16.0 million in additional grant fund disbursements in 2015, depending on upgrades completed and test results submitted to and approved by the FCC.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(14)	Selected Quarterly Financial Data (Unaudited)
During the fourth quarter of 2014, we identified an immaterial error in the calculation of our estimated effective tax rate that impacted each of the previously reported quarters of 2014. The error had no effect on previously reported Adjusted EBITDA or cash flows. In order to assess materiality of this error we considered SAB 99, “Materiality” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and determined that the impact of this error on prior period consolidated financial statements was immaterial. As provided by SAB 108, the portion of the immaterial error will not require the previously filed quarterly reports on Form 10-Q to be amended and the correction is permitted to be made the next time we file our prior period financial statements.

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 including the impact of the immaterial error correction adjustments discussed above (amounts in thousands):

	As of March 31, 2014			As of June 30, 2014			As of September 30, 2014
	Previously reported	Correction	As adjusted	Previously reported	Correction	As adjusted	Previously reported	Correction	As adjusted
Deferred income tax liability	$158,104	981	159,085	166,665	3,209	169,874	160,799	5,806	166,605
Total liabilities	$1,550,989	981	1,551,970	1,595,683	3,209	1,598,892	1,556,394	5,806	1,562,200
Retained deficit	$(127,183)	(981)	(128,164)	(119,035)	(3,209)	(122,244)	(107,959)	(5,806)	(113,765)
Total GCI, Inc. stockholder's equity	$161,380	(981)	160,399	171,748	(3,209)	168,539	185,150	(5,806)	179,344
Total stockholders' equity	$458,811	(981)	457,830	465,461	(3,209)	462,252	482,295	(5,806)	476,489

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
2014	Previously reported	Correction	As adjusted	Previously reported	Correction	As adjusted	Previously reported	Correction	As adjusted
Total revenues	$216,283	—	216,283	224,399	—	224,399	240,725	—	240,725	228,791
Operating income	$30,265	—	30,265	38,414	—	38,414	49,336	—	49,336	25,547
Income tax expense	$(215)	(981)	(1,196)	(127)	(2,228)	(2,355)	(2,481)	(2,597)	(5,078)	(1,400)
Net income	$11,742	(981)	10,761	19,068	(2,228)	16,840	28,444	(2,597)	25,847	5,796
Net income (loss) attributable to GCI, Inc.	$2,121	(981)	1,140	8,155	(2,228)	5,927	12,512	(2,597)	9,915	(9,425)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$186,216	189,661	217,943	217,828
Operating income	$23,060	25,695	38,684	25,423
Net income (loss) attributable to GCI, Inc.	$3,244	4,180	8,905	(6,923)

(15)	Subsequent Events
On February 2, 2015, we purchased ACS Wireless’s interest in AWN and substantially all the assets of ACS and its affiliates related to ACS’s wireless business (the “Acquired Assets”) for a cash payment of $293.2 million, subject to possible post-closing adjustments. The Acquired Assets included all of ACS Wireless' equity interest in AWN, substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. GCI, Inc. did not acquire certain excluded assets specified in the

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

agreement. GCI, Inc. assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by GCI, Inc. and liabilities with respect to the ownership by ACS Wireless of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates.

To fund the 2015 purchase from ACS, we received a contribution from GCI and on February 2, 2015 GCI Holdings entered into a Fourth Amended and Restated Credit and Guarantee Agreement with Credit Agricole that included $275.0 million of a Term B Loan. The interest rate under the Term B Loan is LIBOR plus 3.75%, with a 1% LIBOR floor. The Term B Loan will mature on February 2, 2022 or December 3, 2020 if our Senior Notes due 2021 are not refinanced prior to such date.

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
2.2
Purchase and Sale Agreement between Alaska Communications Systems Group, Inc. with General Communication, Inc., an Alaska corporation (“GCI”), GCI Communication Corp., an Alaska corporation and wholly owned subsidiary of GCI, ACS Wireless, Inc., an Alaska corporation and wholly owned subsidiary of ACS, GCI Wireless Holdings, LLC, an Alaska limited liability company and wholly owned subsidiary of GCI and The Alaska Wireless Network, LLC, a Delaware limited liability company *

3.1	The Articles of Incorporation of GCI, Inc.	Incorporated by reference to GCI’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
3.2	The Bylaws of GCI, Inc.	Incorporated by reference to GCI’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
3.3	Amendment to the Bylaws of GCI, Inc. *
4.1	Indenture dated as of November 3, 2009 between GCI, Inc. and Union Bank, N.A., as trustee	Incorporated by reference to The Company's Report on Form 8-K for the period November 3, 2009 filed November 5, 2009.
4.2	Indenture dated as of May 20, 2011 between GCI, Inc. and Union Bank, N.A., as trustee	Incorporated by reference to The Company's Report on Form 8-K for the period May 20, 2011 filed May 25, 2011.
4.3	Supplemental Indenture dated as of May 23, 2011 between GCI, Inc. and Union Bank, N.A., as trustee	Incorporated by reference to The Company's Report on Form 8-K for the period May 20, 2011 filed May 25, 2011.
10.1	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1991.
10.2	The GCI Special Non-Qualified Deferred Compensation Plan	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1995.
10.3	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp.	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1995.
10.4	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc.	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1991

Exhibit No.	Description	Where Located
10.5	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.6	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995	Incorporated by reference to GCI’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
10.7	First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc.	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.8	Aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of January 22, 2001	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.9	First amendment to aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 8, 2002	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.10	Full-time Transponder Capacity Agreement with PanAmSat Corporation dated March 31, 2006 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
10.11	Second Amendment to Lease Agreement dated as of April 8, 2008 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc.	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
10.12
Fifth Amendment to the Amended and Restated Credit Agreement dated as of October 17, 2008 by and among Holdings, Inc. the other parties thereto and Calyon New York Branch, as administrative agent, and the other Lenders party thereto
Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
10.13	First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated February 15, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.14	Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated April 9, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.15	Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.16	Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.17	Fifth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 30, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.18	Sixth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated October 31, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Exhibit No.	Description	Where Located
10.19	Seventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated November 6, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.20	Eighth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 8, 2009 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.21
Second Amended and Restated Credit Agreement dated as of January 29, 2010 by and among GCI Holdings, Inc., the other parties thereto and Calyon New York Branch, as administrative agent, and the other Lenders party thereto
Incorporated by reference to The Company's Report on Form 8-K for the period January 29, 2010 filed February 3, 2010.
10.22	Ninth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated June 29, 2010 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed August 5, 2010.
10.23	Amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 25, 2005	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.24	First amendment to the amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of December 27, 2010	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.25
Tenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated September 24, 2010 #
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.26
Eleventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated September 23, 2010 #
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.27
Twelfth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated November 5, 2010 #
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.28	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and the United States of America dated as of June 1, 2010 #	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.29
Add-on Term Loan Supplement No. 1, dated as of June 10, 2011 to the Second Amended and Restated Credit and Guarantee Agreement, dated as of January 29, 2010, among GCI Holdings, Inc., GCI, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and the other Agents named therein.
Incorporated by reference to The Company's Report on Form 8-K for the period June 10, 2011 filed June 14, 2011.
10.30	Second Amended and Restated Aircraft Lease Agreement between GCI Communication Corp., an Alaska corporation and 560 Company, Inc., an Alaska corporation, dated May 9, 2011	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 9, 2011.

Exhibit No.	Description	Where Located
10.31
Add-on Term Loan Supplement No. 2, dated as of July 22, 2011 to the Second Amended and Restated Credit and Guarantee Agreement, dated as of January 29, 2010, among GCI Holdings, Inc., GCI, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and the other Agents named therein.
Incorporated by reference to The Company's Report on Form 8-K for the period July 22, 2011 filed July 26, 2011.
10.32
Credit Agreement dated August 30, 2011 by and between Unicom, Inc. as borrower and Northern Development Fund VIII, LLC as Lender and Travois New Markets Project CDE X, LLC as Lender and Waveland Sub CDE XVI, LLC as Lender and Alaska Growth Capital Bidco, Inc. as Disbursing Agent
Incorporated by reference to The Company's Report on Form 8-K for the period August 30, 2011 filed September 6, 2011.
10.33
Asset Purchase and Contribution Agreement Dated as of June 4, 2012 By and Among Alaska Communications Systems Group, Inc., ACS Wireless, Inc., General Communication, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC  #
Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed August 6, 2012.
10.34
Add-on Term Loan Supplement No. 3, dated as of July 31, 2012 to the Second Amended and Restated Credit and Guarantee Agreement, dated as of January 29, 2010, among GCI Holdings, Inc., GCI, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and the other Agents named therein.
Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed August 6, 2012.
10.35
Credit Agreement dated October 3, 2012 by and between Unicom, Inc. as borrower and USBCDE Sub-CDE 74, LLC as Lender and Cherokee Nation Sub-CDE II, LLC as Lender and LBCDE Sub2, LLC as Lender and Waveland Sub CDE XXII, LLC as Lender
Incorporated by reference to The Company's Report on Form 8-K for the period October 3, 2012 filed October 9, 2012.
10.36
Thirteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated March 14, 2011  #
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.37	Fourteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated June 7, 2011 #	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.38
Fifteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated December 29, 2011  #
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.39
Sixteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated December 21, 2012  #
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.40
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
10.41
Seventeenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated June 4, 2013 #

Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.

Exhibit No.	Description	Where Located
10.42
Eighteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated October 17, 2013 #

Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.43	First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC dated July 22, 2013 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.44	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and The United States of America dated June 1, 2010	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.45	Nineteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated March 20, 2014 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed May 5, 2014.
10.46	Twentieth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated August 11, 2014 # *
10.47
Fourth Amended and Restated Credit Agreement dated as of February 2, 2015 by and among GCI Holdings, Inc., GCI, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Union Bank, as Syndication Agent, Suntrust Bank, as Documentation Agent and Credit Agricole Corporate and Investment Bank, as Administrative Agent *

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
101
The following materials from GCI, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Income Statements for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements *

#
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

GCI, INC.

By:	/s/ Gregory F. Chapados
Gregory F. Chapados, President (Chief Executive Officer)

Date:	March 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory F. Chapados	President and Director (Principal Executive Officer)	March 5, 2015
Gregory F. Chapados

/s/ Peter J. Pounds	Chief Financial Officer, Secretary, Treasurer, and Director (Principal Financial Officer)	March 5, 2015
Peter J. Pounds

/s/ Lynda L. Tarbath	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 5, 2015
Lynda L. Tarbath