Form 10-Q
period 2015-03-31
GCI INC
filed 2015-05-08
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
FOR THE QUARTER ENDED MARCH 31, 2015

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of these words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including those identified under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2014.  Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these forward looking statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	March 31,	December 31,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$26,925	15,402

Receivables (including $0 and $27,944 from a related party at March 31, 2015 and December 31, 2014, respectively)	198,721	212,441
Less allowance for doubtful receivables	6,152	4,542
Net receivables	192,569	207,899

Deferred income taxes	63,657	56,120
Inventories	14,537	17,032
Prepaid expenses	13,584	12,179
Other current assets	3,146	153
Total current assets	314,418	308,785

Property and equipment in service, net of depreciation	995,343	1,013,242
Construction in progress	85,812	99,240
Net property and equipment	1,081,155	1,112,482

Goodwill	229,560	229,560
Cable certificates	191,635	191,635
Wireless licenses	86,347	86,347
Other intangible assets, net of amortization	65,573	66,015
Deferred loan and senior notes costs, net of amortization of $9,157 and $8,644 at March 31, 2015 and December 31, 2014, respectively	16,758	10,949
Other assets	37,819	52,725
Total other assets	627,692	637,231
Total assets	$2,023,265	2,058,498

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2015	2014
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$11,594	8,722
Accounts payable (including $0 and $7,447 to a related party at March 31, 2015 and December 31, 2014, respectively)	54,505	76,918
Deferred revenue	30,129	29,314
Accrued payroll and payroll related obligations	27,153	32,803
Accrued interest	23,371	6,654
Accrued liabilities	18,381	14,457
Subscriber deposits	1,537	1,212
Total current liabilities	166,670	170,080

Long-term debt, net	1,269,243	1,036,056
Obligations under capital leases, excluding current maturities	64,388	66,499
Obligation under capital lease due to related party, excluding current maturity	1,849	1,857
Deferred income taxes	190,936	187,872
Long-term deferred revenue	99,364	85,734
Other liabilities	43,714	43,178
Total liabilities	1,836,164	1,591,276

Commitments and contingencies
Stockholder's equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares each at March 31, 2015 and December 31, 2014, respectively	206,622	206,622
Paid-in capital	115,561	88,802
Retained deficit	(166,344)	(128,068)
Total GCI, Inc. stockholder's equity	155,839	167,356
Non-controlling interests	31,262	299,866
Total stockholder's equity	187,101	467,222
Total liabilities and stockholder's equity	$2,023,265	2,058,498

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2015	2014
Revenues:
Non-related party	$225,806	200,503
Related party	5,283	15,780
Total revenues	231,089	216,283

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	73,887	69,143
Related party	881	2,631
Total cost of goods sold	74,768	71,774

Selling, general and administrative expenses:
Non-related party	83,313	70,742
Related party	540	1,150
Total selling, general and administrative expenses	83,853	71,892

Depreciation and amortization expense	45,235	42,352
Software impairment charge	26,417	—
Operating income	816	30,265

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(19,848)	(18,211)
Other	(3,147)	(97)
Other expense, net	(22,995)	(18,308)

Income (loss) before income taxes	(22,179)	11,957
Income tax (expense) benefit	4,458	(1,196)
Net income (loss)	(17,721)	10,761

Net income attributable to non-controlling interests	525	9,621
Net income (loss) attributable to GCI, Inc.	$(18,246)	1,140

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholder's Equity

(Amounts in thousands)
Balances at January 1, 2014	100	$206,622	79,297	(128,775)	300,210	457,354
Net income	—	—	—	1,140	9,621	10,761
Distribution to General Communication, Inc.	—	—	—	(529)	—	(529)
Contribution from General Communication, Inc.	—	—	2,644	—	—	2,644
Distribution to non-controlling interest	—	—	—	—	(12,500)	(12,500)
Other	—	—	—	—	100	100
Balances at March 31, 2014	100	$206,622	81,941	(128,164)	297,431	457,830

Balances at January 1, 2015	100	$206,622	88,802	(128,068)	299,866	467,222
Net income (loss)	—	—	—	(18,246)	525	(17,721)
Distribution to General Communication, Inc.	—	—	—	(20,030)	—	(20,030)
Contribution from General Communication, Inc.	—	—	62,456	—	—	62,456
Distribution to non-controlling interest	—	—	—	—	(765)	(765)
AWN non-controlling interest acquisition	—	—	(35,467)	—	(268,364)	(303,831)
Other	—	—	(230)	—	—	(230)
Balances at March 31, 2015	100	$206,622	115,561	(166,344)	31,262	187,101

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(Amounts in thousands)
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(17,721)	10,761
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	45,235	42,352
Software impairment charge	26,417	—
Deferred income tax expense (benefit)	(4,458)	1,196
Share-based compensation expense	2,801	1,778
Other noncash income and expense items	4,575	1,664
Change in operating assets and liabilities	18,191	7,151
Net cash provided by operating activities	75,040	64,902
Cash flows from investing activities:
Purchase of AWN non-controlling interest and ACS wireless assets	(285,392)	—
Purchases of property and equipment	(49,079)	(28,174)
Grant proceeds	14,007	716
Purchases of other assets and intangible assets	(2,808)	(1,463)
Note receivable issued to an equity method investee	(3,000)	—
Restricted cash	10	2,672
Purchase of investments	—	(15,000)
Other	—	49
Net cash used for investing activities	(326,262)	(41,200)
Cash flows from financing activities:
Borrowing on Amended Senior Credit Facility	295,000	—
Repayment of debt and capital lease obligations	(61,350)	(2,185)
Net contribution from (distribution to) General Communication, Inc.	39,677	(372)
Payment of debt issuance costs	(5,853)	—
Distribution to non-controlling interest	(4,932)	(12,500)
Borrowing on other long-term debt	203	—
Net cash (used for) provided by financing activities	262,745	(15,057)
Net increase in cash and cash equivalents	11,523	8,645
Cash and cash equivalents at beginning of period	15,402	44,971
Cash and cash equivalents at end of period	$26,925	53,616

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of GCI, Inc. and its direct and indirect subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, filed with the SEC on March 5, 2015, as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

(1)	Business and Summary of Significant Accounting Principles
In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Basis of Presentation
We were incorporated in Alaska in 1979 to affect the issuance of Senior Notes. As a wholly owned subsidiary of General Communication, Inc. ("GCI"), we received through our initial capitalization all ownership interests in subsidiaries previously held by GCI. The GCI and GCI, Inc. interim consolidated financial statements include substantially the same account activity.

(a)	Business
We offer the following services primarily in Alaska:

•	Wireless telephone services and sale of wireless telephone handsets and accessories,

•	Video services,

•	Internet access services,

•	Local and long-distance telephone service,

•	Data network services,

•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,

•	Managed services to certain commercial customers,

•	Sales and service of dedicated communications systems and related equipment, and

•
Lease, service arrangements and maintenance of capacity on our fiber optic cable systems used in the transmission of services within Alaska and between Alaska and the remaining United States and foreign countries.

(b)	Principles of Consolidation
Our consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries, The Alaska Wireless Network, LLC ("AWN") of which we owned a two-third interest through February 2, 2015 when we purchased the remaining one-third interest, and four variable interest entities (“VIEs”) for which we are the primary beneficiary after providing certain loans and guarantees.  These VIEs are Terra GCI Investment Fund, LLC (“TIF”), Terra GCI 2 Investment Fund, LLC (“TIF 2”), Terra GCI 2-USB Investment Fund, LLC (“TIF 2-USB”) and Terra GCI 3 Investment Fund, LLC (“TIF 3”).  We also include in our consolidated financial statements non-controlling interests in consolidated subsidiaries for which our ownership is less than 100 percent.  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.  Intercompany transactions generated between regulated and non-regulated affiliates of our company are not eliminated in consolidation.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(d)	Acquisition
On February 2, 2015, we purchased Alaska Communications Systems Group, Inc.'s (“ACS”) interest in AWN ("AWN NCI Acquisition") and substantially all the assets of ACS and its affiliates related to ACS’s wireless business (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we paid ACS $293.2 million, excluding working capital adjustments and subject to possible post-closing adjustments, and agreed to terminate certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets include substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates.

We have accounted for the AWN NCI Acquisition as the acquisition of a non-controlling interest in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, and the Acquired ACS Assets as the acquisition of assets that do not constitute a business in accordance with ASC 805-50, Business Combinations - Related Issues. Total consideration transferred to ACS in the transaction consisted of the cash payment, settlement of working capital, and the fair market value of certain rights to receive future capacity as part of the Wireless Acquisition agreement. The future capacity receivable assets transferred as consideration were adjusted to fair value as of the acquisition date resulting in a gain of $1.2 million recorded in our Consolidated Statements of Operations for the three months ended March 31, 2015. We allocated the total consideration transferred to ACS between the AWN NCI Acquisition and the Acquired ACS Assets based on the relative fair values of the assets and non-controlling interest received.

The following table summarizes the allocation of total consideration transferred to ACS between the AWN NCI Acquisition and the Acquired ACS Assets (amounts in thousands):

Total consideration transfered to ACS	$304,838

Allocation of consideration between wireless assets and non-controlling interest acquired:
AWN non-controlling interest	$303,831
Property and equipment	746
Other intangible assets	261
Total consideration	$304,838

We have accounted for the AWN NCI Acquisition as an equity transaction, with the carrying amount of the non-controlling interest adjusted to reflect the change in ownership of AWN. The difference between the fair value of consideration paid and the carrying amount of the non-controlling interest has been recognized as additional paid-in capital in our Consolidated Statement of Stockholder's Equity. The impact of the AWN NCI Acquisition is summarized in the following table (amounts in thousands):

Reduction of non-controlling interest	$268,364
Additional paid-in capital	35,467
Fair value of consideration paid for acquisition of equity interest	$303,831

Pursuant to the accounting guidance in ASC 805-50, we determined that the Acquired ACS Assets did not meet the criteria necessary to constitute a business combination and was therefore accounted for as an asset purchase. We recognized the assets acquired in our Consolidated Balance Sheets at their allocated cost on the day of acquisition.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

In conjunction with the Wireless Acquisition, we amended certain agreements related to the right to use ACS network assets. We adjusted the related right to use asset to fair value as of the acquisition date resulting in a loss of $3.8 million recorded in our Consolidated Statements of Operations for the three months ended March 31, 2015.

(e)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB tentatively decided to defer for one year the effective date of ASU 2014-09 for public and non public entities reporting under GAAP. The FASB also tentatively decided to permit entities to early adopt the standard. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The update is in response to accounting complexity concerns, particularly from the asset management industry. ASU 2015-02 modifies the consolidation evaluation for reporting organizations that are required to determine whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including early adoption in an interim period. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial position or results of operation, although it will change the financial statement classification of our debt issuance costs.

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

(g)	Earnings (Loss) per Common Share
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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

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

(i)	Guarantee Liabilities
We offer a device trade-in program, "Upgrade Now", which provides eligible customers a specified-price trade-in right to upgrade their device. Participating customers must have purchased a financed device using an Equipment Installment Plan ("EIP") from us and have a qualifying monthly wireless service plan with us. Upon qualifying for an Upgrade Now device trade-in, the customer's remaining EIP balance is settled provided they trade in their eligible used device in good working condition and purchase a new device from us on a new EIP.

For customers who enroll in Upgrade Now, we defer the portion of equipment sales revenue which represents the estimated value of the trade-in right guarantee. The guarantee liabilities are valued based on various economic and customer behavioral assumptions, including the customer's estimated remaining EIP balance at trade-in, the expected fair value of the used handset at trade-in and the probability and timing of a trade-in. The fair value measurements used are considered Level 3 under the Fair Value Measurements framework.

We assess facts and circumstances at each reporting date to determine if we need to adjust the guarantee liability. The recognition of subsequent adjustments to the guarantee liability as a result of these assessments are recorded as adjustments to revenue. When customers upgrade their devices, the difference between the trade-in credit to the customer and the fair value of the returned devices is recorded against the guarantee liabilities.

(j)	Revenue Recognition

Wireless
We offer new and existing wireless customers the option to participate in Upgrade Now, a program that that is described above in Note 1(i). Upgrade Now is a multiple-element arrangement typically consisting of the trade-in right, handset, and one month of wireless service. At the inception of the arrangement, revenue is allocated between the separate units of accounting based upon each components' relative selling price on a standalone basis. This is subject to the requirement that revenue recognized is limited to the amounts already received from the customer that are not contingent on the delivery of additional products or services to the customer in the future.

We recognize the full amount of the trade-in right’s fair value (not an allocated value) as the guarantee liability and the remaining allocable consideration is allocated to the handset and wireless service. We recognize revenue for the entire amount of the EIP receivable at the time of sale, net of the fair value of the trade-in right guarantee and imputed interest. See Note 1(k) for more information on guarantee liabilities.

Remote and Urban High Cost Support
We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $17.3 million and $16.5 million for the three months ended March 31, 2015 and 2014, respectively.  At March 31, 2015, we have $47.1 million in high cost support accounts receivable.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(k)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses,and broadcast licenses, our effective tax rate, imputed interest rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense), depreciation, guarantee liability, and the accrual of contingencies and litigation.  Actual results could differ from those estimates.

(l)	Income Taxes
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

(m)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Surcharges reported gross	$1,148	1,134

(n)	Reclassifications
Reclassifications have been made to the 2014 financial statements to make them comparable with the 2015 presentation.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Three Months Ended March 31,	2015	2014
Decrease in accounts receivable, net	$7,834	8,295
Increase in prepaid expenses	(329)	(3,581)
Decrease in inventories	2,495	3,653
Decrease in other current assets	7	26
Increase in other assets	(1,250)	(142)
Decrease in accounts payable	(2,176)	(8,594)
Increase (decrease) in deferred revenues	(2,256)	1,462
Decrease in accrued payroll and payroll related obligations	(6,083)	(8,476)
Increase in accrued liabilities	3,891	1,015
Increase in accrued interest	16,717	14,363
Decrease in subscriber deposits	(153)	(140)
Decrease in long-term deferred revenue	(251)	(1,375)
Increase (decrease) in components of other long-term liabilities	(255)	645
Total change in operating assets and liabilities	$18,191	7,151

The following item is for the three months ended March 31, 2015 and 2014 (amounts in thousands):

Net cash paid or received:	2015	2014
Interest paid including capitalized interest	$3,139	4,412

The following items are non-cash investing and financing activities for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Non-cash consideration for Wireless Acquisition	$19,446	—
Non-cash additions for purchases of property and equipment	$17,817	9,779
Asset retirement obligation additions to property and equipment	$243	361
Net capital lease obligation	$—	9,385
Distribution to non-controlling interest	$—	4,167
Deferred compensation distribution denominated in shares	$—	617

(3)    Intangible Assets and Goodwill
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization expense	$2,686	2,411

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2015	$9,897
2016	$7,808
2017	$5,510
2018	$3,938
2019	$3,068

(4)	Long-Term Debt

Amended Senior Credit Facility
On February 2, 2015, GCI Holdings, Inc. ("Holdings"), our wholly owned subsidiary, entered into a Fourth Amended and Restated Credit and Guarantee Agreement with MUFG Union Bank, N.A., Suntrust Bank, Bank of America, N.A., as documentation agent, and Credit Agricole Corporate and Investment Bank, as administrative agent ("Amended Senior Credit Facility"). The Amended Senior Credit Facility added a $275.0 million Term B loan to the existing Senior Credit Facility described in Note 6(c) of our December 31, 2014 annual report on Form 10-K. The interest rate under the Term B loan is London Interbank Offered Rate
("LIBOR") plus 3.75%, with a 1% LIBOR floor. The Term B loan requires principal payments of 0.25% of the original principal amount on the last day of each calendar quarter beginning June 30, 2015 with the full amount maturing on February 2, 2022 or December 3, 2020 if our Senior Notes due 2021 are not refinanced prior to such date. The interest rate, maturity, and other terms of the existing Senior Credit Facility as described in Note 6(c) of our December 31, 2014 annual report on Form 10-K did not change as a result of this amendment.

In connection with the Amended Senior Credit Facility, we paid loan fees and other expenses of $5.9 million that were deferred and are being amortized over the life of the Amended Senior Credit Facility.

(5)	Fair Value Measurements

Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are as follows (amounts in thousands):

March 31, 2015	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,899	—	—	1,899

December 31, 2014	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$2,068	—	—	2,068

(1) Quoted prices in active markets for identical assets or liabilities
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) Inputs that are generally unobservable and not corroborated by market data

The fair value of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases, at March 31, 2015 and December 31, 2014 are as follows (amounts in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,272,589	1,298,562	1,036,678	1,055,952

The following methods and assumptions were used to estimate fair values:

•	The fair values of the 6.75% Senior Notes due 2021 and the 8.63% Senior Notes due 2019 are based upon quoted market prices for the same or similar issues (Level 2).

•
The fair value of our Amended Senior Credit Facility and Wells Fargo note payable are estimated to approximate their carrying value because the instruments are subject to variable interest rates (Level 2).

(6)	Stockholder's Equity

Share-based Compensation
GCI's Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares of GCI Class A common stock are issued when stock option agreements are exercised or restricted stock awards are granted.  We have not issued any new options since 2010 when we transitioned to issuing restricted stock awards. We have 1.9 million shares available for grant under the Stock Option Plan at March 31, 2015.

A summary of option activity under the Stock Option Plan as of March 31, 2015 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	308	$6.86
Exercised	(38)	$7.77
Outstanding at March 31, 2015	270	$6.74	3.9 years	$2,438
Exercisable at March 31, 2015	270	$6.74	3.9 years	$2,438

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A summary of nonvested restricted stock award activity under the Stock Option Plan as of March 31, 2015 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	1,744	$9.11
Granted	572	$14.56
Vested	(207)	$8.05
Forfeited	(2)	$14.56
Nonvested at March 31, 2015	2,107

The weighted average grant date fair value of awards granted during the three months ended March 31, 2015 and 2014, were $14.56 and $9.81, respectively. We have recorded share-based compensation expense of $2.8 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense was $15.4 million relating to 2.1 million restricted stock awards as of March 31, 2015.  We expect to recognize share-based compensation expense over a weighted average period of 2.0 years for restricted stock awards.

(7) Segments
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

We evaluate performance and allocate resources based on earnings before net interest expense, income taxes, depreciation and amortization expense, software impairment charge, share-based compensation expense, accretion expense, loss attributable to non-controlling interest resulting from New Markets Tax Credit ("NMTC") transactions, and other non-cash adjustments, plus imputed interest on financed devices (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization, net interest expense, and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-Q.  We have no intersegment sales.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Summarized financial information for our reportable segments for the three months ended March 31, 2015 and 2014 follows (amounts in thousands):

	Three Months Ended
	Wireless	Wireline	Total Reportable Segments
March 31, 2015
Revenues	$59,204	171,885	231,089
Adjusted EBITDA	$37,387	37,991	75,378

March 31, 2014
Revenues	$62,517	153,766	216,283
Adjusted EBITDA	$38,022	36,775	74,797

A reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income taxes follows (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Reportable segment Adjusted EBITDA	$75,378	74,797
Less depreciation and amortization expense	(45,235)	(42,352)
Less software impairment charge	(26,417)	—
Less share-based compensation expense	(2,801)	(1,778)
Less accretion expense	(450)	(301)
Other	341	(101)
Consolidated operating income	816	30,265
Less other expense, net	(22,995)	(18,308)
Consolidated income (loss) before income tax expense	$(22,179)	11,957

(8)	Related Party Transaction
ACS was a related party for financial statement reporting purposes through the date of the Wireless Acquisition on February 2, 2015. Included in our related party disclosures were ACS' provision to us of local service lines and network capacity in locations where we do not have our own facilities, our provision to ACS of wholesale wireless services for their use of our network to sell services to their respective retail customers, and our receipt of ACS' high cost support from USF for its wireless customers. For the period January 1, 2015 to February 2, 2015, we paid ACS $6.2 million and received $8.1 million in payments from ACS. For the three months ended March 31, 2014, we paid $16.2 million and received $10.3 million in payments from ACS. We also have long term capacity exchange agreements with ACS for which no money is exchanged.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(9)	Variable Interest Entities

New Markets Tax Credit Entities
We have entered into several arrangements under the NMTC program with US Bancorp to help fund a $59.3 million project that extended terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network ("TERRA-NW").  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

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

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, our wholly owned subsidiary, net of syndication and arrangement fees, were restricted for use on TERRA-NW.  We completed construction of TERRA-NW and placed the final phase into service in 2014.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of March 31, 2015.  The value attributed to the puts/calls is nominal.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

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

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of March 31, 2015 and December 31, 2014.

Equity Method Investment
We own a 40.8% interest in a next generation carrier-class communications services firm that specializes in serving the energy exploration and production, oilfield service and midstream industries. We account for our investment using the equity method. Due to a decrease in oil prices, additional financing was needed for the company to maintain its business plan. In March 2015, the existing owners provided financial support in the form of a loan of which our portion is $3.0 million. We determined that the additional financing provided to the company was a reconsideration event under ASC 810 and have subsequently determined that the entity is a VIE due to insufficient equity to finance its operations as a result of the decline in oil prices.

We concluded that the company's board has the power to direct the significant activities of the entity. The board is comprised of five members of which we may choose two of the board members. As we do not control the board, we concluded that we do not have the power to direct the significant activities of the entity and are not the primary beneficiary. Our investment of $13.1 million as of March 31, 2015 is recorded in Other Assets on our Consolidated Balance Sheets. We also have a note receivable of $3.0 million as of March 31, 2015 that is recorded in Other Current Assets on our Consolidated Balance Sheets. We do not have a contractual obligation to provide additional financing. Our maximum exposure to loss is the combination of the investment and note receivable.

(10)	Software Impairment
During the years ended December 31, 2013 and 2014, we internally developed computer software in our Wireline segment to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the three months ended March 31, 2015, we completed a detailed assessment of our progress to date and determined it is no longer probable that the computer software being developed will be completed and placed in service. Our assessment concluded that the cost of continuing the development will be much higher than originally estimated, and the timing and scope risks are substantial. We have begun a search for an established packaged customer billing solution and expect to identify a replacement in the third quarter of 2015. We identified development work, hardware, and software recorded as Construction in Progress through March 31, 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We consider the remaining capital expenditures for this billing system to have a fair value of $0 and have taken an impairment charge of $19.8 million during the three months ended March 31, 2015, by recording an expense which is included in Software Impairment Charge on our Consolidated Statements of Operations.

During the three months ended March 31, 2015, we reassessed our plans for our internally developed machine-to-machine billing system in our Wireline segment, and decided to no longer market this system to third parties. Accordingly we recognized an impairment of $6.6 million during the three months ended March 31, 2015, by recording an expense which is included in Software Impairment Charge on our Consolidated Statements of Operations.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(11)	Subsequent Event
On April 1 2015, we closed on the issuance of $450.0 million of new 6.875% Senior Notes due 2025 at an issue price of 99.105% ("2025 Notes"). The net proceeds of the offering will be used to retire our existing 2019 Notes (see Note 6(b) of our December 31, 2014 annual report on Form 10-K). We paid closing costs totaling $7.7 million in connection with the offering, which will be recorded as deferred loan costs and will be amortized over the term of the 2025 Notes. We expect to record a $27.7 million loss on extinguishment of debt on our Consolidated Statements of Operations in the second quarter of 2015.

Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the Universal Service Fund (“USF”) high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses, and broadcast licenses, our effective tax rate, imputed interest rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense) ("Cost of Goods Sold"), depreciation, guarantee liability, and accrual of contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

On February 2, 2015, we purchased Alaska Communications Systems Group, Inc.'s (“ACS”) interest in AWN and substantially all the assets of ACS and its affiliates related to ACS’s wireless business (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we transfered to ACS a cash payment of $293.2 million, subject to possible post-closing adjustments, and agreed to terminate or amend certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets include substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We did not acquire certain excluded assets specified in the agreement. We assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates.

During the years ended December 31, 2013 and 2014, we internally developed computer software to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the three months ended March 31, 2015, we completed a detailed assessment of our progress to date and determined it is no longer probable that the computer software being developed will be completed and placed in service. Our assessment concluded that the cost of continuing the development will be much higher than originally estimated, and the timing and scope risks are substantial. We have begun a search for an established packaged customer billing solution and expect to identify a replacement in the second half of 2015. We identified development work, hardware, and software recorded as Construction in Progress through March 31, 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We consider the remaining capital expenditures for this billing system to have a fair value of $0 and have taken an impairment charge of $19.8 million during the three months ended March 31, 2015, by recording an expense which is included in Software Impairment Charge on our Consolidated Statements of Operations.

During the three months ended March 31, 2015, we reassessed our plans for our internally developed machine-to-machine billing system and decided to no longer market this system to third parties. Accordingly we recognized an impairment of $6.6 million during the three months ended March 31, 2015, by recording an expense which is included in Software Impairment Charge on our Consolidated Statements of Operations.

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Three Months Ended March 31,		Percentage Change[1] 2015
	2015	2014	vs. 2014
Statements of Operations Data:
Revenues:
Wireless segment	26%	29%	(5)%
Wireline segment	74%	71%	12%
Total revenues	100%	100%	7%
Selling, general and administrative expenses	36%	33%	17%
Depreciation and amortization expense	20%	20%	7%
Software impairment charge	11%	—%	100%
Operating income	—%	14%	(97)%
Other expense, net	10%	8%	26%
Income (loss) before income taxes	(10)%	6%	(285)%
Net income (loss)	(8)%	5%	(265)%
Net income attributable to the non-controlling interests	—%	4%	(95)%
Net income (loss) attributable to GCI, Inc.	(8)%	1%	(1,701)%

[1]Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, plus software impairment charge, plus imputed interest on financed devices, plus loss attributable to non-controlling interest resulting from New Markets Tax Credit transactions, and other non-cash adjustments (“Adjusted EBITDA”).  Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization expense, net interest expense and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  See Note 7 in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Overview of Revenues and Cost of Goods Sold
Total revenues increased 7% from $216.3 million in the three months ended March 31, 2014 to $231.1 million in the same period in 2015.  Revenue increased in our Wireline segment and decreased in our Wireless segment for the three months ended March 31, 2015 compared to the same period in 2014.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 4% from $71.8 million in the three months ended March 31, 2014 to $74.8 million in the same period in 2015.  Cost of Goods Sold decreased in our Wireless segment and increased in our Wireline segment for the three months ended March 31, 2015 compared to the same period in 2014. See the discussion below for more information by segment.

Wireless Segment Overview
Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 are as follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2015	2014	Change
Revenue	$59,204	62,517	(5)%
Cost of Goods Sold	$17,531	18,713	(6)%
Adjusted EBITDA	$37,387	38,022	(2)%

Wireless Segment Revenues
The decrease in revenue is primarily due to the following:

•
A $4.6 million decrease in fee revenue for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to our transition to a fixed percentage allocation of plan fee revenue from the Wireline segment following the February 2, 2015 close of the Wireless Acquisition partially off-set by the increase in wireless subscribers, and

•	A $1.6 million decrease in roaming revenue for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to decreased traffic from our roaming partners.

The decrease is partially off-set by a $2.0 million decrease in the wireless handset cash incentives to ACS for the three months ended March 31, 2015 when compared to the same period in 2014 for the sale of wireless handsets to their retail customers prior to the February 2, 2015 close of the Wireless Acquisition.

Wireless Segment Cost of Goods Sold
The decrease in Cost of Goods Sold is primarily due to the following:

•
A $2.3 million decrease in distribution and capacity costs for the three months ended March 31, 2015 when compared to the same period in 2014 primarily because we were able to extend an agreement with a customer which resulted in the resolution of certain issues and the release of the related reserve and reduction of long distance traffic used by our wireless customers, and

•	A $1.9 million decrease in roaming costs for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to better management of permanent roaming customers.

The decreases above are partially off-set by a $2.3 million increase in wireless equipment costs. The Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements for the three months ended March 31, 2014. The Wireless segment recorded a wireless equipment subsidy from January 1, 2015 through the close of the Wireless Acquisition. Following the close of the Wireless Acquisition and through March 31, 2015, the Wireless segment recorded a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network.

Wireless Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for the three months ended March 31, 2015 when compared to the same period in 2014 is primarily due to decreased revenue as described above in “Wireless Segment Revenues.” This decrease was partially offset by decreased Cost of Goods Sold as described above in “Wireless Segment Cost of Goods Sold” and in selling, general and administrative expenses.

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

The components of Wireline segment revenue for the three months ended March 31, 2015 and 2014 are as follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2015	2014	Change
Consumer
Wireless	$16,410	7,491	119%
Data	31,272	26,944	16%
Video	29,225	27,249	7%
Voice	7,801	8,445	(8)%
Business Services
Wireless	1,794	745	141%
Data	36,298	34,840	4%
Video	4,414	5,152	(14)%
Voice	10,706	11,741	(9)%
Managed Broadband
Data	28,876	25,829	12%
Voice	5,089	5,330	(5)%
Total Wireline segment revenue	$171,885	153,766	12%

Wireline segment Cost of Goods Sold and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 are as follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2015	2014	Change
Wireline segment Cost of Goods Sold	$57,237	53,061	8%
Wireline segment Adjusted EBITDA	$37,991	36,775	3%

Selected key performance indicators for our Wireline segment follow:

	March 31,		Percentage
	2015	2014	Change
Consumer
Data:
Cable modem subscribers[1]	121,700	116,400	5%
Video:
Basic subscribers[2]	114,700	118,000	(3)%
Digital programming tier subscribers[3]	62,300	66,900	(7)%
HD/DVR converter boxes[4]	109,900	101,200	9%
Homes passed	248,700	248,000	—%
Video ARPU - quarter-to-date[5]	$84.37	$76.98	10%
Voice:
Total local access lines in service[6]	53,400	59,800	(11)%
Business Services
Data:
Cable modem subscribers[1]	14,100	14,000	1%
Voice:
Total local access lines in service[6]	47,500	48,500	(2)%
Combined Consumer and Business Services
Wireless
Consumer Lifeline wireless lines in service[7]	26,300	29,500	(11)%
Consumer non-Lifeline wireless lines in service[8]	183,700	94,400	95%
Business Services non-Lifeline wireless lines in service[8]	28,600	18,500	55%
Total wireless lines in service	238,600	142,400	68%
Wireless ARPU - quarter-to-date[9]	$48.23	$50.01	(4)%
Cable Modem ARPU - quarter-to-date[10]	$83.93	$75.93	11%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period for the three months ended March 31, 2015 and 2014.
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
[9] The average of the monthly wireless revenues, excluding those from common carrier customers, divided by the number of wireless subscribers at the end of of each month for each of the months in the three months ended March 31, 2015. Average monthly wireless revenues, excluding those from common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period for the three months ended March 31, 2014. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[10] Applicable average monthly cable modem revenues divided by the average number of subscribers at the beginning and end of each month in the period for the three months ended March 31, 2015 and 2014.

Wireline Segment Revenues

Consumer
The individually significant items contributing to the increase in wireless revenue for the three months ended March 31, 2015 when compared to the same period in 2014 include:

•	A $3.5 million increase due to the acquisition of ACS' wireless subscribers following the February 2, 2015 close of the Wireless Acquisition,

•
$3.8 million due to an increase in the number of financed devices. In late 2014 we began encouraging our customers to purchase wireless devices through our financing program instead of subsidizing their device purchases. We offer a discount on the monthly plan fee for customers who choose to finance their device rather than buying a subsidized device, and

•	An increase in the number of subscribers not including those acquired from ACS.

The increase in data revenue is primarily due to a $4.2 million or 18% increase in cable modem revenue for the three months ended March 31, 2015 when compared to the same period in 2014, due to an increase in the number of subscribers and our subscribers’ selection of plans that offer higher speeds and higher included usage amounts.

Managed Broadband
The increase in data revenue for the three months ended March 31, 2015 when compared to the same period in 2014 is primarily due to a $3.1 million or 12% increase in monthly contract revenue for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers.

Wireline Segment Cost of Goods Sold
The individually significant items contributing to the increase in Wireline segment Cost of Goods Sold for the three months ended March 31, 2015 when compared to the same period in 2014 include:

•	A $2.1 million or 13% increase in video Cost of Goods Sold primarily due to increased rates paid to programmers,

•
A $1.8 million or 23% increase in wireless Cost of Goods Sold primarily due to an increase in the number of handsets sold partially offset by an increase in subsidies received from the Wireless segment for the purchase of wireless handsets. Subsequent to the initial AWN transaction close on July 22, 2013 and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements, and

•	A $0.9 million or 22% increase in the costs to provide services for Rural Health and SchoolAccess customers.

Wireline Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three months ended March 31, 2015 when compared to the same period in 2014 is primarily due to increased revenues as described above in "Wireline Segment Revenues." This increase is partially offset by an increase in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" and in selling, general and administrative expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 17% to $83.9 million for the three months ended March 31, 2015. Individually significant items contributing to the increase include:

•	A $6.8 million increase in costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN,

•	A $3.7 million increase in labor costs for the three months ended March 31, 2015, when compared to the same period in 2014, and

•	A $1.0 million increase in share-based compensation expense for the three months ended March 31, 2015, when compared to the same period in 2014.

As a percentage of total revenues, selling, general and administrative expenses increased from 33% for the three months ended March 31, 2014 to 36% for the three months ended March 31, 2015, respectively. The increase in selling, general, and administrative expenses as a percentage of total revenues is primarily due to the costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.9 million to $45.2 million in the three months ended March 31, 2015 compared to the same period in 2014.  The increases are primarily due to new assets placed in service in the last nine months of 2014 and in the first three months of 2015, partially offset by assets which became fully depreciated during the last nine months of 2014 and in the first three months of 2015.

Software Impairment Charge
Software impairment charge increased $26.4 million in the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to an impairment charge as discussed above in the General Overview section.

Other Expense, Net
Other expense, net of other income, increased $4.7 million to $23.0 million in the three months ended March 31, 2015 when compared to the same period in 2014. The increase was primarily due to a $1.6 million increase in interest expense attributable to increased borrowing on our Amended Senior Credit Facility that was partially off-set by a $2.6 million net loss from adjusting to fair value the assets included in the consideration transfered in the Wireless Acquisition and adjusting to fair value amendments to certain agreements related to the right to use ACS network assets.

Income Tax (Expense) Benefit
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

Income tax benefit totaled $4.5 million in the three months ended March 31, 2015. Our effective income tax rate was 20% in the three months ended March 31, 2015. Income tax expense totaled $1.2 million and our effective income tax rate was 10% in the three months ended March 31, 2014. Our effective income tax rate was lower in 2014 due to the inclusion of income attributable to the non-controlling interest in AWN in income before income tax expense and the exclusion of income taxes on income attributable to the non-controlling interest in AWN. We completed the Wireless Acquisition on February 2, 2015, after which ACS no longer has a non-controlling interest in AWN.

At March 31, 2015, we have income tax net operating loss carryforwards of $335.7 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $138.0 million associated with income tax net operating losses that were generated from 2000 to 2014 and that expire from 2020 to 2034, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, 2013, and 2014 and that expire in 2024 through 2027, 2033, and 2034, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax expense rate for financial statement purposes will be 18% to 23% in the year ending December 31, 2015.

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

As discussed in the General Overview section of this Item 2, on February 2, 2015, we completed the Wireless Acquisition to purchase ACS' wireless subscriber base and its one-third ownership interest in AWN for $293.2 million, subject to possible post-closing adjustments, and the termination or amendment of certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. Following the close of the transaction, AWN is our wholly owned subsidiary and we are entitled to 100% of the future cash flows from AWN.

To fund the purchase from ACS, on February 2, 2015, our wholly owned subsidiary, GCI Holdings, Inc., entered into a Fourth Amended and Restated Credit and Guarantee Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, that included $275.0 million of a Term B loan ("Amended Senior Credit Facility"). The interest rate under the Term B loan is London Interbank Offered Rate (“LIBOR”) plus 3.75%, with a 1% LIBOR floor. The Term B loan will mature on February 2, 2022 or December 3, 2020, if our Senior Notes due 2021 are not refinanced prior to such date.

On April 1 2015, we closed on the issuance of $450.0 million of new 6.875% Senior Notes due 2025 at an issue price of 99.105%. The net proceeds of the offering will be used to retire our existing 2019 Notes (see Note 6(b) of our December 31, 2014 annual report on Form 10-K). We paid closing costs totaling $7.7 million in connection with the offering, which will be recorded as deferred loan costs and will be amortized over the term of the 2025 notes. We expect to record a $27.7 million loss on extinguishment of debt on our Consolidated Statements of Operations in the second quarter of 2015.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized as follows (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Operating activities	$75,040	64,902
Investing activities	(326,262)	(41,200)
Financing activities	262,745	(15,057)
Net increase in cash and cash equivalents	$11,523	8,645

Operating Activities
The increase in cash flows provided by operating activities for the three months ended March 31, 2015, as compared to the same period in 2014, is primarily due to an increase in accrued interest and a decrease in accounts receivable due to the timing of receipt of payments.

Investing Activities
Net cash used in investing activities during the three months ended March 31, 2015, consists primarily of cash paid for the Wireless Acquisition and capital expenditures. Net cash used in investing activities during the three months ended March 31, 2014, consists primarily of cash paid for capital expenditures and an investment of $15.0 million for a 39% interest in a next generation carrier-class communications services firm that specializes in serving the energy exploration and production, oilfield service and midstream industries. Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $49.1 million and $28.2 million during the three months ended March 31, 2015 and 2014, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2015, we expect our 2015 core capital expenditures to total approximately $170.0 million. This estimate is based on purchases in 2015 regardless of the timing of cash payments.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2015, consists primarily of borrowings on our Amended Senior Credit Facility to fund the Wireless Acquisition.  Net cash used by financing activities for the three months ended March 31, 2014, consists primarily of distributions paid to ACS from AWN and repayments of Rural Utilities Service debt.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase GCI's common stock depending on various factors, such as market conditions.

Available Borrowings Under Amended Senior Credit Facility
Our Amended Senior Credit Facility includes a $240.0 million term loan, a $275.0 million Term B loan, and a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  We had $240.0 million and $275.0 million outstanding under the term loan and Term B loan, respectively, at March 31, 2015.  Under the revolving portion of the Amended Senior Credit Facility we have $22.5 million of letters of credit outstanding, which leaves $127.5 million available for borrowing as of March 31, 2015.  A total of $515.0 million is outstanding as of March 31, 2015.

Debt Covenants
We are subject to covenants and restrictions applicable to our $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021, our $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019, and our Amended Senior Credit Facility.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, GCI is currently authorized to make up to $111.4 million of repurchases as of March 31, 2015.  GCI is authorized to increase its repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During the three months ended March 31, 2015, we repurchased 1.1 million shares of GCI common stock, on GCI's behalf, under the stock buyback program at a cost of $16.1 million. The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Those policies considered to be critical accounting policies for 2015 are revenue recognition related to revenues from the Remote high cost, rural health, and schools and libraries USF programs, the allowance for doubtful receivables, impairment and useful lives of intangible assets, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our December 31, 2014 annual report on Form 10-K.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in Note 1 in the accompanying “Condensed Notes to Interim Consolidated Financial Statements” and in Part IV of our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Amended Senior Credit Facility carries interest rate risk.  Our Amended Senior Credit Facility consists of a term loan, Term B loan, and revolving credit facility. Amounts borrowed under the term loan bear interest at LIBOR plus 2.75% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility).  Amounts borrowed under the Term B loan bear interest at LIBOR plus 3.75%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of March 31, 2015, we have borrowed $515.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.2 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
In our December 31, 2014 annual report on Form 10-K we reported that we did not maintain effective internal control over financial reporting due to a material weakness associated with inadequately designed internal controls in our financial reporting process related to the calculation of our income tax expense during all quarters in 2014. During the three months ended 2015 we remediated our material weakness by strengthening the design and operation of our controls over the initial calculation and the review and approval of the calculation of our income tax expense. We reinforced to our staff that a heightened sense of awareness is needed during the initial preparation, as well as to any subsequent changes, and during analysis of the result.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 2, 2015, we purchased ACS’s wireless subscribers. As a result of this transaction, we are currently in the process of integrating new income streams. We are evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of our ongoing integration activities, and as a result, controls will be changed as needed.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Twenty-First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated February 26, 2015 # *
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Chief Financial Officer, Secretary and Treasurer *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Chief Financial Officer, Secretary and Treasurer *
101
The following materials from GCI, Inc.'s Quarterly Report on Form
10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholder's Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

#
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

GCI, INC.

Signature	Title	Date

/s/ Gregory F. Chapados	President and Director	May 8, 2015
Gregory F. Chapados	(Principal Executive Officer)

/s/ Peter J. Pounds	Chief Financial Officer, Secretary,	May 8, 2015
Peter J. Pounds	Treasurer, and Director (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	May 8, 2015
Lynda L. Tarbath	Officer (Principal Accounting Officer)