Form 10-K
period 2015-12-31
GCI INC
filed 2016-03-03
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b)
OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

GCI, INC.
A WHOLLY OWNED SUBSIDIARY OF GENERAL COMMUNICATION, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

Narrative Description of our Business

General
We are the largest Alaska-based communications provider as measured by revenues. We provide a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under our GCI brand. Due to the unique nature of the markets we serve, including harsh winter weather and remote geographies, our customers rely extensively on our systems to meet their communication and entertainment needs.

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

For the year ended December 31, 2015, we generated consolidated revenues of $978.5 million.  We ended the period with 227,800 wireless subscribers, 140,000 cable modem subscribers and 133,300 basic video subscribers.

Development of our Business During the Past Fiscal Year
Purchase of Alaska Communications System Group, Inc.'s Wireless Subscriber Base and Its Interest in The Alaska Wireless Network.  On February 2, 2015, we purchased Alaska Communications Systems Group, Inc.'s (“ACS”) interest in The Alaska Wireless Network, LLC ("AWN") and substantially all the assets of ACS and its affiliates related to ACS’s wireless operations (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we transfered to ACS a cash payment of $293.2 million excluding working capital adjustments and agreed to terminate or amend certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets include substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates. See Notes 1(d) and 6 included in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data."

You should see “Part I — Item 1. Business — Regulation” for regulatory developments.

Business Strategy
We intend to continue to increase Adjusted EBITDA, as defined in Note 10 in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data", using the following strategies:

Expand Our Product Portfolio and Footprint in Alaska. Throughout our history, we have successfully added and expect to continue to add new products to our product portfolio.  We have a demonstrated history of new product evaluation, development and deployment for our customers, and we continue to assess revenue-enhancing opportunities that create value for our customers.  Where feasible and where economic analysis supports geographic expansion of our network coverage, we are currently pursuing or expect to pursue opportunities to increase the scale of our facilities, enhance our ability to serve our existing customers’ needs and attract new customers. Additionally, due to the unique market conditions in Alaska, we, and in some cases our customers, participate in several federal (and to a lesser extent locally) subsidized programs designed to financially support the implementation and purchase of telecommunications services like ours in high cost areas. With these programs we have been able to expand our network into previously undeveloped areas of Alaska and, for the first time, offer comprehensive communications services in many rural parts of the state where we would not otherwise be able to construct facilities within appropriate return-on-investment requirements.

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

Description of our Business by Reportable Segment

Overview
Our two reportable segments are Wireless and Wireline.  Our Wireless segment provides wholesale wireless services to wireless carriers. Our Wireline segment offers services and products under three major customer groups as follows:

Customer Group
Wireline Segment Services and Products	Consumer	Business Services	Managed Broadband

Retail wireless	X	X

Data:
Internet	X	X	X
Data networks		X	X
Managed services		X	X

Video	X	X

Voice:
Long-distance	X	X	X
Local access	X	X	X

•	Consumer – we offer a full range of retail wireless, data, video, and voice services to residential customers.

•
Business Services – we offer a full range of wireless, data, video, voice, and managed services to businesses, governmental entities, and educational institutions and wholesale data and voice services to common carrier customers.

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

Wireless Segment
Wireless segment revenues for 2015, 2014 and 2013 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Wireless segment revenues[1]	$267,676	269,977	197,218
[1]  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Wireless segment.

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

Facilities
We own and operate a statewide network providing voice and data services to the urban and rural communities of Alaska. Our statewide wireless network provides 2G GSM/EDGE service, 2G CDMA, 3G UMTS/HSPA+, EVDO, and 4G LTE data service. We continue to expand and upgrade these services to provide a modern network for Alaska. We own and operate Wi-Fi access points that create a Wi-Fi network branded as TurboZone in Anchorage, Fairbanks, Juneau, Kenai-Soldotna, Matanuska-Susitna Valley, and other areas of the State ("TurboZone").

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

Major Customer
Verizon was the only major customer of the Wireless segment in 2015 and 2014. We had no Wireless segment major customers in 2013.

Wireline Segment
Wireline segment revenues for 2015, 2014 and 2013 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Wireline segment revenues[1]	$710,858	640,221	614,430
[1]  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Wireline segment.

Services and Products
Our Wireline segment offers services and products to three major customer groups as follows:

•	Consumer - We offer a full range of retail wireless, data, video, and voice services to residential customers.

•
Business Services - We offer a full range of retail wireless, data, video, and voice services to businesses, governmental entities, and educational institutions and wholesale data and voice services to common carrier customers. Additionally, we sell advertising on our broadcast television stations and cable network.

•
Managed Broadband - We offer data and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

Sales and Marketing
We offer our services directly to consumer and business customers through our call center, direct mail advertising, television advertising, Internet advertising, local media advertising, and through our retail stores. Our sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sell opportunities. We sell our managed services, wholesale data and voice services, and data services to rural schools and health organizations through direct contact marketing.

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

Our video businesses are located throughout Alaska and serve the majority of the population. Our facilities include hybrid-fiber-coax plant and head-end distribution equipment. The majority of our locations on the fiber routes are served from head-end distribution equipment in Anchorage.  All of our cable systems are completely digital.

Our dedicated Internet access and Internet protocol data services are delivered to an Ethernet port located at the service end-point.  Our management platform continuously monitors the network and service end-points for performance. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance.  The management platform has the capability to remotely access network elements and service end-points, permitting changes in configuration without the need to physically be at the service end-point.  This management platform allows us to offer network monitoring and management services to businesses and governmental entities.

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

Data Services and Products Competition
The Internet industry is highly competitive, rapidly evolving and subject to constant technological change.  Competition is based upon price and pricing plans, service bundles, the types of services offered, the technologies used, customer service, billing services, and perceived quality, reliability and availability.  We compete with other providers some of which are headquartered outside of Alaska and have substantially greater financial, technical and marketing resources than we do.

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

Competitive forces may be counteracted by offering expanded programming through digital services.  Digital delivery technology is being utilized in all of our systems.  We have retransmission agreements with various broadcasters and provide for the uplink/downlink of their signals into certain of our systems, and local programming for our customers.  Additionally, our ownership of television stations provides us the opportunity to create unique content for our subscribers.

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

Voice Services and Products Competition
Our most significant competition for local access and long-distance comes from wireless substitution and voice over Internet protocol services. Wireless local number portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers.  A growing number of consumers now use wireless service as their primary voice phone service for local calling. We also compete against Incumbent Local Exchange Carriers ("ILECs"), long-distance resellers and certain smaller rural local telephone companies for local access and long-distance. We have competed by offering what we believe is excellent customer service and by providing desirable bundles of services.

See “Regulation — Wireline Voice Services and Products” below for more information.

Seasonality
Our Wireline segment services and products do not exhibit significant seasonality.  Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow and short daylight hours.

Major Customer
We had no Wireline segment major customers in 2015, 2014 or 2013.

Sales and Marketing – Company-wide
Our sales and marketing strategy hinges on our ability to leverage (i) our unique position as an integrated provider of multiple communications, data and video services, (ii) our well-recognized and respected brand names in the Alaskan marketplace and (iii) our leading market positions in the services and products we offer.  By continuing to pursue a marketing strategy that takes advantage of these characteristics, we believe we can increase our customer market penetration and retention rates, increase our share of our customers’ aggregate voice, video, data and wireless services expenditures and managed services expenditures, and achieve continued growth in revenues and operating cash flow.

Environmental Regulations
We undertake activities that may, under certain circumstances, affect the environment. Accordingly, they may be subject to federal, state, and local laws designed to preserve or protect the environment, including the Clean Water Act and the Emergency Planning and Community Right-to-Know Act.  The Federal Communications Commission ("FCC"), Bureau of Land Management, U.S. Forest Service, U.S. Fish and Wildlife Service, U.S. Army Corps of Engineers, and National Park Service are among the federal agencies required by the National Environmental Policy Act of 1969 and National Historic Preservation Act to consider the environmental impact of actions they authorize, including facility construction.

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

Commercial mobile radio service wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting, construction, modification, and registration of antenna structures on which our antennas and associated equipment are located and are also subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from wireless handsets and antennas.

Universal Service. The High Cost Program of the Universal Service Fund ("USF") pays Eligible Telecommunications Carriers ("ETCs") to support the provision of facilities-based wireless telephone service in high cost areas. A wireless carrier may seek ETC status so that it can receive support from the USF.  Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireless telephone service in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireless telephone services, and our net cost of providing wireless telephone services in these areas would be materially adversely affected.

On November 29, 2011, the FCC released rules reforming the methodology for distributing USF high cost support for voice and broadband services, as well as the access charge regime for terminating traffic between carriers.  Support for competitive eligible telecommunications carriers (“CETCs”) serving areas that generally include Anchorage, Fairbanks, and Juneau followed national reforms and had support per provider per service area capped as of January 1, 2012, and a five-step phase-down commenced on July 1, 2012, which is currently frozen pending the adoption of a successor mechanism.  Support to Remote Alaska locations was capped as of January 1, 2012 and is being distributed on a per-line basis until the implementation of a successor funding mechanism. A further rulemaking process to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on high cost support available to us, but our revenue for providing services in these areas would be materially adversely affected by a substantial reduction of USF support.

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

Emergency 911. The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 (“E911”) services that provide to local public safety dispatch agencies the caller’s phone number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location, either by means of network-based or handset-based technologies, within accuracy parameters revised by the FCC, to be implemented over a phase-in period.  Due to Alaska’s relatively low population and low cell-site densities, we have excluded certain areas from E911 coverage where cell triangulation is not feasible, pursuant to FCC rule.  We have also filed for a waiver, which remains pending, for remaining areas where triangulation may be technically feasible, but where the cell-site densities are insufficient to reach the FCC’s standard. We received a separate waiver regarding the FCC’s recently adopted text-to-911 rules due to technical limitations in our network and the inability of vendors to provide a workable solution, but have since developed a text-to-911 technical solution and have certified to the FCC that we are now capable of meeting the FCC requirements. Providers may not demand cost recovery as a condition of providing E911, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments.

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

Internet-based Services and Products
General. There is no one entity or organization that governs the global operation of the Internet. Each facilities-based network provider that is interconnected with the global Internet controls operational aspects of their own network. Certain functions, such as IP addressing, domain name routing, and the definition of the TCP/IP protocol, are coordinated by an array of quasi-governmental, intergovernmental, and non-governmental bodies. The legal authority of these bodies is not precisely defined.

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

The RCA previously regulated the basic service tier on our video system in Juneau. On June 3, 2015, the FCC adopted a rebuttable presumption that cable providers are subject to Effective Competition, and the RCA did not rebut that presumption by the filing deadline set by the new rules. Because the RCA did not rebut the presumption, we can now unwind our informational tariff in Juneau, with proper customer notice under the FCC rules, and apply our statewide basic service tier pricing in Juneau. The RCA does not regulate rates for cable modem service.

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

AllVid Proceeding. On April 21, 2010, the FCC adopted a Notice of Inquiry to consider ways to develop a standardized interface for accessing video content, as an alternative to set-top boxes.  Adoption of new rules or standards in this area could affect the manner in which we deliver video products to our customers.  Pursuant to

STELAR, the FCC has convened a Downloadable Security Technical Advisory Committee (“DSTAC”) to consider and recommend performance objectives, technical capabilities and technical standards to promote competitive availability of navigation devices. DSTAC released a report dated August 28, 2015 that presented two proposals for handling non-security elements of set-top boxes, called the “Application-based proposal” and the “Competitive Navigation” proposal (also called “AllVid”).  The FCC adopted proposed “AllVid” rules on Feb. 18, 2016 which, among other things, mandate that multichannel video programmer distributors ("MVPD") use information flows that allow manufacturers, retailers, and other companies that are not affiliated with an MVPD to design and build competitive navigation devices.  GCI joined a coalition opposing the proposed rules.  We are unable to predict how this will proceed or if the FCC will take action on the proposed rules after conclusion of the comment period.

Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators. The RCA, however, does not use the federal formula and instead has adopted its own formula that has been in place since 1987. This formula could be subject to further revisions upon petition to the RCA.  In addition, on April 7, 2011, the FCC adopted an order to rationalize different pole attachment rates among types of services, and on November 17, 2015, took further steps to bring telecommunications and cable pole attachment rates into parity. Though the general purpose of the rule changes was to ensure pole attachment rates as low and as uniform as possible, we do not expect the rules to have an immediate impact on the terms under which we access poles. In addition, because the RCA has adopted its own formula, the FCC’s reclassification of broadband service as a “telecommunications service” is not anticipated to have any near-term impact.  We cannot predict the likelihood of the RCA changing its formula, adopting the federal formula, or relinquishing its oversight of pole attachments to the FCC, any of which could increase the cost of our operations.

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

Wireline Voice Services and Products
General. As an interexchange carrier, we are subject to regulation by the FCC and the RCA as a non-dominant provider of interstate, international, and intrastate long-distance services.  As a state-certificated competitive local exchange carrier, we are subject to regulation by the FCC and the RCA as a non-dominant provider of local communications services.  Military franchise requirements also affect our ability to provide communications services to military bases.

Universal Service. The USF pays ETCs to support the provision of facilities-based wireline telephone service in high cost areas. Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireline local exchange service in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireline telephone services, and our net cost of providing local telephone services in these areas would be materially adversely affected. See “Description of Our Business by Reportable Segment - Regulation - Wireless Services and Products - Universal Service” for information on USF reform.

Rural Exemption and Interconnection. A Rural Telephone Company is exempt from compliance with certain material interconnection requirements under Section 251(c) of the 1996 Telecom Act, including the obligation to negotiate Section 251(b) and (c) interconnection requirements in good faith, unless and until a state regulatory commission lifts such “rural exemption” or otherwise finds it not to apply.  All ILECs in Alaska are Rural Telephone Companies except ACS in its Anchorage study area.  We participated in numerous proceedings regarding the rural exemptions of various ILECs in order to achieve the necessary interconnection agreements with the remaining ILECs. In other cases the interconnection agreements were reached by negotiation without regard to the implications of the ILEC’s rural exemption.

We have completed negotiation and/or arbitration of the necessary interconnection provisions and the RCA has approved current wireline Interconnection Agreements between GCI and all of the major ILECs.  We have entered all of the major Alaskan markets with local access services.

See “Description of Our Business by Reportable Segment — Wireline — Competition — Voice Services and Products Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks.  On November 29, 2011, the FCC released rules to restructure and reduce over time originating interstate access charges, along with a proposal to adopt similar reforms applicable to terminating interstate access charges.  We do not anticipate that the adopted changes, for which implementation began in 2012, will have a material impact on our operations, except that the reduction of interstate access rates generally will result in a cost savings on access charges to us.  However, the details of implementation in general and between different classes of technology continue to be addressed, and they could affect the economics of some aspects of our business.  We cannot predict at this time the impact of this implementation or future implementation of adopted reforms, but we do not expect it to have a material adverse impact on our operations.

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

Rural Health Care Program. On December 12, 2012, the FCC created the Healthcare Connect Fund to supplement the existing Rural Health Care Program of the USF.  Healthcare providers can choose to participate under either the existing Rural Health Care Program or the new Healthcare Connect Fund.  We cannot predict at this time the impact of this change but we do not expect it to have a material adverse impact on our operations.

Schools and Libraries Program. On July 11 and December 11, 2014, the FCC adopted orders modernizing the USF Schools and Libraries Program ("E-Rate"). These orders, among other things, increased the annual E-Rate cap by approximately $1.5 billion, designated funds for internal connections within schools and libraries, and eliminated funding for certain legacy services, such as voice, to increase the availability of 21st century connectivity to support digital learning in schools nationwide. These orders did not have a material effect on the overall E-Rate support available to our schools and libraries customers, and therefore did not materially affect our revenue from such customers.

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

Employees
We employed 2,370 persons as of December 31, 2015, and we are not subject to any collective bargaining agreements with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

There is substantial competition in the telecommunications and entertainment industries.  Through mergers and various service integration strategies, major providers are striving to provide integrated communications services offerings within and across geographic markets.  We face increased wireless services competition from national carriers in the Alaska market and increasing video services competition from DBS providers and over-the-top content providers who are often able to offer more flexible subscription packages and exclusive content.

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

Our wholesale customers including our major roaming customers may construct facilities in locations where they contract with us to use our network to provide service on their behalf. We would experience a decline in revenue and net income if any of our wholesale customers constructed or expanded their existing networks in places where service is provided on our network. Some of our wholesale customers have greater access to financial, technical, and other resources than we do. We expect to negotiate long-term contracts with such customers to offer competitive alternatives while retaining significant traffic on our network. We cannot predict whether such negotiations will be successful. Our inability to negotiate such contracts could have a material adverse effect on our business, financial condition and results of operations.

For more information about competition by segment, see the sections titled “Competition” included in “Part 1 — Item 1 — Business — Description of our Business by Reportable Segment.”

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

Some of our competitors have national networks which enable them to offer nationwide coverage to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services.

The FCC requires commercial mobile radio service providers to provide roaming, upon request, for voice and SMS text messaging services on just, reasonable and non-discriminatory terms.  The FCC also requires carriers to offer data roaming services. The rules do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates.  If we were to lose the benefit of one or more key roaming or wholesale agreements unexpectedly, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and data roaming services for our customers or may be unable to provide such services on a cost-effective basis.  Our inability to obtain new or replacement roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our turnover and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

We may be unable to successfully complete the integration of the wireless subscribers acquired from ACS in the Wireless Acquisition or we may be unable to realize the remaining anticipated synergies.

On February 2, 2015, we completed the Wireless Acquisition which included the acquisition of wireless subscribers from ACS. Our business may be negatively impacted if we are unable to effectively complete the integration of the new wireless subscribers or recognize the remaining expected synergies. The integration that followed the subscriber acquisition continues to require significant time and focus from management and diverts attention from the day-to-day operations of our other businesses and our strategic objectives. Integration difficulties and an inability to realize the remaining anticipated synergies could have an adverse effect on our business, financial condition, and results of operations.

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

The FCC, together with the Federal Aviation Administration, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation.  The FCC requires local notice in any community in which it is seeking FCC Antenna Structure Registration to build a tower.  Local notice provides members of the community with an opportunity to comment on or challenge the tower construction for environmental reasons.  This rule could cause delay for certain tower construction projects.

Internet Services. On February 26, 2015, the FCC adopted an order reclassifying Internet service as a telecommunications service under Title II of the Communications Act. The order prohibits broadband providers from blocking or throttling most lawful public Internet traffic, and from engaging in paid prioritization of that traffic.  The order also strengthens transparency rules, which require accurate and truthful service disclosures, sufficient for consumers to make informed choices, for example, about speed, price and fees, latency, and network management practices.  The order allows broadband providers to engage in reasonable network management, including using techniques to address traffic congestion. The new rules apply equally to wired and wireless broadband services. The order refrains from imposing rate regulation or tariff requirements on broadband services.

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

For more information about Regulations affecting our operations, see “Part 1 —Item 1 — Business — Regulation.”

Loss of our ETC status would disqualify us for USF support.

The USF pays support to ETCs to support the provision of facilities-based wireline and wireless telephone service in high cost areas.  If we were to lose our ETC status in any of the study areas where we are currently an authorized ETC whether due to legislative or regulatory reform or our failure to comply with applicable laws and regulations, we would be ineligible to receive USF support for providing service in that area.  Loss of our ETC status could have an adverse effect on our business, financial position, results of operations or liquidity.

Revenues and accounts receivable from USF support may be reduced or lost.

We receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 19%, 19%, and 18% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  We had USF net receivables of $98.1 million and $109.6 million at December 31, 2015 and 2014, respectively.  The programs are subject to change by regulatory actions taken by the FCC or legislative actions.  Changes to any of the USF programs that we participate in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on our business, financial position, results of operations or liquidity.

See “Description of Our Business by Reportable Segment — Regulation — Wireless Services and Products — Universal Service” and “Description of Our Business by Reportable Segment — Regulation — Wireline Voice Services and Products — Universal Service” for more information.

Programming expenses for our video services are increasing, which could adversely affect our business.

We expect programming expenses for our video services to continue to increase in the foreseeable future.  The multichannel video provider industry has continued to experience an increase in the cost of programming, especially sports programming and costs to retransmit local broadcast stations.  As we add programming to our video services or if we choose to distribute existing programming to our customers through additional delivery platforms, we may incur increased programming expenses.  If we are unable to raise our customers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our business, financial condition, or results of operations.  Moreover, as our contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such content as part of our video services and our business could be adversely affected.

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

We offer wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska.  The economy of Alaska is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism.  Oil prices have dropped precipitously recently which has put significant pressure on the Alaska state government budget since the majority of its revenues come from the oil industry. While the Alaska state government has significant reserves that we believe will help fund the state government for the next couple of years, major structural budgetary reforms will need to be implemented in order to offset the impact of declining oil prices. Prolonged periods of low oil prices will adversely impact the Alaska economy, which in turn could have an adverse impact on the demand for our products and services and on our results of operations and financial condition. In addition, if the Alaska state government fails to implement appropriate structural budgetary reforms, we may potentially have to reduce our capital expenditures, which in turn could limit our opportunities for future growth.

Additionally, the customer base in Alaska is limited and we have already achieved significant market penetration with respect to our service offerings in Anchorage and other locations in Alaska. We may not be able to continue to increase our market share of the existing markets for our services, and no assurance can be given that the Alaskan economy will grow and increase the size of the markets we serve or increase the demand for the services we offer.  As a result, the best opportunities for expanding our business may arise in other geographic areas such as the lower 49 states.  There can be no assurance that we will find attractive opportunities to grow our businesses outside of Alaska or that we will have the necessary expertise to take advantage of such opportunities.  The markets in Alaska for wireless and wireline telecommunications and video services are unique and distinct within the United States due to Alaska’s large geographical size, its sparse population located in a limited number of clusters, and its distance from the rest of the United States.  The expertise we have developed in operating our businesses in Alaska may not provide us with the necessary expertise to successfully enter other geographic markets.

Natural or man-made disasters or terrorist attacks could have an adverse effect on our business.

Our technical infrastructure (including our communications network infrastructure and ancillary functions supporting our network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. As a communications provider, there is an increased risk that our technological infrastructure may be targeted in connection with terrorism or cyberattacks, either as a primary target, or as a means of facilitating additional attacks on other targets.

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

Cyberattacks or other network disruptions could have an adverse effect on our business.

Cyberattacks against our technological infrastructure or breaches of network information technology may cause equipment failures, disruption of our operations, and potentially unauthorized access to confidential customer data. Cyberattacks, which include the use of malware, computer viruses, and other means for service disruption or unauthorized access to confidential customer data, have increased in frequency, scope, and potential harm for businesses in recent years. It is possible for such cyberattacks to go undetected for an extended period of time, increasing the potential harm to our customers, our assets, and our reputation.

To date, we have not been subject to cyberattacks or network disruptions that individually or in the aggregate, have been material to our operations or financial condition. Nevertheless, we engage in a variety of preventive measures at an increased cost to us, in order to reduce the risk of cyberattacks and safeguard our infrastructure and confidential customer information. Such measures include, but are not limited to the following industry best practices: application whitelisting, anti-malware, message and spam filtering, encryption, advanced firewalls, threat detection, and URL filtering. Despite these preventive and detective actions, our efforts may be insufficient to repel a major cyberattack or network disruption in the future.

Some of the most significant risks to our information technology systems, networks, and infrastructure include:

•	Cyberattacks that disrupt, damage, and gain unauthorized access to our network and computer systems including data breaches caused by criminal or terrorist activities;

•	Undesired human actions including intentional or accidental errors;

•	Malware (including viruses, worms, cryptoware, and Trojan horses), software defects, unsolicited mass advertising, denial of service, and other malicious or abusive attacks by third parties;

•	Unauthorized access to our information technology, billing, customer care, and provisioning systems and networks and those of our vendors and other providers; and,

•	Disruptions and damage caused by natural disasters, power surges, or equipment failure.

If hackers or cyberthieves gain improper access to our technology systems, networks, or infrastructure, they may be able to access, steal, publish, delete, misappropriate, modify or otherwise disrupt access to confidential customer data. Moreover, additional harm to customers could be perpetrated by third parties who are given access to the confidential customer data. Relatedly, a network disruption (including one resulting from a cyberattack) could cause an interruption or degradation of service as well as permit access, theft, publishing, deletion, misappropriation, or modification to or of confidential customer data. Due to the evolving techniques used in cyberattacks to disrupt or gain unauthorized access to technology networks, we may not be able to anticipate or prevent such disruption or unauthorized access.

The costs imposed on us as a result of a cyberattack or network disruption could be significant. Among others, such costs could include increased expenditures on cyber security measures,litigation, fines, and sanctions, lost revenues from business interruption, and damage to the public’s perception regarding our ability to provide a secure service. As a result, a cyberattack or network disruption could have a material adverse effect on our business, financial condition, and operating results.

Increases in data usage on our wired and wireless networks may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these newer services continues to grow, our customers will likely use more bandwidth than in the past. Additionally, new wireless handsets and devices may place a higher demand for data on our wireless network. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected areas. While we believe demand for these services may drive customers to pay for faster speeds, competitive or regulatory constraints may preclude us from recovering the costs of the necessary network investments which could result in an adverse impact to our business, financial condition, and operating results.

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

We have and will continue to have a significant amount of debt and capital lease obligations.  On December 31, 2015, we had long-term debt of $1,290.0 million and long-term capital lease obligations of $59.7 million. Our high level of debt and capital lease obligations could have important consequences, including the following:

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

When our Senior Credit Facility and Senior Notes mature, we will likely need to refinance them and may not be able to do so on favorable terms or at all. If we are able to refinance maturing indebtedness, the terms of any refinancing or alternate credit arrangements may contain terms and covenants that restrict our financial and operating flexibility.

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

In order to manage our exposure to interest rate risk, in the future, we may enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely affect our cash flow and may impact our ability to make required principal and interest payments on our indebtedness.

Any significant impairment of our indefinite-lived intangible assets would lead to a decrease in our assets and a reduction in our net operating performance.

We had $520.3 million of indefinite-lived intangible assets at December 31, 2015, consisting of goodwill of $239.3 million, cable certificates of $191.6 million, wireless licenses of $86.3 million and broadcast licenses of $3.1 million.  Our cable certificates represent agreements with government entities to construct and operate a video business.  Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  Our broadcast licenses represent permission to use a portion of the radio frequency spectrum in a given geographical area for broadcasting purposes. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions.

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

GCI, Inc. as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, all discussions regarding income taxes reflect the consolidated group's activity. At December 31, 2015, we have tax net operating loss carryforwards of $340.5 million for U.S. federal income tax purposes and, under the Internal Revenue Code, we may carry forward these net operating losses in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If GCI experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when its market capitalization is below a certain level, our ability to use the net operating loss carryforwards could be substantially limited. This limit could impact the timing of the usage of the net operating loss carryforwards, thus accelerating cash tax payments or causing net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset.

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

As of December 31, 2015, GCI's executive officers and directors and their affiliates owned 14% of its combined outstanding Class A and Class B common stock, representing 24% of the combined voting power of that stock.  These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to GCI's Board.

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

Our Wireline and Wireless segments have properties that consist primarily of undersea and terrestrial fiber optic cable networks, switching equipment, satellite transponders and earth stations, microwave radio, cable and wire facilities, cable head-end equipment, wireless towers and equipment, coaxial distribution networks, connecting lines (aerial, underground and buried cable), routers, servers, transportation equipment, computer equipment, general office equipment, land, land improvements, landing stations and other buildings.  See Note 4 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information on our properties. Substantial amounts of our properties are located on or in leased real property or facilities.  Substantially all of our properties secure our Senior Credit Facility.  See Note 6 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information on our Senior Credit Facility.

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

Item 6. Selected Financial Data
The following table presents selected historical information relating to financial condition and results of operations over the past five years.

	Years Ended December 31,
	2015	2014	2013	2012	2011
(Amounts in thousands)
Revenues	$978,534	910,198	811,648	710,181	679,381
Income (loss) before income taxes	$(9,951)	69,273	42,684	21,250	12,891
Net income (loss)	$(10,032)	59,244	31,727	9,162	5,486
Net income (loss) attributable to non-controlling interest	$159	51,687	22,321	(511)	(238)
Net income (loss) attributable to GCI, Inc. common stockholder	$(10,191)	7,557	9,406	9,673	5,724
Total assets[1]	$1,982,308	2,002,378	1,972,054	1,489,719	1,429,108
Long-term debt, including current portion and net of unamortized discount	$1,293,296	1,036,678	1,047,980	877,051	861,272
Obligations under capital leases, including current portion	$68,359	76,456	74,605	80,612	86,054
Total GCI, Inc. stockholder's equity	$179,097	167,356	157,144	153,272	155,682
Dividends declared per common share	$—	—	—	—	—
[1] Total assets have been recast as if we had adopted Accounting Standards Update 2015-17 as of December 31, 2011. See Note 1(f) included in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data" for additional information on ASU 2015-17.

The Selected Financial Data should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those described in Note 1(ad) in the "Notes to Consolidated Financial Statements" included in Part IV of of this annual report on Form 10-K. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

GCI, Inc. was incorporated under the laws of the State of Alaska in 1997 to affect the issuance of Senior Notes. GCI, Inc., a wholly owned subsidiary of GCI, received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. Shares of GCI’s Class A common stock are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol of GNCMA. Shares of GCI’s Class B common stock are traded on the OTCQX market. Shares of GCI, Inc.’s common stock are wholly owned by GCI and are not publicly traded. The GCI and GCI, Inc. consolidated financial statements include substantially the same account activity.

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

Update on Economic Conditions
We offer wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska.  The economy of Alaska is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism.  Oil prices have dropped precipitously recently which has put significant pressure on the Alaska state government budget since the majority of its revenues come from the oil industry. While the Alaska state government has significant reserves that we believe will help fund the state government for the next couple of years, major structural budgetary reforms will need to be implemented in order to offset the impact of declining oil prices. Prolonged periods of low oil prices will adversely impact the Alaska economy, which in turn could have an adverse impact on the demand for our products and services and on our results of operations and financial condition. In addition, if the Alaska state government fails to implement appropriate structural budgetary reforms, we may potentially have to reduce our capital expenditures, which in turn could limit our opportunities for future growth.

Major Developments
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

Under the terms of the Wireless Agreement, we contributed our wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN. As consideration for the contributed business assets and liabilities, ACS received $100.0 million in cash from GCI, a one-third ownership interest in AWN, and preferential distributions totaling $0.8 million, $50.0 million, and $22.0 million in 2015, 2014, and 2013, respectively. As part of closing, we borrowed $100.0 million under our Senior Credit Facility to fund the purchase of wireless network assets from ACS.

On February 2, 2015, we purchased ACS' interest in AWN and substantially all the assets of ACS and its affiliates related to ACS’s wireless operations (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we transfered to ACS a cash payment of $293.2 million excluding working capital adjustments and agreed to terminate or amend certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets include substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates. Following the close of the Wireless Acquisition, AWN is a wholly owned subsidiary and we are entitled to 100% of the future cash flows from AWN. We funded the purchase with a $275.0 million Term B loan under our Senior Credit Facility and a contribution from GCI.

As an ETC, we receive support from the USF for the provision of wireless and wireline local access service in high cost areas. The high cost support methodology segregates the Remote areas in Alaska from the support methodology for all urban areas, including Alaska Urban locations. Our future revenue recognition for both Remote and Urban high cost support is dependent upon the functionality and timing of an operational successor funding mechanism. Rulemaking is underway to consider a successor funding mechanism. We cannot predict at this time the outcome of this proceeding or its effect on high cost support available to us, but our revenue for providing services in these areas would be materially adversely affected by a substantial reduction of USF support.

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Year Ended December 31,			Percentage Change[1] 2015 vs. 2014	Percentage Change[1] 2014 vs. 2013
	2015	2014	2013
Statements of Operations Data:
Revenues:
Wireless segment	27%	30%	24%	(1)%	37%
Wireline segment	73%	70%	76%	11%	4%
Total revenues	100%	100%	100%	8%	12%
Selling, general and administrative expenses	35%	32%	33%	15%	8%
Depreciation and amortization expense	19%	19%	18%	7%	16%
Software impairment charge	3%	—%	—%	100%	—%
Operating income	11%	16%	14%	(26)%	27%
Other expense, net	12%	8%	9%	56%	6%
Income (loss) before income taxes	(1)%	8%	5%	(114)%	62%
Net income (loss)	(1)%	7%	4%	(117)%	87%
Net income (loss) attributable to non-controlling interests	—%	6%	3%	(100)%	132%
Net income (loss) attributable to GCI, Inc.	(1)%	1%	1%	(235)%	(20)%
[1] Percentage change in underlying data

We evaluate performance and allocate resources based on Adjusted EBITDA, which is defined as earnings plus imputed interest on financed devices before:
•Net interest expense,
•Income taxes,
•Depreciation and amortization expense,
•Loss on extinguishment of debt,
•Software impairment charge,
•Share-based compensation expense,
•Accretion expense,
•Loss attributable to non-controlling interest resulting from NMTC transactions,
•Gains and impairment losses on equity and cost method investments, and
•Other non-cash adjustments.

Management believes that this measure is useful to investors and other users of our financial information in understanding and evaluating operating performance as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected Adjusted EBITDA are used to estimate current or prospective enterprise value.

Overview of Revenues and Cost of Goods Sold
Total revenues increased 12% from $811.6 million in 2013 to $910.2 million in 2014 and increased 8% to $978.5 million in 2015.  Revenue increased in our Wireline segment and decreased in our Wireless segment in 2015. Revenue increased in both segments in 2014. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 8% from $280.5 million in 2013 to $302.7 million in 2014 and increased 6% to $322.3 million in 2015. Cost of Goods Sold decreased in our Wireless segment and increased in our Wireline segment in 2015.  Cost of Goods Sold decreased in our Wireline segment and increased in our Wireless segment for 2014. See the discussion below for more information by segment.

Wireless Segment Overview
The Wireless segment was impacted by the Wireless Acquisition discussed above in the General Overview section. From the formation of AWN in 2013 to the close of the Wireless Acquisition on February 2, 2015, AWN provided wholesale services to GCI and ACS and roaming services to other wireless carriers. During that time, AWN received a portion of revenue from GCI and ACS' retail wireless customers. Additionally, AWN paid an incentive to GCI and ACS for the sale of wireless handsets to their respective retail customers. Following the close of the Wireless Acquisition, the Wireless segment continues to provide roaming services to other wireless carriers and provides wholesale services to the Wireline segment for which it receives a portion of revenue from wireless retail customers. Additionally, the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network.

Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA are as follows (amounts in thousands):

	2015	2014	2013	Percentage Change 2015 vs. 2014	Percentage Change 2014 vs. 2013
Revenue	$267,676	269,977	197,218	(1)%	37%
Cost of Goods Sold	$70,899	90,920	68,086	(22)%	34%
Adjusted EBITDA	$179,199	158,159	109,609	13%	44%

See Note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for information on the change in the calculation of Adjusted EBITDA and a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Wireless Segment Revenues
The decrease in revenue for 2015 is primarily due to a $26.2 million decrease in plan fee revenue due to our transition to a fixed percentage allocation of plan fee revenue from the Wireline segment following the February 2, 2015 close of the Wireless Acquisition.

The decrease is partially offset by the following:

•	A $14.2 million increase in roaming revenue primarily due to increased traffic from our roaming partners, and

•
A $8.6 million decrease in the contra-revenue wireless handset cash incentives to ACS for the sale of wireless handsets to their retail customers prior to the February 2, 2015 close of the Wireless Acquisition.

Although roaming and backhaul revenues continued to be strong through 2015, we expect roaming and backhaul revenues to decrease by $49.0 million to $59.0 million in 2016 due to long-term roaming agreements we have entered into with our our largest roaming partners.

The increase in revenue for 2014 is primarily due to the following:

•	A $29.1 million increase in roaming revenue primarily due to the July 22, 2013 close of the initial AWN transaction,

•	A $27.0 million increase in non-Lifeline wholesale plan fee revenue primarily due to the July 22, 2013 close of the initial AWN transaction,

•	A $11.7 million increase in high cost support primarily due to the July 22, 2013 close of the initial AWN transaction,

•	A $7.3 million increase in private line revenue due to increased demand for backhaul capacity.

The increase is partially offset by a $2.5 million increase in the contra-revenue wireless handset cash incentives to ACS in 2014 for the sale of wireless handsets to their retail customers due to the July 22, 2013 close of the initial AWN transaction.

Wireless Segment Cost of Goods Sold
The decrease in Cost of Goods Sold for 2015 is primarily due to the following:

•	A $10.1 million decrease in roaming costs due to better management of our roaming customers,

•	A $9.6 million decrease in wireless equipment costs. The Wireless segment gave a wireless equipment subsidy to the Wireline segment in accordance with the AWN agreements in 2014. This subsidy was discontinued following the February 2, 2015 close of of the Wireless Acquisition, but the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network which partially offset the decrease. We do not expect the Wireless segment to incur any wireless equipment costs in 2016 as all such costs will be recorded in the Wireline segment in 2016, and

•
A $4.8 million decrease in distribution and capacity costs primarily because we were able to extend an agreement with a vendor which resulted in the resolution of certain issues and the release of the related reserve and a reduction in capacity costs and costs to terminate long distance traffic.

The decrease is partially offset by a $4.2 million increase in network maintenance costs primarily due to the the expansion of our network and an increase in the utility and operating costs.

We continue to work with our roaming partners to manage our roaming costs. We primarily control our roaming costs through multi-year contracts with our roaming partners that allow our retail wireless customers to roam on their networks.

The increase in Cost of Goods Sold for 2014 is primarily due to the following:

•	A $11.3 million increase in roaming costs primarily due to the July 22, 2013 close of the initial AWN transaction,

•
A $5.1 million increase in wireless equipment costs. During the period from April 1, 2014 to December 31, 2014, the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. From the July 22, 2013 close of the initial AWN transaction through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements, and

•	A $1.9 million increase in distribution and capacity costs due to the July 22, 2013 close of the initial AWN transaction and growth in traffic carried on the wireless network,

•
Additional increases in network maintenance costs due to the growth of the wireless network due to the July 22, 2013 close of the initial AWN transaction and increased emphasis on our wireless network.

Wireless Segment Adjusted EBITDA
The increase in Adjusted EBITDA in 2015 is primarily due to decreases in Cost of Goods Sold as described above in "Wireless Segment Cost of Goods Sold" and selling, general and administrative expense partially offset by a decrease in revenue as described above in “Wireless Segment Revenues.” The increase in Adjusted EBITDA in 2014 is primarily due to increased revenue as described above in “Wireless Segment Revenues.” These increases were partially offset by increased Cost of Goods Sold as described above in "Wireless Segment Cost of Goods Sold" and an increase in selling, general and administrative expense.

Wireline Segment Overview
Please see "Part I - Item 1. Business - Description of our Business by Reportable Segment - Overview" for a description of our Wireline segment services and products by major customer group.

The components of Wireline segment revenue are as follows (amounts in thousands):

	2015	2014	2013	Percentage Change 2015 vs. 2014	Percentage Change 2014 vs. 2013
Consumer
Wireless	$75,799	30,998	28,031	145%	11%
Data	130,213	113,306	99,740	15%	14%
Video	115,074	111,175	111,368	4%	—%
Voice	30,110	32,535	35,666	(7)%	(9)%
Business Services
Wireless	8,097	2,749	2,872	195%	(4)%
Data	142,033	144,945	154,498	(2)%	(6)%
Video	18,819	33,259	15,171	(43)%	119%
Voice	41,026	45,010	50,273	(9)%	(10)%
Managed Broadband
Data	127,439	105,004	95,645	21%	10%
Voice	22,248	21,240	21,166	5%	—%
Total Wireline segment revenue	$710,858	640,221	614,430	11%	4%

Wireline segment Cost of Goods Sold and Adjusted EBITDA are as follows (amounts in thousands):

	2015	2014	2013	Percentage Change 2015 vs. 2014	Percentage Change 2014 vs. 2013
Wireline segment Cost of Goods Sold	$251,439	211,784	212,376	19%	—%
Wireline segment Adjusted EBITDA	$151,152	164,957	157,674	(8)%	5%

See Note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for information on the change in the calculation of Adjusted EBITDA and a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selected key performance indicators for our Wireline segment follow:

	2015	2014	2013	Percentage Change 2015 vs. 2014	Percentage Change 2014 vs. 2013
Consumer
Data:
Cable modem subscribers[1]	127,300	119,100	115,300	7%	3%
Video:
Basic subscribers[2]	114,000	116,400	117,900	(2)%	(1)%
Digital programming tier subscribers[3]	59,500	63,800	67,500	(7)%	(5)%
HD/DVR converter boxes[4]	114,000	108,400	96,900	5%	12%
Homes passed	251,900	248,200	247,400	1%	—%
Video ARPU[5]	$83.95	$79.29	$77.34	6%	3%
Voice:
Total local access lines in service[6]	50,400	54,600	61,000	(8)%	(10)%
Business Services

Data:
Cable modem subscribers[1]	12,700	14,100	14,000	(10)%	1%
Voice:
Total local access lines in service[6]	46,600	47,400	48,800	(2)%	(3)%
Combined Consumer and Business Services
Wireless
Consumer Lifeline wireless lines in service[7]	28,100	25,000	29,300	12%	(15)%
Consumer prepaid wireless lines in service[8]	23,800	10,600	6,900	125%	54%
Consumer postpaid wireless lines in service[9]	146,300	95,800	86,700	53%	10%
Business Services postpaid wireless lines in service[9]	29,600	18,200	18,600	63%	(2)%
Total wireless lines in service	227,800	149,600	141,500	52%	6%
Wireless ARPU[10]	$45.82	$49.97	$48.71	(8)%	3%
Cable modem ARPU[11]	$85.03	$78.87	$70.50	8%	12%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in 2015, 2014, and 2013.
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

8A prepaid wireless line in service is defined as a revenue generating wireless device where service is purchased in advance of use. The purchased credit is used to pay for wireless services at the point the service is accessed or consumed.

9 A postpaid wireless line in service is defined as a revenue generating wireless device where service is provided by a prior arrangement with a subscriber and the subscriber is billed after the fact according to their use of wireless services at the end of each month.

[10] Average monthly wireless revenues, excluding those from common carrier customers, divided by the number of wireless subscribers at the end of each month for each of the months in 2015. Average monthly wireless revenues, excluding those from common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in 2014 and 2013. This calculation includes applicable revenue from the Wireline segment - Consumer - Wireless and Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[11] Applicable average monthly cable modem revenues divided by the average number of subscribers at the beginning and end of each month in 2015, 2014, and 2013.

Wireline Segment Revenues

Consumer
The items contributing to the increase in wireless revenue for 2015 include:

•
A $14.7 million or 548% increase in plan fee revenue primarily due to the acquisition of ACS' wireless subscribers following the February 2, 2015 close of the Wireless Acquisition. The increase was off-set by decreasing plan fee revenue due to discounts given to customers who finance or bring their own device, and

•
A $27.2 million or 446% increase in equipment sales revenue due to an increase in the number of financed devices. In late 2014, we began encouraging our customers to purchase wireless devices through our financing program instead of subsidizing their device purchases. We offer a discount on the monthly plan fee for customers who choose to finance their device rather than buying a subsidized device. The transition from subsidized devices to more financed devices will result in higher revenues when a contract is signed and a decrease in the monthly Wireless ARPU going forward.

The increase in data revenue is primarily due to a $20.3 million or 20% and $12.1 million or 14% increase in cable modem revenue for 2015 and 2014, respectively, due to an increase in the average number of subscribers and our subscribers’ selection of plans that offer higher speeds and higher usage limits in 2015 and 2014.

Consumer video revenue faces challenges as more customers choose to have their video content delivered via the Internet. However, as a major Internet-provider ourselves, this selection may result in additional data service revenue to the extent we grow average Internet revenue per subscriber.

We expect Consumer voice revenue to continue to decrease due to a growing number of customers using wireless service as their primary voice phone service for local and long distance calling.

Business Services
Business Services data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity. This revenue faces challenges due to the continued decline of oil prices which negatively impacts certain of our customers. Additionally, we face rate compression for data transport and storage services.

The decrease in data revenue in 2014 is primarily due to a $14.1 million or 24% decrease in managed services project revenue due to a decrease in special project work. The decrease in 2014 is partially offset by a $4.6 million or 5% increase in data transport and storage revenue due to increased demand for increased capacity and data speeds.

Advertising is the primary driver for video revenue, therefore, we see large variations in revenue due to the election cycle or other major televised events such as the Olympics. The variations may be more extreme in years when there are highly contested political elections or ballot initiatives. The $14.4 million or 43% decrease in video revenue in 2015 is primarily due to a decrease in advertising after the completion of the latest election cycle in 2014. The $18.1 million or 119% increase in video revenue in 2014 primarily results from an increase in advertising sales due to the election cycle and our acquisition of the television broadcast stations in the fourth quarter of 2013.

Business Services voice revenue continues to face competition and rate compression and to a lesser extent the substitution of wireless devices.

Managed Broadband
The data revenue increases in 2015 and 2014 are primarily due to a $21.1 million or 21% and $7.2 million or 8% increase in monthly contract revenue, respectively, due to new ConnectMD® and SchoolAccess® customers and increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers due to increased demand.

Wireline Segment Cost of Goods Sold

The individually significant items contributing to the 2015 increase in Wireline segment Cost of Goods Sold include:

•
A 82% or $22.5 million increase in wireless device Cost of Goods Sold primarily due to an increase in the number of handsets sold and and a change in the allocation between the Wireline and Wireless segments following the February 2, 2015 close of the Wireless Acquisition. The Wireline segment received a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements during 2014. Following the close of the Wireless Acquisition this subsidy was discontinued except the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network which partially offset the increase. We expect all wireless device Cost of Goods Sold to be recorded in the Wireline segment in 2016,

•	A 38% or $6.6 million increase primarily due to an increase in circuit costs to provide increased capacity in satellite served locations for Rural Health and SchoolAccess customers, and

•	A 8% or $5.5 million increase in video Cost of Goods Sold primarily due to increased rates paid to programmers partially offset by a decrease in basic video subscribers.

We expect to face continued increases in programming costs that may require us to drop certain channels or increase the rates paid by our customers that may result in a loss of additional video customers.

The 2014 decrease in Wireline segment Cost of Goods Sold is primarily due to a 23% or $11.5 million decrease in managed services project Cost of Goods Sold related to the decreased special project work described above in “Wireline Segment Revenues – Business Services."

The 2014 decreases are partially offset by the following individually significant items:

•
A 17% or $10.0 million increase in video Cost of Goods Sold in 2014 primarily due to the acquisition of the television broadcast stations in the fourth quarter of 2013 and increased rates paid to programmers, and

•
A 11% or $2.7 million increase in wireless device Cost of Goods Sold primarily due to an increase in the number of handsets sold. The increase in 2014 was partially offset by an increase in the subsidy. Through the initial AWN transaction close the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. Subsequent to the transaction close and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements.

Wireline Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for 2015 is primarily due to an increase in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" and selling, general and administrative expense partially offset by an increase in revenues as described above in "Wireline Segment Revenues." The increase in Adjusted EBITDA for 2014 is primarily due to an increase in revenues as described above in "Wireline Segment Revenues" partially offset by an increase in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" and selling, general and administrative expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $44.7 million to $338.4 million for 2015 and $22.6 million to $293.6 million for 2014.  Individually significant items contributing to the increases include:

•	A $15.8 million increase in costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN in 2015,

•	A $17.9 million and $16.5 million increase in labor and health insurance costs for 2015 and 2014, respectively,

•	A $3.3 million increase for 2015 due to an increase in software contracts with subscription licenses instead of perpetual licenses,

•	A $3.1 million increase for 2015 due to the increased use of contract labor,

•	A $2.9 million increase for 2015 due to liquidated damages accrued for a contract,

•	A $2.5 million increase in share-based compensation expense for 2015 due to an increase in our stock price,

•	A $2.3 million increase in inventory adjustments for 2015 primarily due to the write-off of obsolete wireless handsets, and

•	A $2.3 million increase in bad debt expense for 2015.

As a percentage of total revenues, selling, general and administrative expenses were 35%, 32%, and 33% of revenue for 2015, 2014, and 2013, respectively. The 2015 increase in selling, general, and administrative expenses as a percentage of total revenues is primarily due to the costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $11.5 million to $181.8 million and $23.0 million to $170.3 million in 2015 and 2014, respectively.  The increases in 2015 and 2014 are primarily due to new assets placed in service in those years partially offset by assets which became fully depreciated during those years. Additionally, we recorded an increase of $8.7 million of depreciation and amortization expense in 2014 for the assets acquired from ACS as part of the AWN transaction.

Software Impairment Charge
Software impairment charge increased $29.8 million in 2015 primarily due to an impairment charge as discussed below.

During the years ended December 31, 2013 and 2014, we internally developed computer software to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress through the first quarter of 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations. We have signed a contract with an established billing solution provider and have started work on the multi-year implementation.

During the first quarter of 2015, we reassessed our plans for our internally developed machine-to-machine billing system and decided to no longer market this system to third parties. Accordingly we recognized an impairment of $7.1 million during 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

During the third quarter of 2015, we evaluated user management software we purchased in 2014 and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

Other Expense, Net
Other expense, net of other income, increased $41.9 million to $116.2 million in 2015 and $4.1 million to $74.3 million in 2014.

Items contributing to the change in 2015 include:

•	A $27.7 million loss on extinguishment of debt due to the retirement of our 2019 Notes (please see Part II - Item 7 - "Liquidity and Capital Resources" for additional information),

•	A $6.3 million increase in interest expense primarily attributable to increased borrowing on our Senior Credit Facility,

•	A $12.6 million impairment charge recorded to reflect an other than temporary decline in fair value for one of our equity investments,

•	A $4.7 million gain recorded upon the sale of one of our cost method investments, and

•
A $2.6 million net loss for adjusting to fair value the assets included in the consideration transfered in the Wireless Acquisition and adjusting to fair value amendments to certain agreements related to the right to use ACS network assets.

The increase in 2014 is primarily due to increased interest expense attributable to increased borrowing on our Senior Credit Facility.

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

Income tax expense totaled $0.1 million, $10.0 million, and $11.0 million in 2015, 2014, and 2013, respectively. Our effective income tax rate was (1)%, 14%, and 26% in 2015, 2014, and 2013, respectively. Our 2014 and 2013 effective tax rates were impacted by the inclusion of income attributable to the non-controlling interest in AWN in income before income taxes and the exclusion of income taxes on income attributable to the non-controlling interest in AWN. We completed the Wireless Acquisition on February 2, 2015, after which ACS no longer has a non-controlling interest in AWN. The change in the 2015 effective tax rate is due the completion of the Wireless Acquisition. Furthermore, the 2015 effective tax rate is impacted by the amount of permanent differences in 2015 as compared to our loss before income taxes.

At December 31, 2015, we have income tax net operating loss carryforwards of $340.5 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $139.2 million associated with income tax net operating losses that were generated from 2000 to 2015 and that expire from 2020 to 2035, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and 2013, and that expire in 2024 through 2027, and 2033, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 82% to 87% in the year ending December 31, 2016. The effective tax rate is expected to be much higher due to an increase in the pretax book income amount and the relative impact that the expected tax adjustments have on that pretax income amount.

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

As discussed in the General Overview section of this Item 2, on July 22, 2013, we closed the initial AWN transaction. As consideration, ACS received $100.0 million in cash from GCI, Inc., a one-third ownership percentage in AWN, and $0.8 million, $50.0 million, and $22.0 million in distributions in 2015, 2014, and 2013, respectively. We funded the purchase by borrowing $100.0 million under our Senior Credit Facility on July 17, 2013.

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

To fund the purchase from ACS, on February 2, 2015, our wholly owned subsidiary, GCI Holdings, Inc., entered into a Fourth Amended and Restated Credit and Guarantee Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, that included a $275.0 million Term B loan ("Senior Credit Facility"). The Senior Credit Facility was subsequently amended on August 3, 2015 ("First Amendment"). The interest rate under the Term B loan is London Interbank Offered Rate (“LIBOR”) plus 3.25%, with a 0.75% LIBOR floor. The Term B loan will mature on February 2, 2022 or December 3, 2020, if our Senior Notes due 2021 are not refinanced prior to such date.

On April 1 2015, we closed on the issuance of $450.0 million of new 6.875% Senior Notes due 2025 at an issue price of 99.105%. The net proceeds of the offering were used to retire our existing 2019 Notes. We paid closing costs totaling $7.9 million in connection with the offering, which were recorded as deferred loan costs and will be amortized over the term of the 2025 Notes. We recorded a $27.7 million loss on extinguishment of debt during 2015.

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

Investing Activities
Net cash used for investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $176.2 million and $176.1 million during 2015 and 2014, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2016, we expect our 2016 capital expenditures to total approximately $210.0 million. This estimate is based on purchases in 2016 regardless of the timing of cash payments.

Financing Activities
Net cash used for financing activities in 2015 consists primarily of our payment to complete the Wireless Acquisition, costs paid to retire our 2019 Notes, costs paid for the 2025 Notes, and repurchases of GCI's stock partially offset by borrowings on our Senior Credit Facility and a contribution from GCI to fund the Wireless Acquisition. Net cash used for financing activities in 2014 consists primarily of payments to ACS for preferential cash distributions, repayment of Rural Utilities Service debt, and repurchases of GCI's common stock. Our borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase GCI's common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
Our Senior Credit Facility includes a $240.0 million term loan, a $275.0 million Term B loan, and a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. We had $240.0 million and $272.9 million outstanding under the term loan and Term B loan, respectively, at December 31, 2015. Under the revolving portion of the Senior Credit Facility we have $22.5 million of letters of credit outstanding, which leaves $127.5 million available for borrowing as of December 31, 2015.  A total of $512.9 million is outstanding as of December 31, 2015.

Debt Covenants
We are subject to covenants and restrictions applicable to our $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021 (“2021 Notes”), our $450.0 million in aggregate principal amount of 6.875% Senior Notes due 2025 ("2025 Notes"), Senior Credit Facility, and Wells Fargo note payable.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, GCI is currently authorized to make up to $95.3 million of repurchases as of December 31, 2015.  GCI is authorized to increase its repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During 2015 we repurchased, on GCI's behalf, 3.0 million shares of GCI common stock under the stock buyback program at a cost of $47.4 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of Securities Exchange Act of 1934 Rule 10b-18.

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with certain known contractual obligations as of December 31, 2015 (amounts in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Long-term debt	$1,297,113	3,342	246,732	6,798	1,040,241
Interest on long-term debt	487,888	69,802	135,346	127,085	155,655
Capital lease obligations, including interest	86,988	13,454	26,873	26,909	19,752
Operating lease commitments	204,727	45,585	64,464	43,745	50,933
Purchase obligations	38,975	38,975	—	—	—
Total contractual obligations	$2,115,691	171,158	473,415	204,537	1,266,581

Long-term debt listed in the table above includes principal payments on our 2021 and 2025 Notes, Senior Credit Facility, and the Wells Fargo note payable.  Interest on the amounts outstanding under our Senior Credit Facility and Wells Fargo note payable are based on variable rates.  We used the current rate paid on our Senior Credit Facility to estimate our future interest payments. Our 2021 Notes require semi-annual interest payments of $11.0 million through June 2021 and our 2025 Notes require semi-annual interest payments of $15.5 million through April 2025.  For a discussion of our long-term debt see Note 6 in the accompanying “Notes to Consolidated Financial Statements.”

Capital lease obligations include our obligation to lease transponder capacity on Galaxy 18.  For a discussion of our capital and operating leases, see Note 13 in the accompanying “Notes to Consolidated Financial Statements.”

Purchase obligations include cancelable open purchase orders for goods and services for capital projects and normal operations totaling $39.0 million which are not included in our Consolidated Balance Sheets at December 31, 2015, because the goods had not been received or the services had not been performed at December 31, 2015.

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

Recently Issued Accounting Pronouncements
See Note 1(e) included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for recently issued accounting pronouncements.

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

Those policies and estimates considered to be critical for the year ended December 31, 2015 are described below.

Revenue Recognition
The accounting estimates related to revenues from the high cost, rural health, and schools and libraries USF programs are dependent on various inputs including our estimate of the statewide support cap, our assessment of the impact of new FCC regulations, the potential outcome of FCC proceedings and the potential outcome of USAC contract reviews.  Some of the inputs are subjective and based on our judgment regarding the outcome of certain variables and are subject to upward or downward adjustment in subsequent periods.  Significant changes to our estimates could result in material changes to the revenues we have recorded and could have a material effect on our financial condition and results of operations.

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

Impairment and Useful Lives of Intangible Assets
We had $520.3 million of indefinite-lived intangible assets at December 31, 2015, consisting of goodwill of $239.3 million, cable certificates of $191.6 million, wireless licenses of $86.3 million, and broadcast licenses of $3.1 million.  Our indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the assets might be impaired.

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

Our broadcast licenses are from the FCC and give us the right to broadcast television stations within a certain geographical area. The amount we have recorded for broadcast licenses is from broadcast television station acquisitions. We used a hypothetical build-up method to value our broadcast licenses.

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

We have allocated all of the goodwill to our reporting units and based on our annual impairment test as of October 31, 2015, the fair value of each reporting unit exceeded the book value by a range between 23% and 78%, which we believe is a large margin.  We believe none of our reporting units were close to failing step one of the goodwill impairment test.

Based on our annual impairment test as of October 31, 2015, the fair value of our cable certificates exceeded the book value by 65% and $123.9 million, which we believe is a large margin.  The fair value of our wireless licenses exceeded the book value by 224% and $193.4 million as of October 31, 2015, which we believe is a large margin.

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  We have recorded deferred tax assets of $139.2 million associated with income tax net operating losses that were generated from 2000 to 2015, and that primarily expire from 2020 to 2035, and with charitable contributions that were converted to net operating losses in 2004 to 2007, and 2013 and that expire in 2024 to 2027, and 2033, respectively.  We have recorded deferred tax assets of $1.7 million associated with alternative minimum tax credits that do not expire.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets.  We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2015, based on management’s belief that future reversals of existing temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards will, more likely than not, be sufficient to realize the benefit of these assets over time.  In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect in our consolidated financial position or results of operations.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in Note 1 in the accompanying “Notes to Consolidated Financial Statements.”

Regulatory Developments
See “Part I — Item 1. Business — Regulation” for more information about regulatory developments affecting us.

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

Interest Rate Risk
Our Senior Credit Facility and Wells Fargo note payable carries interest rate risk.  Our Senior Credit Facility consists of a term loan, Term B loan, and revolving credit facility. Amounts borrowed under the term loan bear interest at LIBOR plus 2.75% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility agreement).  Amounts borrowed under the Term B loan bear interest at LIBOR plus 3.25%. Amounts borrowed under the Wells Fargo note payable bear interest at LIBOR plus 2.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of December 31, 2015, we have borrowed $522.1 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.2 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 44. Our supplementary data is filed under Item 7, beginning on page 27.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting," our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2015, we maintained effective internal control over financial reporting.

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

In our September 30, 2015 quarterly report on Form 10-Q we reported that we identified a misclassification error when we performed a classification review specific to the cash flow statement during the preparation of that Form 10-Q. Prior to the third quarter of 2015 we had a review process over significant and unusual transactions but this process did not specifically address the cash flow statement. During the fourth quarter of 2015 we remediated our material weakness by strengthening our internal controls over the preparation of the cash flow statement by including a review of cash flow statement classifications in our accounting memos on significant and unusual transactions.

On February 2, 2015, we purchased ACS’s wireless subscribers in the Wireless Acquisition. This transaction, which included assuming control of a new billing system, resulted in changes to our processes and procedures during 2015 but did not result in changes in our internal control over financial reporting.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
None.

Part III

Items 10, 11, 12, 13, and 14 are omitted per General Instruction l(1)(a) and (b) of Form 10-K.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(1) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Report of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheets, December 31, 2015 and 2014	46

Consolidated Statements of Operations, years ended December 31, 2015, 2014 and 2013	48

Consolidated Statements of Stockholder's Equity, years ended December 31, 2015, 2014 and 2013	49

Consolidated Statements of Cash Flows, years ended December 31, 2015, 2014 and 2013	50

Notes to Consolidated Financial Statements	51

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	84

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder
GCI, Inc.

We have audited the accompanying consolidated balance sheets of GCI, Inc. (an Alaska corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GCI, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Anchorage, Alaska
March 3, 2016

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$26,528	15,402

Receivables (including $0 and $27,944 from a related party at December 31, 2015 and 2014, respectively)	208,384	212,441
Less allowance for doubtful receivables	3,630	4,542
Net receivables	204,754	207,899

Prepaid expenses	12,862	12,179
Inventories	11,322	17,032
Other current assets	3,129	153
Total current assets	258,595	252,665

Property and equipment	2,384,530	2,341,511
Less accumulated depreciation	1,290,149	1,229,029
Net property and equipment	1,094,381	1,112,482

Goodwill	239,263	229,560
Cable certificates	191,635	191,635
Wireless licenses	86,347	86,347
Other intangible assets, net of amortization	69,290	66,015
Deferred loan and senior notes costs, net of amortization of $7,227 and $8,644 at December 31, 2015 and 2014, respectively	16,335	10,949
Other assets	26,462	52,725
Total other assets	629,332	637,231
Total assets	$1,982,308	2,002,378

See accompanying notes to consolidated financial statements.

Continued

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2015	2014
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$12,050	8,722
Accounts payable (including $0 and $7,447 to a related party at December 31, 2015 and 2014, respectively)	63,014	76,918
Deferred revenue	34,128	29,314
Accrued payroll and payroll related obligations	31,337	32,803
Accrued liabilities	22,822	14,457
Accrued interest	8,523	6,654
Subscriber deposits	1,242	1,212
Total current liabilities	173,116	170,080

Long-term debt, net	1,289,954	1,036,056
Obligations under capital leases, excluding current maturities (including $1,824 and $1,857 due to a related party at December 31, 2015 and 2014, respectively)	59,651	68,356
Deferred income taxes	108,073	131,752
Long-term deferred revenue	93,427	85,734
Other liabilities	47,992	43,178
Total liabilities	1,772,213	1,535,156

Commitments and contingencies
Stockholder's equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares at December 31, 2015 and 2014	206,622	206,622
Paid-in capital	164,508	88,802
Retained deficit	(192,033)	(128,068)
Total GCI, Inc. stockholder's equity	179,097	167,356
Non-controlling interests	30,998	299,866
Total stockholder's equity	210,095	467,222
Total liabilities and stockholder's equity	$1,982,308	2,002,378

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(Amounts in thousands)	2015	2014	2013
Revenues:
Non-related party	$973,251	850,656	782,971
Related party	5,283	59,542	28,677
Total revenues	978,534	910,198	811,648

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	321,457	291,770	275,701
Related party	881	10,934	4,761
Total cost of goods sold	322,338	302,704	280,462

Selling, general and administrative expenses
Non-related party	337,839	289,674	268,026
Related party	540	3,973	3,039
Total selling, general and administrative expenses	338,379	293,647	271,065

Depreciation and amortization expense	181,767	170,285	147,259
Software impairment charge	29,839	—	—
Operating income	106,211	143,562	112,862

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(78,786)	(72,496)	(69,725)
Loss on extinguishment of debt	(27,700)	—	(103)
Impairment of equity method investment	(12,593)	—	—
Other	2,917	(1,793)	(350)
Other expense, net	(116,162)	(74,289)	(70,178)
Income (loss) before income taxes	(9,951)	69,273	42,684
Income tax expense	(81)	(10,029)	(10,957)
Net income (loss)	(10,032)	59,244	31,727
Net income attributable to non-controlling interests	159	51,687	22,321
Net income (loss) attributable to GCI, Inc.	$(10,191)	7,557	9,406

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Amounts in thousands)	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Deficit	Non- controlling Interests	Total Stockholder's Equity
Balances at January 1, 2013	0.1	206,622	67,493	(120,843)	32,258	185,530
Net income	—	—	—	9,406	22,321	31,727
Distribution to General Communication, Inc.	—	—	—	(17,338)	—	(17,338)
Contribution from General Communication, Inc.	—	—	11,804	—	—	11,804
Investment by non-controlling interest	—	—	—	—	267,642	267,642
Distribution to non-controlling interest	—	—	—	—	(22,011)	(22,011)
Balances at December 31, 2013	0.1	206,622	79,297	(128,775)	300,210	457,354
Net income	—	—	—	7,557	51,687	59,244
Distribution to General Communication, Inc.	—	—	—	(6,850)	—	(6,850)
Contribution from General Communication, Inc.	—	—	9,505	—	—	9,505
Distribution to non-controlling interest	—	—	—	—	(50,000)	(50,000)
Adjustment to investment by non-controlling interest	—	—	—	—	(2,131)	(2,131)
Other	—	—	—	—	100	100
Balances at December 31, 2014	0.1	206,622	88,802	(128,068)	299,866	467,222
Net income (loss)	—	—	—	(10,191)	159	(10,032)
Distribution to General Communication, Inc.	—	—	—	(53,774)	—	(53,774)
Contribution from General Communication, Inc.	—	—	86,218	—	—	86,218
Distribution to non-controlling interest	—	—	—	—	(765)	(765)
Investment by non-controlling interest	—	—	—	—	3,209	3,209
Non-controlling interest acquisitions	—	—	(10,282)	—	(271,521)	(281,803)
Other	—	—	(230)	—	50	(180)
Balances at December 31, 2015	0.1	206,622	164,508	(192,033)	30,998	210,095

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Amounts in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(10,032)	59,244	31,727
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	181,767	170,285	147,259
Loss on extinguishment of debt	27,700	—	103
Software impairment charge	29,839	—	—
Impairment of equity method investment	12,593	—	—
Share-based compensation expense	10,902	8,392	6,638
Deferred income tax expense	81	10,029	10,957
Other noncash income and expense items	14,672	9,933	5,128
Change in operating assets and liabilities	(13,567)	320	(42,178)
Net cash provided by operating activities	253,955	258,203	159,634
Cash flows from investing activities:
Purchases of property and equipment	(176,235)	(176,109)	(180,554)
Grant proceeds	14,007	1,136	2,405
Purchases of other assets and intangible assets	(13,955)	(11,018)	(6,027)
Purchase of businesses, net of cash received	(12,736)	(2,514)	(107,600)
Proceeds from the sale of investment	7,551	6,180	—
Note receivable issued to an equity method investee	(3,000)	—	—
Restricted cash	65	5,871	23,997
Purchase of investments	—	(25,735)	—
Other	(4,760)	49	1,428
Net cash used for investing activities	(189,063)	(202,140)	(266,351)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(494,982)	(118,585)	(98,152)
Issuance of 2025 Notes	445,973	—	—
Borrowing on Senior Credit Facility	295,000	89,000	261,000
Purchase of non-controlling interests	(282,505)	—	—
Net contribution from (distribution to) General Communication, Inc.	21,700	(6,384)	(12,680)
Payment of bond call premium	(20,244)	—	—
Payment of debt issuance costs	(13,979)	(84)	(2,990)
Distribution to non-controlling interest	(4,932)	(50,000)	(17,845)
Borrowing of other long-term debt	203	421	1,770
Net cash provided by (used for) financing activities	(53,766)	(85,632)	131,103
Net increase (decrease) in cash and cash equivalents	11,126	(29,569)	24,386
Cash and cash equivalents at beginning of period	15,402	44,971	20,585
Cash and cash equivalents at end of period	$26,528	15,402	44,971

See accompanying notes to consolidated financial statements.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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
We provide a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska.

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

(d)	Acquisitions

Wireless Acquisition
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

We have accounted for the AWN NCI Acquisition as the acquisition of a non-controlling interest in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, and the Acquired ACS Assets as the acquisition of assets that do not constitute a business in accordance with ASC 805-50, Business Combinations - Related Issues. Total consideration transferred to ACS in the transaction consisted of the cash payment, settlement of working capital, and the fair market value of certain rights to receive future capacity terminated as part of the Wireless Acquisition agreement. The future capacity receivable assets transferred as consideration were adjusted to fair value as of the acquisition date resulting in a gain of $1.2 million recorded in Other Income (Expense) in our Consolidated Statement of Operations for the year ended December 31, 2015. We allocated the total consideration transferred to ACS between the AWN NCI Acquisition and the Acquired ACS Assets based on the relative fair values of the

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

We have accounted for the AWN NCI Acquisition as an equity transaction, with the carrying amount of the non-controlling interest adjusted to reflect the change in ownership of AWN. The difference between the fair value of consideration paid and the total of the additional deferred taxes incurred as a result of the transaction and the carrying amount of the non-controlling interest and has been recognized as additional paid-in capital in our Consolidated Statement of Stockholder's Equity. The impact of the AWN NCI Acquisition is summarized in the following table (amounts in thousands):

Reduction of non-controlling interest	$268,364
Increase in deferred tax assets	24,028
Additional paid-in capital	11,439
Fair value of consideration paid for acquisition of equity interest	$303,831

Pursuant to the accounting guidance in ASC 805-50, we determined that the Acquired ACS Assets did not meet the criteria necessary to constitute a business combination and was therefore accounted for as an asset purchase. We recognized the assets acquired in our Consolidated Balance Sheet at their allocated cost on the day of acquisition.

In conjunction with the Wireless Acquisition, we amended certain agreements related to the right to use ACS network assets. We adjusted the related right to use asset to fair value as of the acquisition date resulting in a loss of $3.8 million recorded in Other Income (Expense) in our Consolidated Statement of Operations for the year ended December 31, 2015.

Other Acquisitions
During the year ended December 31, 2015, we completed three additional business acquisitions for total cash consideration of $12.7 million, net of cash received. We accounted for the transactions using the acquisition method of accounting under ASC 805, Business Combinations. Accordingly, the assets received, liabilities assumed and any non-controlling interests were recorded at their estimated fair value as of the acquisition date. We determined the estimated fair values using a combination of the discounted cash flows method and estimates made by management.

AWN Acquisition
On July 22, 2013, we closed the transactions under the Asset Purchase and Contribution Agreement (“Wireless Agreement”) and other related agreements entered into on June 4, 2012 by and among ACS, GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS, GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and AWN, pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN. Through the February 2, 2015 close of the Wireless Acquisition, AWN provided wholesale services to GCI and ACS. GCI and ACS used the AWN network in order to continue to sell services to their respective retail customers.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Under the terms of the Wireless Agreement, we contributed our wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN. As consideration for the contributed business assets and liabilities, ACS received $100.0 million in cash from GCI, a one-third ownership interest in AWN and entitlements to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations ("Preference Period") contingent on the future cash flows of AWN. We received a two-third ownership interest in AWN, as well as entitlements to receive all remaining cash distributions after ACS’s preferential cash distributions during the Preference Period. The distributions to each member were subject to adjustment based on the number of ACS and GCI wireless subscribers, with the aggregate adjustment capped at $21.8 million for each member over the Preference Period.

We accounted for the acquisition of AWN using the acquisition method of accounting for business combinations with GCI treated as the acquiring entity. Accordingly, the assets and liabilities contributed by ACS were recorded at estimated fair values as of July 23, 2013, using the acquisition method of accounting in accordance with ASC 805, Business Combinations. We used a combination of the discounted cash flows and market method to value the wireless licenses. We used the cost approach to value the acquired fixed assets and rights to use capacity assets. We used a discounted cash flow method to determine the fair value of the non-controlling interest. The assets and liabilities contributed to AWN by GCI were measured at their carrying amount immediately prior to the contribution as GCI is maintaining control over the assets and liabilities.

The following table summarizes the final purchase price and the estimated fair value of ACS’s assets acquired and liabilities assumed, effective July 23, 2013 (amounts in thousands):

Purchase price:	Final Purchase Price Allocation
Cash consideration paid	100,000
Fair value of the one-third ownership interest of AWN	265,511
Total purchase price	365,511

Assets acquired and liabilities assumed:
Current assets	16,963
Property and equipment, including construction in progress	82,611
Goodwill	148,948
Wireless licenses	60,380
Rights to use capacity	45,338
Other assets	17,282
Liabilities assumed	(6,011)
Total fair value of assets acquired and liabilities assumed	365,511

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

The acquisition resulted in additional revenues of $50.6 million for the year ended December 31, 2013. It is impracticable for us to determine the amount of earnings of the acquired business included in our Consolidated Statement of Operations for the year ended December 31, 2013, due to the significant transfer of personnel, fixed assets and other expenses into and between newly created and historical cost centers that has occurred subsequent to the acquisition.

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

(unaudited)
Year Ended December 31,
2013
Pro forma consolidated revenue	$897,270

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

Transaction costs of $1.8 million were recorded in selling, general and administrative expense for the year ended December 31, 2013.

Denali Media Holdings Acquisition
Effective November 1, 2013, Denali Media Holdings, Corp., a wholly owned subsidiary of GCI, Inc., through its wholly owned subsidiaries, Denali Media Anchorage, Corp. and Denali Media Southeast, Corp., agreed to purchase three Alaska broadcast stations: CBS affiliate KTVA-TV of Anchorage and NBC affiliates KATH-TV in Juneau and KSCT-TV of Sitka, for a total of $7.6 million (“Media Agreements”). We accounted for the acquisitions using the acquisition method of accounting for business combinations with GCI treated as the acquiring entity.

(e)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted for annual periods beginning after December 15, 2016, however, we do not plan to early adopt this standard. We are currently evaluating the impact of the provisions of this new standard and we expect to have our assessment of the impact on our financial position and results of operations to be completed by December 31, 2016.

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

In April 2015, the FASB issued ASU 2015-05, Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. This ASU is effective for reporting periods beginning after December 15, 2015 and may be adopted either retrospectively or prospectively. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

(f)	Recently Adopted Accounting Pronouncements
In May 2015, the FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. The ASU amends various SEC paragraphs included in the FASB’s ASC to reflect the issuance of Staff Accounting Bulletin ("SAB") No. 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC’s SAB series and brings existing guidance into conformity with ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. We have adopted the amendments in ASU 2015-08 as the amendments in the update are effective upon issuance. The adoption of this standard did not have a significant effect on our financial position or results of operation.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. We elected to adopt ASU 2015-17 retrospectively for the year ended December 31, 2015, and have reclassified the December 31, 2014 Deferred Income Taxes balance of $56.1 million included in Total Current Assets to non-current Deferred Income Taxes included in Total Liabilities.

(g)	Regulatory Accounting
We account for the regulated operations of our incumbent local exchange carriers in accordance with the accounting principles for regulated enterprises.  This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.  Accordingly, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.  Our cost studies and depreciation rates for our regulated operations are subject to periodic audits that could result in a change to recorded revenues.

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

Wireless Equipment Installment Plan ("EIP") Receivables
We offer new and existing wireless customers the option to participate in Upgrade Now, a program that provides eligible customers with the ability to purchase certain wireless devices in installments over a period of up to 24 months. Participating customers have the right to trade-in the original equipment for a new device after making the equivalent of 12 monthly installment payments, provided their handset is in good working condition. Upon upgrade, the outstanding balance of the EIP is exchanged for the used handset.

At the time of sale, we impute interest on the receivables associated with Upgrade Now. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included in Other Income and (Expense) in our Consolidated Statements of Operations, is recognized over the financed installment term.

We assess the collectability of our EIP receivables based upon a variety of factors, including payment trends and other qualitative factors. The credit profiles of our customers with a Upgrade Now plan are

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

similar to those of our customers with a traditional subsidized plan. Customers with a credit profile which carries a higher risk are required to make a down payment for equipment financed through Upgrade Now.

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
Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments at inception of the lease. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2015, that management intends to place in service during 2016.

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
Amortization of property and equipment under capital leases is included in Depreciation and Amortization Expense in our Consolidated Statements of Operations.

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

asset might be impaired.  We are allowed to assess qualitative factors (“Step Zero”) in our annual test over our indefinite-lived intangible assets other than goodwill. The impairment test for identifiable indefinite-lived intangible assets other than goodwill consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new accounting basis.  Impairment testing of our cable certificate, wireless license and broadcast license assets as of October 31, 2015 and 2014, used a direct discounted cash flow method. This approach requires us to make estimates and assumptions including projected cash flows and discount rates.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such impairment charge.

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

We completed our annual goodwill and intangibles review and no impairment charge was recorded for the years ended December 31, 2015, 2014 and 2013.

Long-lived assets, such as property, plant, and equipment, and purchased or developed intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

During the year ended December 31, 2015, we recorded impairment charges related to our long-lived software assets (see Note 14 of this Form 10-K for detailed information). We recorded no impairment charges related to our long lived assets for the years ended December 31, 2014 and 2013.

(o)	Amortization and Write-off of Loan Fees
Debt issuance costs are deferred and amortized using the effective interest method. If a refinancing or amendment of a debt instrument is a substantial modification, all or a portion of the applicable debt issuance costs are written off.  If a debt instrument is repaid prior to the maturity date we will write-off the related unamortized amount of debt issuance costs.

(p)	Other Assets
Other Assets primarily include broadcast licenses, equity investments that are accounted for using the equity or cost method, restricted cash, long-term deposits, prepayments, long-term EIP receivables and long-term non-trade accounts receivable.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

As of December 31, 2014, Other Assets included future capacity receivable that we acquired under the terms of the Wireless Agreement. We terminated certain agreements related to the future capacity receivable as part of the consideration transferred in the Wireless Acquisition resulting in an immaterial future capacity receivable balance as of December 31, 2015.

(q)	Investments
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

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. We recorded an impairment loss of $12.6 million related to one of our equity investments during the year ended December 31, 2015 (see "Equity Method Investment" section of Note 12 of this Form 10-K for additional information). We recorded no impairment charges to equity method or cost method investments for the years ended December 31, 2014 and 2013.

(r)	Asset Retirement Obligations
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

The majority of our asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property.  Following is a reconciliation of the beginning and ending aggregate carrying amounts of our liability for asset retirement obligations (amounts in thousands):

Balance at December 31, 2013	$26,802
Liability incurred	4,268
Accretion expense	1,249
Revision in estimate	(355)
Liability settled	(24)
Balance at December 31, 2014	31,940
Liability incurred	2,048
Accretion expense	1,121
Liability settled	(49)
Balance at December 31 2015	$35,060

During the years ended December 31, 2015 and 2014, we recorded additional capitalized costs of $2.0 million and $4.3 million, respectively, in Property and Equipment.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

(s)	Revenue Recognition
All revenues are recognized when the earnings process is complete. Revenue recognition is as follows:

•	Revenues generated from long-distance service usage and plan fees, Internet service excess usage, and managed services are recognized when the services are provided,

•	We recognize unbilled revenues when the service is provided based upon minutes of use processed, and/or established rates, net of credits and adjustments,

•
Video service package fees, local access and Internet service plan fees, and data network revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

•
Certain of our wireless services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from wireless service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of wireless handsets and accessories are recognized when the amount is known and title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

•
We offer new and existing wireless customers the option to participate in Upgrade Now, a program that is described above in Note 1(j) of this Form 10-K. Upgrade Now is a multiple-element arrangement typically consisting of the trade-in right, handset, and one month of wireless service. At the inception of the arrangement, revenue is allocated between the separate units of accounting based upon each components' relative selling price on a standalone basis. This is subject to the requirement that revenue recognized is limited to the amounts already received from the customer that are not contingent on the delivery of additional products or services to the customer in the future. We recognize the full amount of the fair value of the trade-in right (not an allocated value) as a guarantee liability and the remaining allocable consideration is allocated to the handset and wireless service. We recognize revenue for the entire amount of the EIP receivable at the time of sale, net of the fair value of the trade-in right guarantee and imputed interest. See Note 1(ac) of this Form 10-K for additional information on guarantee liabilities and Note 1(j) of this Form 10-K for additional information on EIP receivables.

•
The majority of our non-wireless equipment sale transactions involve the sale of communications equipment with no other services involved. Such equipment is subject to standard manufacturer warranties and we do not manufacture any of the equipment we sell. In such instances, the customer takes title to the equipment generally upon delivery. We recognize revenue for such transactions when title passes to the customer and the revenue is earned and realizable. On certain occasions we enter into agreements to sell and satisfactorily install or integrate telecommunications equipment for a fixed fee. Customers may have refund rights if the installed equipment does not meet certain performance criteria. We defer revenue recognition until we have received customer acceptance per the contract or agreement, and all other required revenue recognition elements have been achieved. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements,

•	Technical services revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contracts,

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

•
We account for fiber capacity Indefeasible Right to Use ("IRU") agreements as an operating lease or service arrangement and we defer the revenue and recognize it ratably over the life of the IRU or as service is rendered,

•
Access revenue is recognized when earned.  We participate in access revenue pools with other telephone companies.  Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska ("RCA") within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial information, available separation studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional information becomes available. To the extent that a dispute arises over revenue settlements, our policy is to defer revenue recognition until the dispute is resolved,

•
We receive grant revenue for the purpose of building or operating communication infrastructure in rural areas.  We defer the revenue and recognize it over the life of the asset that was constructed using grant funds or the period of grant compliance,

•
We offer sales incentives to new and existing customers as motivation to purchase our products and services. Cash incentives are recorded as an offset to revenue while noncash incentives are recorded as an operating expense. Sales incentives that relate to a customer contract over a specific period of time are recognized using the straight-line method over the contract term. For sales incentives that are earned by the customer over a specific period of time, we accrue an estimated offset to revenue or expense amount over the period that the incentive is earned by the customer,

•	Other revenues are recognized when the service is provided.

Universal Service Fund
As an Eligible Telecommunications Carrier ("ETC"), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in Remote and Urban high cost areas.

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

Remote support will continue to be based on line counts (subject to the Statewide Support Cap) until the last full month prior to the implementation of a successor funding mechanism. A further rulemaking to consider successor funding mechanisms is underway and could result in a substantial reduction of USF support.

Urban High Cost Support
Urban high cost support payments are frozen at the monthly average of the subject CETC’s 2011 annual support and are not dependent upon line counts. A 20% annual phase down commenced July 1, 2012.
The phase down has been halted at 60% and the subject CETCs will continue to receive annual support payments at the 60% level until a successor funding mechanism is implemented. A further rulemaking to consider successor funding mechanisms is underway and could result in a substantial reduction of USF support.

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

We recorded high cost support revenue under the USF program of $66.2 million, $66.7 million and $55.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.  At December 31, 2015, we have $45.5 million in high cost accounts receivable.

(t)	Advertising Expense
We expense advertising costs in the period during which the first advertisement appears. Advertising expenses were $5.7 million, $5.7 million and $5.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(u)	Leases
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
Material interest costs incurred during the construction period of non-software capital projects are capitalized.  Interest costs incurred during the development period of a software capital project are capitalized.  Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest costs of $3.0 million, $3.6 million and $4.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

(w)	Income Taxes
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

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

(x)	Comprehensive Income (Loss)
Total comprehensive income (loss) was equal to net income (loss) during the years ended December 31, 2015, 2014 and 2013.

(y)	Share-based Payment Arrangements
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
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses,and broadcast licenses, the fair value of equity method investments evaluated for impairment, our effective tax rate, imputed interest rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense), depreciation, guarantees, and the accrual of contingencies and litigation.  Actual results could differ from those estimates.

The accounting estimates related to revenues from the USF high cost program are dependent on various inputs including our estimate of the Statewide Support Cap, our assessment of the impact of new FCC regulations, and the potential outcome of FCC proceedings.  These inputs are subjective and based on our judgment regarding the outcome of certain variables and are subject to upward or downward adjustment in subsequent periods.

(aa)	Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments. At December 31, 2015, and 2014, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments and the balances were in excess of Federal Deposit Insurance Corporation insured limits.

We have one major customer for the year ended December 31, 2015 (see Note 10 of this Form 10-K for additional information).  Our remaining customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska.

(ab)	Software Capitalization Policy
Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of three to five years. We capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

Additionally, we have provided certain guarantees to U.S. Bancorp Community Development Corporation (“US Bancorp”), our tax credit investor in our four VIEs.  We have guaranteed the delivery of $56.0 million of New Markets Tax Credits (“NMTC”) to US Bancorp, as well as certain loan and management fee payments between our subsidiaries and the VIEs, for which we are the primary beneficiary.  In the event that the tax credits are not delivered or certain payments not made, we are obligated to provide prompt and complete payment of these obligations.  See Note 12 of this Form 10-K for more information about our NMTC transactions.

EIP Trade-in Right
We offer a device trade-in program, "Upgrade Now", which provides eligible customers a specified-price trade-in right to upgrade their device. Participating customers must have purchased a financed device using an equipment installment plan from us and have a qualifying monthly wireless service plan. Upon qualifying for an Upgrade Now device trade-in, the customer's remaining EIP balance is settled provided they trade in their eligible used device in good working condition and purchase a new device from us on a new EIP.

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

We assess facts and circumstances at each reporting date to determine if we need to adjust the guarantee liability. The recognition of subsequent adjustments to the guarantee liability as a result of these assessments are recorded as adjustments to revenue. When customers upgrade their devices, the difference between the trade-in credit to the customer and the fair value of the returned devices is recorded against the guarantee liabilities. Guarantee liabilities are included in Accrued Liabilities in our Consolidated Balance Sheets.

(ad)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Surcharges reported gross	$5,058	4,252	4,644

(ae)	Reclassifications
Reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current year.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Year ended December 31,	2015	2014	2013
(Increase) decrease in accounts receivable, net	$(4,230)	15,357	(68,360)
(Increase) decrease in prepaid expenses	(632)	(4,454)	672
(Increase) decrease in inventories	5,710	(6,631)	1,751
Decrease in other current assets	24	88	1,448
Increase in other assets	(11,491)	(878)	(1,459)
Increase (decrease) in accounts payable	(5,579)	(4,648)	15,334
Increase in deferred revenues	1,743	1,728	2,368
Increase (decrease) in accrued payroll and payroll related obligations	(1,469)	2,997	10,263
Increase (decrease) in accrued liabilities	8,192	(242)	(883)
Increase (decrease) in accrued interest	1,869	(434)	302
Decrease in subscriber deposits	(448)	(114)	(40)
Decrease in long-term deferred revenue	(8,561)	(4,163)	(3,554)
Increase (decrease) in components of other long-term liabilities	1,305	1,714	(20)
Total change in operating assets and liabilities	$(13,567)	320	(42,178)

The following items are for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

Net cash paid or received:	2015	2014	2013
Interest paid, net of amounts capitalized	$76,796	74,618	71,749

The following items are non-cash investing and financing activities for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	2015	2014	2013
Non-cash additions for purchases of property and equipment	$26,799	42,958	17,230
Non-cash consideration for Wireless Acquisition	$23,326	—	—
Asset retirement obligation additions to property and equipment	$2,048	4,268	5,292
Net capital lease obligation	$—	9,386	—
Distribution to non-controlling interest	$—	4,167	4,167
Deferred compensation distribution denominated in shares	$—	617	621
Net assets acquired with equity in AWN (see Note 1(d))	$—	—	267,642

(3)	Receivables and Allowance for Doubtful Receivables
Receivables consist of the following at December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Trade	$205,645	209,811
Employee	1,271	801
Other	1,468	1,829
Total receivables	$208,384	212,441

As described in Note 1(s) of this Form 10-K we receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 19%, 19%, and 18% of our

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  We had USF net receivables of $98.1 million and $109.6 million at December 31, 2015 and 2014, respectively.

Changes in the allowance for doubtful receivables during the years ended December 31, 2015, 2014 and 2013 are summarized below (amounts in thousands):

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2015	$4,542	6,359	—	7,271	3,630
December 31, 2014	$2,346	3,994	—	1,798	4,542
December 31, 2013	$3,215	2,370	(446)	2,793	2,346

(4)	Net Property and Equipment
Net property and equipment consists of the following at December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Land and buildings	$108,145	100,038
Telephony transmission equipment and distribution facilities	1,215,796	1,189,470
Cable transmission equipment and distribution facilities	218,259	193,832
Studio equipment	15,171	14,396
Support equipment and systems	251,302	270,629
Transportation equipment	17,398	15,667
Customer premise equipment	155,971	153,039
Fiber optic cable systems	309,217	305,200
Construction in progress	93,271	99,240
	2,384,530	2,341,511
Less accumulated depreciation	1,231,457	1,178,982
Less accumulated amortization	58,692	50,047
Net property and equipment	$1,094,381	1,112,482

Property and equipment under capital leases	$112,495	112,495

(5)	Intangible Assets and Goodwill
As of October 31, 2015, cable certificates, wireless licenses, broadcast licenses and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2015.  The remaining useful lives of our cable certificates, wireless licenses, broadcast licenses and goodwill were evaluated as of October 31, 2015, and events and circumstances continue to support an indefinite useful life.  There are no indicators of impairment of our intangible assets subject to amortization as of December 31, 2015.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Other Intangible Assets subject to amortization include the following at December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Software license fees	$63,760	52,683
Rights to use	44,937	48,283
Customer relationships	1,530	3,226
Right-of-way	784	783
	111,011	104,975
Less accumulated amortization	41,721	38,960
Net other intangible assets	$69,290	66,015

Changes in Goodwill and Other Intangible Assets are as follows (amounts in thousands):

	Goodwill	Other Intangible Assets
Balance at December 31, 2013	$219,041	71,435
AWN purchase price adjustment - Wireless Segment	8,866	(7,298)
Goodwill addition from acquisitions - Wireline Segment	1,653	—
Asset additions	—	11,593
Amortization expense	—	(9,715)
Balance at December 31, 2014	229,560	66,015
Goodwill addition from acquisitions - Wireline Segment	9,703	—
Asset additions	—	15,023
Software impairment	—	(1,306)
Amortization expense	—	(10,442)
Balance at December 31, 2015	$239,263	69,290

Amortization expense for amortizable intangible assets for the years ended December 31, 2015, 2014 and 2013 follow (amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Amortization expense	$10,442	9,715	7,044

Amortized intangible assets are definite-life assets, and as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets. Intangible assets that have finite useful lives are amortized over their useful lives using the straight-line method with a weighted-average life of 14.4 years.

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2016	$9,841
2017	$7,508
2018	$5,573
2019	$4,241
2020	$3,232

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(6)	Long-Term Debt
Long-term debt consists of the following at December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Senior Credit Facility (a)	$512,937	279,000
2025 Notes (b)	450,000	—
2021 Notes (c)	325,000	325,000
Wells Fargo note payable (d)	9,176	9,767
2019 Notes (b)	—	425,000
Rural Utilities Service ("RUS") debt (e)	—	29
Debt	1,297,113	1,038,796
Less unamortized discount paid on the 2025 Notes	3,817
Less unamortized discount paid on the 2019 Notes	—	2,118
Less current portion of long-term debt	3,342	622
Long-term debt, net	$1,289,954	1,036,056

(a)
On February 2, 2015, GCI Holdings, Inc. ("GCI Holdings"), our wholly owned subsidiary, entered into a Fourth Amended and Restated Credit and Guarantee Agreement with MUFG Union Bank, N.A., Suntrust Bank, Bank of America, N.A., as documentation agent, and Credit Agricole Corporate and Investment Bank, as administrative agent ("Senior Credit Facility"). The Senior Credit Facility provides a $275.0 million Term B loan, up to $240.0 million in delayed draw term loans and a $150.0 million revolving credit facility. The Senior Credit Facility was subsequently amended on August 3, 2015 ("First Amendment").

Under the Senior Credit Facility and First Amendment, the interest rate for the Term B loan is London Interbank Offered Rate ("LIBOR") plus 3.25%, with a 0.75% LIBOR floor. The interest rate on our delayed draw term loans and revolving credit facility is LIBOR plus the following Applicable Margin set forth opposite each applicable Total Leverage Ratio below.

Total Leverage Ratio (as defined)	Applicable Margin
>=5.5	3.00%
>=5.0 but <5.5	2.75%
>=4.5 but <5.0	2.50%
>=4.0 but <4.5	2.25%
<4.0	2.00%

The Term B loan requires principal payments of 0.25% of the original principal amount on the last day of each calendar quarter with the full amount maturing on February 2, 2022 or December 3, 2020 if our Senior Notes due 2021 are not refinanced prior to such date. The full principal amount of our delayed draw term loans and revolving credit facility included in the Senior Credit Facility will mature on April 30, 2018.

Borrowings under the Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness.  Our Senior Credit Facility Total Leverage Ratio (as defined) may not exceed 5.95 to one; the Senior Leverage Ratio (as defined) may not exceed 3.00 to one; and our Interest Coverage Ratio (as defined) must not be less than 2.50 to one at any time.

The terms of the Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Senior Credit Facility. The obligations under the Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI Holdings and the subsidiary guarantors, as defined in the Senior Credit Facility, and on the stock of GCI Holdings.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

In connection with the Senior Credit Facility and First Amendment, we paid loan fees and other expenses of $0.3 million that were expensed immediately in our Consolidated Statement of Operations for the year ended December 31, 2015 and $6.2 million that were deferred and are being amortized over the life of the Senior Credit Facility.

We have outstanding $272.9 million under the Term B loan, $240.0 million under the delayed draw term loan, $0.0 million under the revolving portion of the Senior Credit Facility and $22.5 million in letters of credit under the Senior Credit Facility at December 31, 2015, which leaves $127.5 million available for borrowing as of December 31, 2015.

(b)
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

The 2025 Notes mature on April 15, 2025. Semi-annual interest payments are payable on April 15 and October 15.

The 2025 Notes were issued pursuant to an Indenture, dated as of April 1, 2015, between us and MUFG Union Bank, N.A., as trustee.

We are not required to make mandatory sinking fund payments with respect to the 2025 Notes.

Upon the occurrence of a change of control, each holder of the 2025 Notes will have the right to require us to purchase all or any part of such holder’s 2025 Notes at a purchase price equal to 101% of the principal amount of such 2021 Notes, plus accrued and unpaid interest on such 2025 Notes, if any.  If we or certain of our subsidiaries engage in asset sales, we must generally either invest the net cash proceeds from such sales in our business within a period of time, prepay debt under any outstanding credit facility, or make an offer to purchase a principal amount of the 2025 Notes equal to the excess net cash proceeds, with the purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.

The 2025 Notes are senior unsecured obligations which rank equally in right of payment with our existing and future senior unsecured debt, including our 6.75% Senior Notes due 2021, and senior in right of payment to all future subordinated indebtedness.

The covenants in the indenture restrict us and certain of our subsidiaries from incurring additional debt or entering into sale and leaseback transactions; paying dividends or distributions on capital stock or repurchase capital stock; issuing stock of subsidiaries; making certain investments; creating liens on assets to secure debt; entering into transactions with affiliates; merging or consolidating with another company;

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

and transferring and selling assets. These covenants are subject to a number of limitations and exceptions, as further described in the 2025 Notes indenture.

At any time after the occurrence and during the continuation of an event of default under the Indenture, the trustee or holders of not less than 30% in aggregate principal amount of the 2025 Notes may, among other options, declare the 2025 Notes immediately due and payable.

We paid closing costs totaling $7.9 million in connection with the offering, which were recorded as deferred loan costs and are being amortized over the term of the 2025 Notes. We recorded a $27.7 million loss on extinguishment of debt in our Consolidated Statement of Operations for the year ended December 31, 2015. Included in the loss was $20.2 million in call premium payments to redeem our 2019 Notes, $5.4 million in unamortized 2019 Notes deferred loan costs, and $2.1 million for the unamortized portion of the 2019 Notes original issue discount.

We were in compliance with all 2025 Notes loan covenants at December 31, 2015.

(c)
We pay interest of 6.75% on notes that are due in 2021 ("2021 Notes"). The 2021 Notes are senior unsecured obligations which rank equally in right of payment with our existing and future senior unsecured debt, including our 2025 Notes, and senior in right of payment to all future subordinated indebtedness.

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

We were in compliance with all 2021 Notes loan covenants at December 31, 2015.

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

(e)	UUI, our wholly owned subsidiary, has entered into various loans with the RUS. We repaid substantially all amounts owed to the RUS in 2014 and the remainder of amounts owed in 2015.

Maturities of long-term debt as of December 31, 2015 are as follows (amounts in thousands):

Years ending December 31,
2016	$3,342
2017	3,358
2018	243,374
2019	3,391
2020	3,407
2021 and thereafter	1,040,241
Total debt	1,297,113
Less unamortized discount paid on 2025 Notes	3,817
Less current portion of long-term debt	3,342
Long-term debt, net	$1,289,954

(7)	Income Taxes
Total income tax expense of $0.1 million, $10.0 million and $11.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, was allocated to income (loss) in each year. Income tax expense consists of the following (amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Deferred tax expense (benefit):
Federal taxes	$290	9,081	9,267
State taxes	(209)	948	1,690
	$81	10,029	10,957

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Total income tax expense differed from the “expected” income tax expense (benefit) determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
“Expected” statutory tax expense (benefit)	$(3,482)	24,246	14,939
Nondeductible officer compensation	1,906	1,351	824
Nondeductible entertainment expenses	1,059	1,125	1,045
Nondeductible lobbying expenses	442	425	369
Impact of non-controlling interest attributable to non-tax paying entity	(220)	(18,255)	(7,977)
State income tax expense (benefit), net of federal expense	(209)	948	1,690
Other, net	585	189	67
	$81	10,029	10,957

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014 are summarized below (amounts in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$139,238	131,938
Deferred revenue for financial reporting purposes	41,151	36,077
Asset retirement obligations in excess of amounts recognized for tax purposes	14,338	6,660
Compensated absences accrued for financial reporting purposes	3,339	3,117
Share-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	2,773	1,458
Accounts receivable, principally due to allowance for doubtful receivables	1,912	2,585
Workers compensation and self-insurance health reserves, principally due to accrual for financial reporting purposes	1,795	2,043
Alternative minimum tax credits	1,735	1,735
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	1,603	1,374
Other	11,216	5,866
Total deferred tax assets	$219,100	192,853
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$246,172	231,109
Intangible assets	79,255	48,768
Flow-through entity deferred tax items	—	44,728
Other	1,746	—
Total deferred tax liabilities	327,173	324,605
Net deferred tax liabilities	$108,073	131,752

At December 31, 2015, we have tax net operating loss carryforwards of $340.5 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.  Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands):

Years ending December 31,	Federal	State
2020	$34,958	34,301
2021	29,614	28,987
2022	14,081	13,788
2023	3,968	3,903
2024	722	—
2025	737	—
2026	150	—
2027	1,010	—
2028	39,879	39,715
2029	48,370	47,558
2031	110,933	109,376
2033	5,031	4,927
2034	39,133	37,866
2035	11,885	11,290
Total tax net operating loss carryforwards	$340,471	331,711

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

We file federal income tax returns in the U.S. and in various state jurisdictions. We are not subject to U.S. or state tax examinations by tax authorities for years 2011 and earlier except that certain U.S. federal income tax returns for years after 1998 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  We did not have any unrecognized tax benefits as of December 31, 2015, 2014 and 2013, and accordingly, we did not recognize any interest expense.  Additionally, we recorded no penalties during the years ended December 31, 2015, 2014 and 2013.

We did not record any excess tax benefit generated from stock options exercised during the years ended December 31, 2015, 2014 and 2013, since we are in a net operating loss carryforward position and the income tax deduction will not yet reduce income taxes payable.  The cumulative excess tax benefits generated for stock options exercised that have not been recognized is $3.4 million at December 31, 2015.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(8)	Fair Value Measurements

Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 are as follows (amounts in thousands):

December 31, 2015	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,728	—	—	1,728

December 31, 2014	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$2,068	—	—	2,068

(1) Quoted prices in active markets for identical assets or liabilities
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) Inputs that are generally unobservable and not corroborated by market data

The fair value of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases at December 31, 2015 and 2014 are as follows (amounts in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,293,296	1,314,864	1,036,678	1,055,952

The following methods and assumptions were used to estimate fair values:

•	The fair values of the 6.75% Senior Notes due 2021 and the 6.875% Senior Notes due 2025 are based upon quoted market prices for the same or similar issues (Level 2).

•	The fair value of our Senior Credit Facility and Wells Fargo note payable are estimated to approximate their carrying value because the instruments are subject to variable interest rates (Level 2).

(9)	Stockholder's Equity

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

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares of GCI Class A common stock are issued when stock option agreements are exercised or restricted stock awards are granted. We have not issued any new options since 2010 when we transitioned to issuing restricted stock awards. We have 2.1 million shares available for grant under the Stock Option Plan at December 31, 2015.

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

A summary of option activity under the Stock Option Plan as of December 31, 2015 and changes during the year then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	308	$6.86
Exercised	(286)	$6.56
Expired	(3)	$7.51
Outstanding at December 31, 2015	19	$11.35	1.0 year	$160
Exercisable at December 31, 2015	19	$11.35	1.0 year	$160

The total intrinsic values, determined as of the date of exercise, of options exercised in the years ended December 31, 2015, 2014 and 2013, were $3.8 million, $0.1 million and $0.2 million, respectively.

A summary of nonvested restricted stock award activity under the Stock Option Plan for the year ended December 31, 2015, follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	1,744	$9.11
Granted	688	$15.06
Vested	(930)	$18.29
Forfeited	(7)	$12.65
Nonvested at December 31, 2015	1,495	$11.08

The weighted average grant date fair value of awards granted during the years ended December 31, 2015, 2014, and 2013 were $15.06, $10.04 and $8.30, respectively. The total fair value of awards vesting during the years ended December 31, 2015, 2014, and 2013 were $17.0 million, $8.5 million and $5.5 million, respectively. We have recorded share-based compensation expense of $10.9 million, $8.4 million, and $6.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense is $9.6 million as of December 31, 2015.  We expect to recognize share-based compensation expense over a weighted average period of 1.8 years for restricted stock awards.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

GCI 401(k) Plan
In 1986, GCI adopted an Employee Stock Purchase Plan (“GCI 401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The GCI 401(k) Plan provides for acquisition of GCI’s Class A common stock at market value as well as various mutual funds. We may match a percentage of the employees' contributions up to certain limits, decided by GCI’s Board of Directors each year. Our matching contributions allocated to participant accounts totaled $9.8 million, $9.1 million and $8.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  We used cash to fund all of our employer-matching contributions during the years ended December 31, 2015, 2014 and 2013.

(10)	Industry Segments Data
We have two reportable segments, Wireless and Wireline. Our reportable segments are business units that offer different products and are each managed separately. A description of our reportable segments follows:
Wireless - We offer wholesale wireless services.
Wireline - We provide a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska.

We evaluate performance and allocate resources based on Adjusted EBITDA, which is defined as earnings plus imputed interest on financed devices before:
•Net interest expense,
•Income taxes,
•Depreciation and amortization expense,
•Loss on extinguishment of debt,
•Software impairment charge,
•Share-based compensation expense,
•Accretion expense,
•Loss attributable to non-controlling interest resulting from NMTC transactions,
•Gains and impairment losses on equity and cost method investments, and
•Other non-cash adjustments.

Management believes that this measure is useful to investors and other users of our financial information in understanding and evaluating operating performance as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected Adjusted EBITDA are used to estimate current or prospective enterprise value.

The accounting policies of the reportable segments are the same as those described in Note 1 of this Form 10-K.  We have no intersegment sales. We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Wireless plan fee and usage revenues from external customers are allocated between our Wireless and Wireline segments.  The Wireless segment recorded subsidies to the Wireline segment related to wireless equipment sales based upon equipment sales and agreed-upon subsidy rates through the AWN transaction close on July 23, 2013. Subsequent to the transaction close and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements. These subsidies, which eliminate in consolidation, increase the Wireline segment Adjusted EBITDA and reduce the Wireless segment Adjusted EBITDA.  The wireless equipment subsidy recorded by the Wireless segment was $7.7 million, $17.3 million, and $12.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Selling, general and administrative expenses are charged to the Wireless segment based upon a shared services agreement.  The remaining selling, general and administrative expenses are charged to the Wireline segment.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Summarized financial information for our reportable segments for the years ended December 31, 2015, 2014 and 2013 follows (amounts in thousands):

	Wireless	Wireline	Total Reportable Segments
2015
Revenues
Wholesale	$267,676	—	267,676
Consumer	—	351,196	351,196
Business Services	—	209,975	209,975
Managed Broadband	—	149,687	149,687
Total	267,676	710,858	978,534

Cost of Goods Sold	70,899	251,439	322,338
Contribution	196,777	459,419	656,196
Less SG&A	(18,137)	(320,242)	(338,379)
Plus share-based compensation expense	—	10,902	10,902
Plus accretion expense	559	562	1,121
Other	—	511	511
Adjusted EBITDA	$179,199	151,152	330,351

Capital expenditures	$47,892	128,343	176,235
Goodwill	$164,312	74,951	239,263
Total assets	$594,250	1,388,058	1,982,308

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

	Wireless	Wireline	Total Reportable Segments
2014
Revenues
Wholesale	$269,977	—	269,977
Consumer	—	288,014	288,014
Business Services	—	225,963	225,963
Managed Broadband	—	126,244	126,244
Total	269,977	640,221	910,198

Cost of Good Sold	90,920	211,784	302,704
Contribution	179,057	428,437	607,494
Less SG&A	(21,631)	(272,016)	(293,647)
Plus share-based compensation expense	—	8,392	8,392
Plus accretion expense	733	516	1,249
Other expense	—	(372)	(372)
Adjusted EBITDA	$158,159	164,957	323,116

Capital expenditures	$30,243	145,866	176,109
Goodwill	$164,312	65,248	229,560
Total assets	$625,417	1,376,961	2,002,378

2013
Revenues
Wholesale	$197,218	—	197,218
Consumer	—	274,805	274,805
Business Services	—	222,814	222,814
Managed Broadband	—	116,811	116,811
Total	197,218	614,430	811,648

Cost of Good Sold	68,086	212,376	280,462
Contribution	129,132	402,054	531,186
Less SG&A	(20,030)	(251,035)	(271,065)
Plus share-based compensation expense	—	6,638	6,638
Plus accretion expense	507	(430)	77
Other expense	—	447	447
Adjusted EBITDA	$109,609	157,674	267,283

Capital expenditures	$28,156	152,398	180,554
Goodwill	$155,445	63,596	219,041
Total assets	$624,740	1,347,314	1,972,054

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

A reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income taxes follows (amounts in thousands):

Years Ended December 31,	2015	2014	2013
Reportable segment Adjusted EBITDA	$330,351	323,116	267,283
Less depreciation and amortization expense	(181,767)	(170,285)	(147,259)
Less software impairment charge	(29,839)	—	—
Less share-based compensation expense	(10,902)	(8,392)	(6,638)
Less accretion expense	(1,121)	(1,249)	(77)
Other	(511)	372	(447)
Consolidated operating income	106,211	143,562	112,862
Less other expense, net	(116,162)	(74,289)	(70,178)
Consolidated income (loss) before income taxes	$(9,951)	69,273	42,684

We earn revenues included in both the Wireless and Wireline segment from a major customer. We earned revenues from our major customer, net of discounts, of $130.8 million or 13% and $108.3 million or 12% of total consolidated revenues for the year ended December 31, 2015, and 2014, respectively. We had no major customers for the years ended December 31, 2013.

(11)	Related Party Transactions
We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President and CEO for property occupied by us.  The leased asset was capitalized in 1991 at the owner’s cost of $0.9 million and the related obligation was recorded.  The lease agreement was amended in April 2008 and our existing capital lease asset and liability increased by $1.3 million to record the extension of this capital lease.  The amended lease terminates on September 30, 2026.

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

ACS was a related party for financial statement reporting purposes from the date of the Wireless Agreement, July 22, 2013, through the date of the Wireless Acquisition on February 2, 2015. Included in our related party disclosures were ACS' provision to us of local service lines and network capacity in locations where we do not have our own facilities, our provision to ACS of wholesale wireless services for their use of our network to sell services to their respective retail customers, and our receipt of ACS' high cost support from USF for its wireless customers. For the period January 1, 2015 to February 2, 2015, we paid ACS $6.2 million and received $8.1 million in payments from ACS. For the year ended December 31, 2014 and the period from the Wireless Agreement date, July 23, 2013, to December 31, 2013, payments to ACS were $62.9 million and $25.1 million, respectively. For the year ended December 31, 2014 and the period from the Wireless Agreement date, July 23, 2013, to December 31, 2013, we received $50.9 million and $23.9 million, respectively, in payments from ACS. We also have long term capacity exchange agreements with ACS for which no money is exchanged.

(12)	Variable Interest Entities

New Markets Tax Credit Entities
We have entered into several arrangements under the NMTC program with US Bancorp to help fund a project that extended terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network (“TERRA-NW”).  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

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

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $1.1 million and $1.1 million was held by Unicom at December 31, 2015 and 2014, respectively, and is included in our Consolidated Balance Sheets. We completed construction of TERRA-NW and placed the final phase into service in late 2014.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of December 31, 2015.  The value attributed to the put/calls is nominal.

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

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of December 31, 2015 and 2014.

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

We concluded that the company's board has the power to direct the significant activities of the entity. The board is comprised of five members of which we may choose two of the board members. As we do not control the board, we concluded that we do not have the power to direct the significant activities of the entity and are not the primary beneficiary. Our maximum exposure of loss related to the VIE is the combination of the investment and note receivable. We do not have a contractual obligation to provide additional financing.

During the second quarter of 2015, it became apparent that we would not recover the carrying value of our investment. We determined that the fair value of the equity investment was $0 and subsequently wrote-off the entire value of our investment resulting in an impairment loss of $12.6 million for the year ended December 31, 2015 that is recorded in Other Income (Expense) in our Consolidated Statement of Operations. The fair value determination was based upon market information obtained during the second quarter of 2015, the estimated liquidation value of the entity's assets and the amount of senior secured debt at the valuation date.

We have a note receivable with the entity of $3.0 million that is recorded in Other Current Assets in our Consolidated Balance Sheets as of December 31, 2015 for which we received full payment in January 2016.

(13)	Commitments and Contingencies

Operating Leases as Lessee
We lease business offices, have entered into site lease agreements and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements.  Many of our leases are for multiple years and contain renewal options.  Rental costs under such arrangements amounted to $51.5 million, $43.8 million and $46.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Capital Leases as Lessee
We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President and CEO for property occupied by us as further described in Note 11 of this Form 10-K.

We have a capital lease agreement for transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft.  The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years.  At lease inception the present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, was $98.6 million.

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

A summary of future minimum lease payments follows (amounts in thousands):

Years ending December 31:	Operating	Capital
2016	$45,585	13,454
2017	35,642	13,433
2018	28,822	13,440
2019	23,611	13,450
2020	20,134	13,459
2021 and thereafter	50,933	19,752
Total minimum lease payments	$204,727	86,988
Less amount representing interest		18,629
Less current maturity of obligations under capital leases		8,708
Long-term obligations under capital leases, excluding current maturity		$59,651

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

Self-Insurance
Through December 31, 2015, we were self-insured for losses and liabilities related to health and welfare claims up to $600,000 per incident per year above which third party insurance applied. A reserve of $4.1 million and $4.0 million was recorded at December 31, 2015 and 2014, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims.  We are self-insured for all losses and liabilities related to workers’ compensation claims in Alaska and have a workers compensation excess insurance policy to make claims for any losses in excess of $500,000 per incident.  A reserve of $3.6 million and $3.8 million was recorded at December 31, 2015 and 2014, respectively, to cover estimated reported losses and estimated expenses for open and active claims.  Actual losses will vary from the recorded reserves.  While we use what we believe are pertinent information and factors in determining the amount of reserves, future additions or reductions to the reserves may be necessary due to changes in the information and factors used.

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

Universal Service
As an ETC, we receive support from the USF for the provision of wireline local access and wireless service in Remote and Urban high cost areas as further described in Note 1(s) of this Form 10-K. Remote and Urban high cost support may change once a new funding mechanism is in place. A further rulemaking to consider successor funding mechanisms is underway and could result in a substantial reduction of USF support.

For both Remote and Urban high cost support revenue, our ability to collect our accrued USF support is contingent upon continuation of the USF program and upon our eligibility to participate in that program, which

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

Tribal Mobility Fund I Grant
In February 2014, the FCC announced our winning bids in the Tribal Mobility Fund I auction for a $41.4 million grant to partially fund expansion of our 3G wireless network, or better, to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements. We received $13.8 million in 2015 and expect to receive $27.6 million in additional grant fund disbursements in the future depending on the timing of upgrades completed and test results submitted to and approved by the FCC.

(14)	Software Impairment
During the years ended December 31, 2013 and 2014, we internally developed computer software in our Wireline segment to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress through the first quarter of 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during the year ended December 31, 2015, by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

During the year ended December 31, 2015, we reassessed our plans for our internally developed machine-to-machine billing system in our Wireline segment, and decided to no longer market this system to third parties. Accordingly, we recognized an impairment of $7.1 million during the year ended December 31, 2015, by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

During the year ended December 31, 2015, we evaluated user management software we purchased in 2014 in our Wireline segment and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during the year ended December 31, 2015, by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

(15)	Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 (amounts in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Total revenues	$231,089	247,528	258,573	241,344
Operating income	$816	39,257	45,549	20,589
Net income (loss)	$(17,721)	(14,701)	19,802	2,588
Net income (loss) attributable to GCI, Inc.	$(18,246)	(14,622)	19,918	2,759

2014
Total revenues	$216,283	224,399	240,725	228,791
Operating income	$30,265	38,414	49,336	25,547
Net income	$10,761	16,840	25,847	5,796
Net income (loss) attributable to GCI, Inc.	$1,140	5,927	9,915	(9,425)

Table of Contents	GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description	Where Located
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
Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed March 7, 2015.
3.1	The Articles of Incorporation of GCI, Inc.	Incorporated by reference to GCI’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
3.2	The Bylaws of GCI, Inc.	Incorporated by reference to GCI’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
3.3	Amendment to the Bylaws of GCI, Inc.	Incorporated by reference to GCI, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.
4.1	Indenture dated as of May 20, 2011 between GCI, Inc. and Union Bank, N.A., as trustee	Incorporated by reference to The Company's Report on Form 8-K for the period May 20, 2011 filed May 25, 2011.
4.2	Supplemental Indenture dated as of May 23, 2011 between GCI, Inc. and Union Bank, N.A., as trustee	Incorporated by reference to The Company's Report on Form 8-K for the period May 20, 2011 filed May 25, 2011.
4.3	Indenture dated as of April 1, 2015 between GCI, Inc. and MUFG Union Bank, N.A., as trustee	Incorporated by reference to The Company's Report on Form 8-K for the period April 1, 2015 filed April 6, 2015.
10.1	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska	Incorporated by reference to GCI's Annual Report on Form 10-K for the year ended December 31, 1991.
10.2	The GCI Special Non-Qualified Deferred Compensation Plan[1]	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1995.
10.3	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp.	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1995.

Exhibit No.	Description	Where Located
10.4	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc.	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1991.
10.5	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.6	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995	Incorporated by reference to GCI’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
10.7	First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc.	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.8	Aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of January 22, 2001	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.9	First amendment to aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 8, 2002	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.10	Full-time Transponder Capacity Agreement with PanAmSat Corporation dated March 31, 2006 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
10.11	Second Amendment to Lease Agreement dated as of April 8, 2008 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc.	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
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
Incorporated by reference to The Company's Report on Form 8-K for the period June 10, 2011 filed June 14, 2011.

Exhibit No.	Description	Where Located
10.30	Second Amended and Restated Aircraft Lease Agreement between GCI Communication Corp., an Alaska corporation and 560 Company, Inc., an Alaska corporation, dated May 9, 2011	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 9, 2011.
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
Incorporated by reference to The Company's Report on Form 8-K for the period April 30, 2013 filed May 6, 2013.

Exhibit No.	Description	Where Located
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

Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.43	First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC dated July 22, 2013 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.44	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and The United States of America dated June 1, 2010	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.45	Nineteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated March 20, 2014 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed May 5, 2014.
10.46	Twentieth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated August 11, 2014 #	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ending December 31, 2014 filed March 5, 2015.
10.47
Fourth Amended and Restated Credit Agreement dated as of February 2, 2015 by and among GCI Holdings, Inc., GCI, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Union Bank, as Syndication Agent, Suntrust Bank, as Documentation Agent and Credit Agricole Corporate and Investment Bank, as Administrative Agent
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ending December 31, 2014 filed March 5, 2015.
10.48	Twenty-First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated August 11, 2014 #	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed May 8, 2015
10.49	Twenty-Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated August 11, 2014 #	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed August 5, 2015
10.50	First Amendment to the Fourth Amended and Restated Credit Agreement dated as of February 2, 2015	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed August 5, 2015
10.51	Twenty-Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated August 11, 2014 #	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed November 5, 2015
10.52	Twenty-Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated August 11, 2014 #	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed November 5, 2015

Exhibit No.	Description	Where Located
10.53	Twenty-Fifth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated December 31, 2015 # *
10.54	Second Amendment to the Fourth Amended and Restated Credit Agreement dated as of February 2, 2015*
14	Code Of Business Conduct and Ethics	Incorporated by reference to The Company's Report on Form 8-K for the period September 27, 2013 filed October 3, 2013.
21.1	Subsidiaries of the Registrant *
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101
The following materials from GCI, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Income Statements for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Stockholder's Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements *

#
CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the SEC.  Each omitted Confidential Portion is marked by three asterisks.

*	Filed herewith.
[1]	Constitute management contracts or compensatory plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, INC.

By:	/s/ Gregory F. Chapados
Gregory F. Chapados, President (Chief Executive Officer)

Date:	March 3, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory F. Chapados	President and Director (Principal Executive Officer)	March 3, 2016
Gregory F. Chapados

/s/ Peter J. Pounds	Chief Financial Officer, Secretary, Treasurer, and Director (Principal Financial Officer)	March 3, 2016
Peter J. Pounds

/s/ Lynda L. Tarbath	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 3, 2016
Lynda L. Tarbath