Form 10-Q
period 2016-09-30
GCI INC
filed 2016-11-04
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	September 30,	December 31,
ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$92,622	26,528

Receivables	200,294	208,384
Less allowance for doubtful receivables	4,436	3,630
Net receivables	195,858	204,754

Prepaid expenses	16,253	12,862
Inventories	7,966	11,322
Other current assets	173	3,129
Total current assets	312,872	258,595

Property and equipment	2,505,753	2,384,530
Less accumulated depreciation	1,412,540	1,290,149
Net property and equipment	1,093,213	1,094,381

Goodwill	239,263	239,263
Cable certificates	191,635	191,635
Wireless licenses	92,347	86,347
Other intangible assets, net of amortization	70,062	69,290
Other assets	32,560	27,429
Total other assets	625,867	613,964
Total assets	$2,031,952	1,966,940

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2016	2015
Current liabilities:
Current maturities of obligations under long-term debt, capital leases, and tower obligation	$13,046	12,050
Accounts payable	51,551	63,014
Deferred revenue	33,115	34,128
Accrued payroll and payroll related obligations	29,251	31,337
Accrued interest	21,747	8,523
Accrued liabilities	17,002	22,822
Subscriber deposits	876	1,242
Total current liabilities	166,588	173,116

Long-term debt, net	1,274,042	1,274,586
Obligations under capital leases, excluding current maturities (including $1,785 and $1,824 due to a related party at September 30, 2016 and December 31, 2015, respectively)	52,713	59,651
Deferred income taxes	118,532	108,073
Long-term deferred revenue	120,875	93,427
Tower obligation	88,060	—
Other liabilities	47,222	47,992
Total liabilities	1,868,032	1,756,845

Commitments and contingencies
Stockholder's equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares at September 30, 2016 and December 31, 2015	206,622	206,622
Paid-in capital	172,682	164,508
Retained deficit	(246,032)	(192,033)
Total GCI, Inc. stockholder's equity	133,272	179,097
Non-controlling interests	30,648	30,998
Total stockholder's equity	163,920	210,095
Total liabilities and stockholder's equity	$2,031,952	1,966,940

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2016	2015	2016	2015
Revenues:
Non-related party	$236,655	258,573	701,519	731,907
Related party	—	—	—	5,283
Total revenues	236,655	258,573	701,519	737,190

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	73,494	82,717	227,926	235,860
Related party	—	—	—	881
Total cost of goods sold	73,494	82,717	227,926	236,741

Selling, general and administrative expenses:
Non-related party	88,974	82,579	264,642	248,885
Related party	—	—	—	540
Total selling, general and administrative expenses	88,974	82,579	264,642	249,425

Depreciation and amortization expense	47,819	45,157	143,033	135,563
Software impairment charge	—	2,571	—	29,839
Operating income	26,368	45,549	65,918	85,622

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(19,666)	(19,260)	(58,199)	(59,713)
Loss on extinguishment of debt	—	—	—	(27,700)
Impairment of equity method investment	—	—	—	(12,593)
Other	613	1,202	1,702	2,445
Other expense, net	(19,053)	(18,058)	(56,497)	(97,561)

Income (loss) before income taxes	7,315	27,491	9,421	(11,939)
Income tax expense	(8,288)	(7,689)	(10,490)	(681)
Net income (loss)	(973)	19,802	(1,069)	(12,620)

Net income (loss) attributable to non-controlling interests	(116)	(116)	(350)	330
Net income (loss) attributable to GCI, Inc.	$(857)	19,918	(719)	(12,950)

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Deficit	Non- controlling Interests	Total Stockholder's Equity

(Amounts in thousands)
Balances at January 1, 2015	0.1	$206,622	$88,802	$(128,068)	$299,866	$467,222
Net income (loss)	—	—	—	(12,950)	330	(12,620)
Distribution to General Communication, Inc.	—	—	—	(49,360)	—	(49,360)
Contribution from General Communication, Inc.	—	—	83,277	—	—	83,277
Distribution to non-controlling interest	—	—	—	—	(765)	(765)
Purchase of AWN NCI	—	—	(35,467)	—	(268,364)	(303,831)
Other	—	—	(230)	—	—	(230)
Balances at September 30, 2015	0.1	$206,622	$136,382	$(190,378)	$31,067	$183,693

Balances at January 1, 2016	0.1	$206,622	$164,508	$(192,033)	$30,998	$210,095
Net loss	—	—	—	(719)	(350)	(1,069)
Distribution to General Communication, Inc.	—	—	—	(53,280)	—	(53,280)
Contribution from General Communication, Inc.	—	—	8,174	—	—	8,174
Balances at September 30, 2016	0.1	$206,622	$172,682	$(246,032)	$30,648	$163,920

See accompanying condensed notes to interim consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(Amounts in thousands)
	2016	2015
Cash flows from operating activities:
Net loss	$(1,069)	(12,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	143,033	135,563
Deferred income tax expense	10,459	632
Share-based compensation expense	7,820	8,074
Loss on extinguishment of debt	—	27,700
Software impairment charge	—	29,839
Impairment of equity method investment	—	12,593
Other noncash income and expense items	10,647	8,060
Change in operating assets and liabilities	25,340	17,245
Net cash provided by operating activities	196,230	227,086
Cash flows from investing activities:
Purchases of property and equipment	(149,842)	(134,275)
Purchases of other assets and intangible assets	(10,226)	(7,191)
Note receivable payment from an equity method investee	3,000	—
Proceeds from sale of investment	1,377	7,551
Grant proceeds	—	14,007
Note receivable issued to an equity method investee	—	(3,000)
Purchase of business, net of cash received	—	(10,569)
Other	(1,591)	(4,711)
Net cash used for investing activities	(157,282)	(138,188)
Cash flows from financing activities:
Proceeds from tower sale	90,795	—
Borrowing on Amended Senior Credit Facility	60,000	295,000
Repayment of debt and capital lease obligations	(69,013)	(492,068)
Net contribution from (distribution to) General Communication, Inc.	(53,084)	25,935
Issuance of 2025 notes	—	445,973
Purchase of non-controlling interests	—	(280,505)
Payment of bond call premium	—	(20,244)
Payment of debt issuance costs	—	(13,979)
Distribution to non-controlling interest	—	(4,932)
Other	(1,552)	203
Net cash provided by (used for) financing activities	27,146	(44,617)
Net increase in cash and cash equivalents	66,094	44,281
Cash and cash equivalents at beginning of period	26,528	15,402
Cash and cash equivalents at end of period	$92,622	59,683

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

Basis of Presentation
We were incorporated in Alaska in 1997 to affect the issuance of Senior Notes. As a wholly owned subsidiary of General Communication, Inc. ("GCI"), we received through our initial capitalization all ownership interest in subsidiaries previously held by GCI. The GCI and GCI, Inc. interim consolidated financial statements include substantially the same operating activities.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate consideration of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and is required to be adopted using the modified retrospective approach. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing diversity in practice. The issues identified within the ASU include: debt prepayments or extinguishment costs; contingent consideration made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identified cash flows and application of the predominance principle. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual and interim reporting periods. The adoption of this guidance is not expected to have a material effect on our statement of cash flows.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Depending upon the type of account receivable, our allowance is calculated using a pooled basis for all accounts greater than 120 days past due, a pooled basis using a percentage of related accounts, or a specific identification method.  When a specific identification method is used, potentially uncollectible accounts due to bankruptcy or other issues are reviewed individually for collectability.  Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

(k)	Revenue Recognition
As an Eligible Telecommunications Carrier ("ETC"), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high cost areas. On August 31, 2016, the Federal Communications Commission ("FCC") published a Report and Order to reform the methodology for distributing USF high cost support for both wireline and wireless voice and broadband service (“Alaska High Cost Order”).  The Alaska High Cost Order was a significant program change that required a reassessment of our high cost support revenue recognition.

Remote High Cost Support
Prior to the Alaska High Cost Order, we accrued estimated program revenue based on current line counts and the frozen per-line rates, reduced as needed by our estimate of the impact of the Statewide Support

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Cap. Additionally, we also considered our assessment of the impact of current FCC regulations and of the potential outcome of FCC proceedings.

As of January 1, 2017, Remote high cost support payments to Alaska High Cost participants will be frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required.

As a result of the Alaska High Cost Order, we apply the proportional performance revenue recognition method to account for the transition from accruals based on line counts to a fixed payment stream while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Remote high cost support payments from September 2016 through January 2027 net of our Remote accounts receivable balance at August 31, 2016. In 2022, the FCC may redistribute support in areas with duplicative LTE service. We will account for any changes made by the FCC to redistribute support prospectively.

Urban High Cost Support
Prior to the Alaska High Cost Order, Urban high cost support payments were frozen and had phased down to 60% of the monthly average of the 2011 annual support. The Alaska High Cost Order mandates that as of January 1, 2017, Urban high cost support for 2017 and 2018 will be two-thirds and one-third of the December 2014 level of support received, respectively.

We apply the proportional performance revenue recognition method to account for the impact of the declining payments while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Urban high cost support payments from September 2016 through January 2018 net of our Urban accounts receivable balance at August 31, 2016. An equal amount of this result is recognized as Urban support revenue each period.

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

We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $15.9 million and $16.5 million for the three months ended September 30, 2016 and 2015, respectively, and $48.4 million and $50.6 million for the nine months ended September 30, 2016 and 2015, respectively.  At September 30, 2016, we have $44.7 million in high cost support accounts receivable.

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

(n)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Surcharges reported gross	$951	1,426	2,973	3,960

(o)	Reclassifications
Reclassifications have been made to the 2015 financial statements to make them comparable with classifications used in the current year.

(2)	Tower Sale and Leaseback
In August 2016, we sold to Vertical Bridge Towers II, LLC (“VBT”) 276 cell sites (“VBT Tower Sites”) in exchange for net proceeds of $90.8 million (“Tower Transaction”). The sale included, where applicable, the towers, the land on which the towers were situated if owned by us, the obligation to pay land leases, and other executory costs.
We entered into a master lease agreement in which we lease back space at the VBT Tower Sites for an initial term of ten years, followed by the option to renew for eight additional five year periods, for a total possible lease term of 50 years. Each lease is subject to a 2% annual increase in lease payments throughout the life of the initial lease and all subsequent lease renewals.
Prior to the Tower Transaction, we had the legal obligation to remove the towers upon termination of the land lease agreements. The obligation is now reduced to the removal of our equipment from the towers. Therefore, we have reduced our asset retirement obligation related to the VBT Tower Sites by $3.4 million.
Per the master lease agreement, we have the right to cure land lease defaults on behalf of VBT and have negotiated fixed rate lease renewals as described above. Due to this continuing involvement with the VBT Tower Sites, we determined we were precluded from applying sale-leaseback accounting. We recorded a long-term financial obligation (“Tower Obligation”) in the amount of the net proceeds received and recognize interest on the tower obligation at a rate of 7.1% using the effective interest method. The Tower Obligation is increased by interest expense and amortized through contractual leaseback payments made by us to VBT. Our historical tower site asset costs continue to be depreciated and reported in Net Property and Equipment.
The following table summarizes the impacts to the Consolidated Balance Sheets (amounts in thousands):

September 30, 2016
Property and equipment (1)	$19,159
Tower obligation(2)	$88,060
(1) Property conveyed to VBT as part of the Tower Transaction, but remains on our Consolidated Balance Sheets.
(2) Excluding current portion and net of deferred transaction costs.

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Future minimum payments related to the Tower Obligation, including expected renewals and excluding deferred transaction costs, are summarized below (amounts in thousands):

Years ending December 31,	Total
2016	$1,735
2017	6,996
2018	7,136
2019	7,279
2020	7,425
2021 and thereafter	157,690
Total minimum payments	188,261
Less amount representing interest	98,118
Tower obligation	$90,143

(3)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Nine Months Ended September 30,	2016	2015
Decrease in accounts receivable, net	$3,129	17,016
Increase in prepaid expenses	(3,636)	(885)
Decrease in inventories	3,356	6,957
(Increase) decrease in other current assets	(44)	17
Increase in other assets	(3,990)	(7,886)
Increase (decrease) in accounts payable	4,155	(7,743)
Increase (decrease) in deferred revenues	(1,013)	1,532
Decrease in accrued payroll and payroll related obligations	(2,227)	(3,783)
Increase (decrease) in accrued liabilities	(5,758)	2,496
Increase in accrued interest	13,224	16,321
Decrease in subscriber deposits	(366)	(590)
Increase (decrease) in long-term deferred revenue	18,178	(6,437)
Increase in components of other long-term liabilities	332	230
Total change in operating assets and liabilities	$25,340	17,245

The following item is for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

Net cash paid or received:	2016	2015
Interest paid including capitalized interest	$45,164	45,393

The following items are non-cash investing and financing activities for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	2016	2015
Non-cash additions for purchases of property and equipment	$11,372	17,683
Net asset retirement obligation additions (deletions) to property and equipment	$(2,279)	1,730
Non-cash consideration for Wireless Acquisition	$—	23,326

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(4)	Intangible Assets and Goodwill
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense	$3,147	2,701	9,183	7,919

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2016	$12,141
2017	$10,352
2018	$8,388
2019	$5,872
2020	$4,474

(5)	Fair Value Measurements

Recurring Fair Value Measurements
Assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

September 30, 2016	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,462	—	—	1,462

December 31, 2015	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,728	—	—	1,728

(1) Quoted prices in active markets for identical assets or liabilities
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) Inputs that are generally unobservable and not corroborated by market data

The fair value of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases, at September 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,277,378	1,316,241	1,293,296	1,314,864

The following methods and assumptions were used to estimate fair values:

•	The fair values of the 6.75% Senior Notes due 2021 and the 6.875% Senior Notes due 2025 are based upon quoted market prices for the same or similar issues (Level 2).

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

•
The fair value of our Amended Senior Credit Facility and Wells Fargo note payable are estimated to approximate their carrying value because the instruments are subject to variable interest rates (Level 2).

(6)	Stockholder's Equity

Share-based Compensation
GCI's Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. We have issued only restricted stock awards since 2010. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  The requisite service period of our awards is generally the same as the vesting period.  New shares of GCI Class A common stock are issued when restricted stock awards are granted.  We have 1.6 million shares available for grant under the Stock Option Plan at September 30, 2016.

A summary of nonvested restricted stock award activity under the Stock Option Plan as of September 30, 2016 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	1,495	$11.08
Granted	580	$17.68
Vested	(284)	$10.41
Forfeited	(3)	$15.93
Nonvested at September 30, 2016	1,788	$13.32

The weighted average grant date fair value of awards granted during the nine months ended September 30, 2016 and 2015, were $17.68 and $14.70, respectively. The total fair value of awards vesting during the nine months ended September 30, 2016 and 2015 were $4.5 million and $5.1 million, respectively. We have recorded share-based compensation expense of $7.8 million and $8.0 million for the nine months ended September 30, 2016 and 2015, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense was $11.2 million as of September 30, 2016.  We expect to recognize share-based compensation expense over a weighted average period of 1.4 years for restricted stock awards.

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

In the first quarter of 2016, we added an adjustment to Adjusted EBITDA, our measure of segment profitability, for cash received in excess of revenue recognized for long-term roaming arrangements ("Roaming Adjustment"). In the third quarter of 2016, we reevaluated our measure of segment profitability and decided to eliminate this adjustment due to the fact that this adjustment is not appropriate to include in non-GAAP metrics, which resulted in differences between our measure of segment profitability and disclosures of non-GAAP metrics.

The effect of removing the Roaming Adjustment from Adjusted EBITDA for the three months ended March 31, 2016 and the three and six months ended June 30, 2016 follows (amounts in thousands):

	Wireless Segment Adjusted EBITDA
	Adjusted EBITDA as Previously Defined	Removal of Roaming Adjustment	Adjusted EBITDA
First Quarter 2016	$40,064	(7,500)	32,564
Second Quarter 2016	$40,334	(7,500)	32,834
Six Months Ended June 30, 2016	$80,398	(15,000)	65,398

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-Q.  We have no intersegment sales.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except the majority of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2016 and 2015 follows (amounts in thousands):

	Three Months Ended			Nine Months Ended
	Wireless	Wireline	Total Reportable Segments	Wireless	Wireline	Total Reportable Segments
September 30, 2016
Revenues	$52,327	184,328	236,655	$157,664	543,855	701,519
Adjusted EBITDA	$32,018	46,167	78,185	$97,416	122,915	220,331

September 30, 2015
Revenues	$80,424	178,149	258,573	$207,568	529,622	737,190
Adjusted EBITDA	$57,404	39,198	96,602	$140,518	119,517	260,035

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income taxes follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reportable segment Adjusted EBITDA	$78,185	96,602	220,331	260,035
Less depreciation and amortization expense	(47,819)	(45,157)	(143,033)	(135,563)
Less share-based compensation expense	(2,810)	(2,660)	(7,820)	(8,074)
Less imputed interest on financed devices	(651)	(268)	(1,885)	(438)
Less accretion expense	(406)	(191)	(1,240)	(992)
Less software impairment charge	—	(2,571)	—	(29,839)
Other	(131)	(206)	(435)	493
Consolidated operating income	26,368	45,549	65,918	85,622
Less other expense, net	(19,053)	(18,058)	(56,497)	(97,561)
Consolidated income (loss) before income taxes	$7,315	27,491	9,421	(11,939)

(8)	Related Party Transactions
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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

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

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of September 30, 2016.  The value attributed to the puts/calls is nominal.

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

GCI, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of September 30, 2016 and December 31, 2015.

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
During the years ended December 31, 2013 and 2014, we internally developed computer software in our Wireline segment to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress through September 30, 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during the nine months ended September 30, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

During the first quarter of 2015, we reassessed our plans for our internally developed machine-to-machine billing system in our Wireline segment, and decided to no longer market this system to third parties. Accordingly we recognized an impairment charge of $0.5 million and $7.1 million during the three and nine months ended September 30, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

During the third quarter of 2015, we evaluated user management software we purchased in 2014 and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during the three and nine months ended September 30, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

(11)	Commitments and Contingencies
On July 29, 2016, we executed a Membership Interest Purchase Agreement to acquire Kodiak Kenai Cable Company, the owner of the Kodiak Kenai Fiber Link ("KKFL") for consideration of $20.0 million.  KKFL is the only low latency redundant fiber link between Anchorage, the Kenai Peninsula and Kodiak and it will ensure we have diverse, protected network capacity to these markets to support our current and future broadband requirements.  Closing is subject to the consent of the Federal Communications Commission.

Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those described in Note 1 in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

General Overview
Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our Adjusted EBITDA, as defined in Note 7 in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements."  We have historically met our cash needs for operations and regular and maintenance capital expenditures through our cash flows from operating activities.  Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.

On August 31, 2016, the Federal Communications Commission ("FCC") published a Report and Order to reform the methodology for distributing Universal Service Fund ("USF") high cost support for both wireline and wireless voice and broadband service (“Alaska High Cost Order”).  The Alaska High Cost Order was a significant program change that required a reassessment of our high cost support revenue recognition. See Note 1(k) in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements" for additional information. As a result of the Alaska High Cost Order, we expect high cost support revenue under the USF program to be less than the $66.2 million of high cost support revenue recognized in 2015 by approximately $2.5 million in 2016, $5.0 million in each of 2017 and 2018, and $15.0 million annually from 2019 through 2026, the date the Alaska High Cost Order ends.

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

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Three Months Ended September 30,		Percentage Change[1] 2016	Nine Months Ended September 30,		Percentage Change[1] 2016
	2016	2015	vs. 2015	2016	2015	vs. 2015
Statements of Operations Data:
Revenues:
Wireless segment	22%	31%	(35)%	22%	28%	(24)%
Wireline segment	78%	69%	3%	78%	72%	3%
Total revenues	100%	100%	(8)%	100%	100%	(5)%
Selling, general and administrative expenses	38%	32%	8%	38%	34%	6%
Depreciation and amortization expense	20%	17%	6%	20%	18%	6%
Software impairment charge	—%	1%	(100)%	—%	4%	(100)%
Operating income	11%	18%	(42)%	9%	12%	(23)%
Other expense, net	8%	7%	6%	8%	13%	42%
Income (loss) before income taxes	3%	11%	(73)%	1%	(2)%	179%
Net income (loss)	—%	8%	(105)%	—%	(2)%	92%
Net income (loss) attributable to non-controlling interests	—%	—%	—%	—%	—%	(206)%
Net income (loss) attributable to GCI, Inc.	—%	8%	(104)%	—%	(2)%	94%

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

Management believes that this measure is useful to investors and other users of our financial information in understanding and evaluating operating performance as an analytical indicator of income generated to service debt and fund capital expenditures. In addition, multiples of current or projected Adjusted EBITDA are used to estimate current or prospective enterprise value. See Note 7 in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements" for a reconciliation of total Adjusted EBITDA to consolidated income (loss) before income taxes.

Overview of Revenues and Cost of Goods Sold
Total revenue, cost of goods sold (exclusive of depreciation and amortization expense) ("Cost of Goods Sold"), and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Revenue	$236,655	258,573	(8)%	$701,519	737,190	(5)%
Cost of Goods Sold	$73,494	82,717	(11)%	$227,926	236,741	(4)%
Adjusted EBITDA	$78,185	96,602	(19)%	$220,331	260,035	(15)%

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

Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Revenue	$52,327	80,424	(35)%	$157,664	207,568	(24)%
Cost of Goods Sold	$15,313	18,031	(15)%	$47,426	53,897	(12)%
Adjusted EBITDA	$32,018	57,404	(44)%	$97,416	140,518	(31)%

Wireless Segment Revenues
The decrease in revenue for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 is primarily due to the following:

•
A $24.9 million or 61% and $44.9 million or 50% decrease in roaming revenue for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively, due to long-term roaming agreements we have entered into with our largest roaming partners (please see "Liquidity and Capital Resources" below for additional discussion of the long-term roaming agreements), and

•
A $4.3 million or 21% and $12.2 million or 19% decrease in plan fee revenue for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively, primarily due to a decrease in subscribers and discounts given to customers who finance or bring their own device.

Wireless Segment Cost of Goods Sold
The decrease in Cost of Goods Sold for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 is primarily due to the following:

•
A $2.4 million or 52% and $8.0 million or 56% decrease in roaming costs for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively, primarily due to renegotiated roaming agreements, and

•
A $1.7 million or 100% and $6.3 million or 100% decrease in wireless equipment costs for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively. Through the February 2, 2015 close of the Wireless Acquisition, the Wireless segment gave a wireless equipment subsidy to the Wireline segment in accordance with the AWN agreements. Following the close of the Wireless Acquisition, this subsidy was discontinued but the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network which partially offset the decrease. All wireless equipment costs are recorded in the Wireline segment in 2016.

The decreases above are partially offset by a $0.4 million or 10% and $3.9 million or 34% increase for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively, primarily due to an increase in network maintenance costs primarily due to the expansion of our network and an increase in utility and operating costs. Additionally, the release of a reserve during the first quarter of 2015 contributed to the increase for the nine months ended September 30, 2016 when compared to the same period in 2015.

Wireless Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 is primarily due to a decrease in revenues as described above in "Wireless Segment Revenues, partially offset by decreased Cost of Goods Sold as described above in "Wireless Segment Cost of Goods Sold."

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

The components of Wireline segment revenue for the three and nine months ended September 30, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Consumer
Wireless	$19,866	19,451	2%	$50,055	56,566	(12)%
Data	35,255	32,465	9%	105,033	95,771	10%
Video	26,134	28,483	(8)%	81,294	86,629	(6)%
Voice	6,551	7,420	(12)%	20,357	22,950	(11)%
Business
Wireless	2,205	2,036	8%	6,787	6,077	12%
Data	74,777	67,780	10%	219,977	199,815	10%
Video	4,636	4,476	4%	14,530	13,511	8%
Voice	14,904	16,038	(7)%	45,822	48,303	(5)%
Total Wireline segment revenue	$184,328	178,149	3%	$543,855	529,622	3%

Wireline segment Cost of Goods Sold and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Wireline segment Cost of Goods Sold	$58,181	64,686	(10)%	$180,500	182,844	(1)%
Wireline segment Adjusted EBITDA	$46,167	39,198	18%	$122,915	119,517	3%

Selected key performance indicators for our Wireline segment follow:

	September 30,		Percentage
	2016	2015	Change
Consumer
Data:
Cable modem subscribers[1]	127,000	124,300	2%
Video:
Basic subscribers[2]	108,900	113,600	(4)%
Digital programming tier subscribers[3]	54,400	59,500	(9)%
HD/DVR converter boxes[4]	117,300	110,700	6%
Homes passed	250,200	251,200	—%
Video ARPU - quarter-to-date[5]	$79.63	$80.85	(2)%
Video ARPU - year-to-date[6]	$81.19	$83.24	(2)%
Voice:
Total local access lines in service[7]	49,000	51,000	(4)%
Business

Data:
Cable modem subscribers[1]	13,200	14,200	(7)%
Voice:
Total local access lines in service[7]	46,100	47,100	(2)%
Combined Consumer and Business
Wireless
Consumer Lifeline wireless lines in service[8]	28,700	28,100	2%
Consumer prepaid wireless lines in service[9]	29,600	27,100	9%
Consumer postpaid wireless lines in service[10]	141,000	146,700	(4)%
Business postpaid wireless lines in service[10]	27,100	30,000	(10)%
Total wireless lines in service	226,400	231,900	(2)%
Wireless ARPU - quarter-to-date[11]	$37.21	$44.24	(16)%
Wireless ARPU - year-to-date[12]	$38.82	$46.60	(17)%
Cable Modem ARPU - quarter-to-date[13]	$88.54	$84.87	4%
Cable Modem ARPU - year-to-date[14]	$88.23	$84.27	5%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period ("Video ARPU") for the three months ended September 30, 2016 and 2015.

[6] Video ARPU for the nine months ended September 30, 2016 and 2015.
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

[11] Average monthly wireless revenues, excluding those from common carrier customers, divided by the average number of wireless subscribers at the beginning and end of each month in the period ("Wireless ARPU") for the three months ended September 30, 2016 and 2015. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[12] Wireless ARPU for the nine months ended September 30, 2016. Average of the monthly wireless revenues, excluding those from common carrier customers, divided by the number of wireless subscribers at the end of each month for each of the months in the nine months ended September 30, 2015. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[13] Applicable average monthly cable modem revenues divided by the average number of subscribers at the beginning and end of each month in the period ("Cable Modem ARPU") for the three months ended September 30, 2016 and 2015.

[14] Cable Modem ARPU for the nine months ended September 30, 2016 and 2015.

Wireline Segment Revenues

Consumer
The increase in wireless revenue for the three months ended September 30, 2016 when compared to the same period in 2015 is primarily due to a $4.1 million adjustment to lower the guarantee liability for our Upgrade Now program (please see Note 1(i) in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements" for additional information on the guarantee liability). Based on a review of historical information, we determined that our customers were not trading their devices in as early and frequently as originally estimated. Additionally, we found that we were able to resell the used handsets for prices higher than originally estimated. Based on this new information, we determined that it was appropriate to reduce the guarantee liability recorded for financed devices in our Upgrade Now program. The increase in wireless revenue discussed above was partially offset by a decrease in the number of subscribers, discounts given to customers who finance or bring their own device, and a decrease in equipment sales revenue in the three months ended September 30, 2016 when compared to the same period in 2015. The decrease in wireless revenue for the nine months ended September 30, 2016 when compared to the same period in 2015, respectively, is primarily due to a decrease in the number of subscribers, discounts given to customers who finance or bring their own device, and a decrease in equipment sales revenue in the nine months ended September 30, 2016 when compared to the same period in 2015. The decreases were partially offset by the $4.1 million adjustment discussed above that was recorded during the three months ended September 30, 2016 to lower the guarantee liability for our Upgrade Now program.

The increase in data revenue is primarily due to a $2.5 million or 8% and $9.0 million or 10% increase in cable modem revenue for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 due to an increase in the number of subscribers and our subscribers’ selection of plans that offer higher speeds and higher included usage amounts.

The decrease in Consumer video revenue for the three months ended September 30, 2016 when compared to the same period in 2015 is primarily due to a decrease in the number of subscribers. Consumer video revenue faces challenges as more customers choose to have their video content delivered via the Internet. However, as a major Internet-provider ourselves, this selection may result in additional data service revenue to the extent we grow average cable modem revenue per subscriber.

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

The increase in data revenue for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 is primarily due to a $10.6 million or 20% and $24.6 million or 15% increase in data transport and storage revenue due to new customers and increased purchases by our existing customers partially offset by decreases due to rate compression. The increase in data revenue was partially offset by a $2.0 million or 17% and $4.1 million or 12% decrease in time and materials revenue due to a decrease in special project work for the three and nine months ended September 30, 2016 when compared to the same periods in 2015.

Wireline Segment Cost of Goods Sold
The decrease in Wireline segment Cost of Goods Sold for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 is primarily due to the following:

•
A $2.7 million or 21% and $3.3 million or 10% decrease for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively, due to a decrease in the number of handsets sold, and

•
A $2.2 million or 22% decrease for the three months ended September 30, 2016 when compared to the same period in 2015 due to a decrease in time and materials Cost of Goods Sold related to the decreased special project work described above in "Wireline Segment Revenues - Business Services."

The decrease for the nine months ended September 30, 2016 is partially offset by a $3.7 million or 14% increase in transport and storage Cost of Goods Sold primarily due to an increase in circuit costs in satellite served locations related to the increased data transport and storage revenue described above in "Wireline Segment Revenues - Business Services."

Wireline Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 is primarily due to an an increase in revenue as described in "Wireline Segment Revenues" and a decrease in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" partially offset by an increase in selling, general and administrative expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 8% to $89.0 million and 6% to $264.6 million for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively. Items contributing to the increase include:

•	A $1.4 million and $8.7 million increase in labor and health insurance costs for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively,

•	A $2.7 million and $6.0 million increase in professional and contract services costs for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively,

•
A $2.4 million and $1.5 million increase in our allowance for doubtful accounts for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively, primarily due to growth in our financed device allowance,

•
A $3.1 million increase in software contracts with subscription licenses instead of perpetual licenses for the nine months ended September 30, 2016 when compared to the same period in 2015, respectively, and

•	A $2.2 million increase to support a campaign to encourage public action related to the State of Alaska budget for the nine months ended September 30, 2016 when compared to the same period in 2015.

The increases above are partially offset by the absence of $1.9 million and $10.5 million for costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN in the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively.

As a percentage of total revenues, selling, general and administrative expenses increased from 32% and 34% for the three and nine months ended September 30, 2015, respectively, to 38% for the three and nine months ended September 30, 2016.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.7 million to $47.8 million and $7.5 million to $143.0 million in the three and nine months ended September 30, 2016 compared to the same periods in 2015.  The increase is primarily due to new assets placed in service in the last three months of 2015 and in the first nine months of 2016, partially offset by assets which became fully depreciated during the last three months of 2015 and in the first nine months of 2016.

Software Impairment Charge
Software impairment charge decreased $2.6 million and $29.8 million in the three and nine months ended September 30, 2016 when compared to the same periods in 2015 primarily due to the absence of an impairment charge as discussed below.

During the years ended December 31, 2013 and 2014, we internally developed computer software to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress through September 30, 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during the nine months ended September 30, 2015, by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations. We have signed a contract with an established billing solution provider and have begun the multi-year implementation.

During the first quarter of 2015, we reassessed our plans for our internally developed machine-to-machine billing system and decided to no longer market this system to third parties. Accordingly we recognized an impairment of $0.5 million and $7.1 million during the three and nine months ended September 30, 2015, by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

During the third quarter of 2015, we evaluated user management software we purchased in 2014 and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during the three and nine months ended September 30, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

Other Expense, Net
Other expense, net of other income, increased $1.0 million to $19.1 million for the three months ended September 30, 2016 when compared to the same period in 2015. Other expense, net of other income decreased $41.1 million to $56.5 million in the nine months ended September 30, 2016 when compared to the same period in 2015. Items contributing to the change include:

•	The absence of a $27.7 million loss on extinguishment of debt for the nine months ended September 30, 2015,

•	The absence of a $12.6 million impairment charge for the nine months ended September 30, 2015 to reflect an other than temporary decline in fair value for one of our equity investments,

•	The absence of a $4.7 million gain for the nine months ended September 30, 2015 recorded upon the sale of one of our cost method investments, and

•
The absence of a $2.6 million net loss for the nine months ended September 30, 2015, from adjusting to fair value the assets included in the consideration transfered in the Wireless Acquisition and adjusting to fair value amendments to certain agreements related to the right to use ACS network assets.

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

Income tax expense totaled $8.3 million and $10.5 million and our effective income tax rate was 113% and 111% in the three and nine months ended September 30, 2016, respectively. Income tax expense totaled $7.7 million and $0.7 million and our effective income tax rate was 28% and (6)% in the three and nine months ended September 30, 2015, respectively. Our effective income tax rate is impacted by the amount of expected permanent differences in a year as compared to our expected net income before income taxes.

At September 30, 2016, we have income tax net operating loss carryforwards of $324.8 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $133.5 million associated with income tax net operating losses that were generated from 2000 to 2015 and that expire from 2020 to 2035, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, 2013, and 2014 and that expire in 2024 through 2027, 2033, and 2034, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax expense rate for financial statement purposes will be 108% to 113% in the year ending December 31, 2016.

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

On August 1, 2016, we received $90.8 million for the initial closing to sell the majority of our urban wireless rooftop and tower sites to Vertical Bridge ("Tower Sale"). Additionally, we entered into a Master Lease Agreement with Vertical Bridge to lease collocation space on communications towers and facilities that were sold to Vertical Bridge.

In the first quarter of 2016, we entered into new long-term roaming and backhaul agreements with our largest roaming partners. The revenue recognized for these contracts was determined by calculating the cumulative minimum cash payments and recognizing the amount evenly over the life of the contracts. In the early years of the contracts, the cash received is in excess of the revenue recognized resulting in a significant increase in long-term deferred revenue; in the later years the cash received will be less than the revenue recognized and will lower long-term deferred revenue.

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

Our cash expenditures for property and equipment, including construction in progress, totaled $149.8 million and $134.3 million during the nine months ended September 30, 2016 and 2015, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2016, we expect our 2016 capital expenditures to total approximately $210.0 million. This estimate is based on purchases in 2016 regardless of the timing of cash payments.

The State of Alaska failed to pass a workable long-term fiscal plan during the recent legislative session. As a result, we plan to reduce our 2017 Alaska capital expenditure budget by 20% to 25% of the 2016 target of $210.0 million due substantially to the continued uncertainty of the ability of the State of Alaska to adopt and implement a workable long-term fiscal plan.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2016, consists primarily of cash received from the Tower Sale partially offset by repurchases of GCI's stock and payments on our Senior Credit Facility net of borrowings. Net cash used by financing activities during the nine months ended September 30, 2015, consists primarily of cash paid for the Wireless Acquisition, repurchases of GCI's stock, and payments related to the issuance of $450.0 million of new 6.875% Senior Notes due 2025 partially offset by borrowings on our Senior Credit Facility and a contribution from GCI.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Amended Senior Credit Facility
Our Senior Credit Facility includes a $150.0 million revolving credit facility with a $50.0 million sublimit for letters of credit.  Under the revolving portion of the Senior Credit Facility we have $22.0 million of letters of credit outstanding, which leaves $128.0 million available for borrowing as of September 30, 2016.

Debt Covenants
We are subject to covenants and restrictions under our long-term debt agreements.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our long-term debt agreements will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, GCI is currently authorized to make up to $64.0 million of repurchases as of September 30, 2016.  GCI is authorized to increase its repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During the nine months ended September 30, 2016 we repurchased 3.0 million shares of GCI common stock, on GCI's behalf, under the stock buyback program at a cost of $46.5 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of Securities Exchange Act of 1934 Rule 10b-18.

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

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in Note 1 in "Part I - Item 1 - Condensed Notes to Interim Consolidated

Financial Statements" and in Part IV of our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk
Our Senior Credit Facility and Wells Fargo note payable carry interest rate risk.  Our Senior Credit Facility consists of a term loan, Term B loan, and revolving credit facility. Amounts borrowed under the term loan and revolving credit facility bear interest at LIBOR plus 3.00% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility agreement).  Amounts borrowed under the Term B loan bear interest at LIBOR plus 3.25%. Amounts borrowed under the Wells Fargo note payable bear interest at LIBOR plus 2.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of September 30, 2016, we have borrowed $519.6 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.2 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not meet our performance plan milestones under the Alaska High Cost Order.

As an Eligible Telecommunications Carrier ("ETC"), we receive support from the USF to support the provision of wireline local access and wireless service in high cost areas. On August 31, 2016, the FCC published the Alaska High Cost Order which requires us to submit to the FCC a performance plan with five-year and ten-year commitments.  If we are unable to meet the final performance plan milestones approved by the FCC we will be required to repay 1.89 times the average amount of support per location received over the ten-year term for the relevant number of locations that we failed to deploy to, plus ten percent of our total Alaska High Cost Order support received over the ten-year term.

We may lose USF high cost support if another carrier adds 4G LTE service in an area where we currently provide 4G LTE service.

Under the Alaska High Cost Order, the FCC adopted a process for revisiting after five years whether and to what extent there is duplicative support for 4G LTE service in rural Alaska and to take steps to eliminate such duplicative support levels in the second half of the 10-year term. As a result, if another carrier builds 4G LTE service in an area where we are the sole provider and the FCC decides to redistribute the support then our high cost support may be reduced.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Master Lease Agreement among the Alaska Wireless Network, LLC, AWN Tower Company, LLC, and General Communication, Inc effective August 1, 2016 *
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Chief Financial Officer, Secretary and Treasurer *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Chief Financial Officer, Secretary and Treasurer *
101
The following materials from GCI, Inc.'s Quarterly Report on Form
10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholder's Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, INC.

Signature	Title	Date

/s/ Gregory F. Chapados	President and Director	November 3, 2016
Gregory F. Chapados	(Principal Executive Officer)

/s/ Peter J. Pounds	Chief Financial Officer, Secretary,	November 3, 2016
Peter J. Pounds	Treasurer and Director (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	November 3, 2016
Lynda L. Tarbath	Officer (Principal Accounting Officer)