Form 10-K
period 2017-12-31
GCI INC
filed 2018-02-28
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

GCI, INC.
A WHOLLY OWNED SUBSIDIARIY OF GCI LIBERTY, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

GCI, Inc. was incorporated in 1997 to effect the issuance of Senior Notes as further described in note 7 to the accompanying "Consolidated Financial Statements" included in Part IV of this Report. GCI, Inc. as a wholly owned subsidiary of GCI Liberty, Inc. ("GCI"), received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. GCI was incorporated in 1979 under the laws of the State of Alaska and has its principal executive offices at 2550 Denali Street, Suite 1000, Anchorage, AK 99503-2781 (telephone number 907-868-5600).

Prior to February 20, 2018, GCI was known as General Communication, Inc. On February 20, 2018, the State of Alaska approved new Articles of Incorporation that were approved by GCI's shareholders at a special meeting held on February 2, 2018. The name change is a result of the Transactions described in "Part 1 - Item 1. Business - Narrative Description of our Business - Development of our Business During the Past Fiscal Year." Additionally, as of February 20, 2018, GCI's Class A common stock and Class B common stock were reclassified into Class A-1 common stock and Class B-1 common stock, respectively.

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

Since GCI's founding in 1979 as a competitive long distance provider, we have consistently expanded our product portfolio and facilities to become the leading integrated communication services provider in our markets. Our facilities include redundant and geographically diverse digital undersea fiber optic cable systems linking our Alaska terrestrial networks to the networks of other carriers in the lower 48 contiguous states.  We operate the only statewide wireless network.

For the year ended December 31, 2017, we generated consolidated revenues of $919.2 million.  We ended the period with 219,400 wireless subscribers and 134,800 cable modem subscribers.

Development of our Business During the Past Fiscal Year
Transaction with Liberty Interactive Corporation. On April 4, 2017, General Communication, Inc., Liberty Interactive Corporation, a Delaware corporation (“Liberty”) and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“Liberty LLC”), entered into an Agreement and Plan of Reorganization (as may be amended from time to time, the “Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”). Pursuant to the Reorganization Agreement, General Communication, Inc. amended and restated its articles of incorporation resulting in General Communication, Inc. being renamed GCI Liberty, Inc. and a reclassification and auto conversion of its common stock. Following these events, Liberty will acquire GCI through a reorganization in which certain interests, assets and liabilities of the Liberty Ventures Group (“Liberty Ventures”) will be contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. The assets to be contributed to GCI Liberty are expected to include Liberty’s equity interests in Liberty Broadband and Charter Communications, Inc., along with certain other equity interests, together with the operating business of Evite, Inc. and certain other assets and liabilities, in exchange for (a) the issuance to Liberty LLC of (i) a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the contribution, respectively, and (ii) cash, and (b) the assumption by GCI Liberty of certain liabilities attributed to Liberty Ventures.

Following the contribution and acquisition of GCI Liberty, Liberty will then effect a tax-free separation of its controlling interest in GCI Liberty to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock. As a result of the Transactions, holders of GCI common stock (regardless of class) each will receive (i) 0.63 of a share of GCI Liberty Class A common stock and (ii) 0.20 of a share of new GCI Liberty Series A Cumulative Redeemable preferred stock in exchange for each share of their existing GCI common stock. The exchange ratios were determined based on total consideration of $32.50 per share in respect of each share of existing GCI common stock, comprised of $27.50 per share in GCI Liberty Class A common stock and $5.00 per share in newly issued GCI Liberty Series A Cumulative Redeemable preferred stock, based upon a Liberty Ventures reference price of $43.65 (with no premium paid for shares of GCI Class B common stock) and an initial liquidation price of $25.00 per share of GCI Liberty Series A Cumulative Redeemable preferred stock. The GCI Liberty Series A Cumulative Redeemable preferred stock will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing. The closing of the Transactions are expected to be consummated on March 9, 2018, subject to the satisfaction of customary closing conditions.

You should see “Part I — Item 1. Business — Regulation” for additional regulatory developments.

Business Strategy
We intend to grow the company using the following strategies:

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

We operate our business under a single reportable segment. Effective in the first quarter of 2017, we reassessed and reorganized our management and internal reporting structures in order to make our operations more efficient, which triggered an analysis of our reportable segments. As a result of our assessment, we merged our former Wireless and Wireline segments into one operating segment. We realigned our external financial reporting to support this change. Our chief operating decision maker assesses our financial performance as follows:

•	Capital expenditure decisions are based on the support they provide to all revenue streams

•	Revenues are managed on the basis of specific customers and customer groups

•	Costs are generally managed and assessed by function and generally support the organization across all customer groups or revenue streams

•	Profitability is assessed at the consolidated level

Prior to 2017, we operated our business under two reportable segments - Wireline and Wireless. As a result of the reorganization of our reporting structure, assets, including goodwill, and liabilities were reassigned to a single reporting unit.

Services and Products
We offer services and products to two major customer groups as follows:

Customer Group
Services and Products	Consumer	Business

Wireless
Retail	X	X
Wholesale		X

Data:
Internet	X	X
Data networks		X
Managed services		X

Video	X	X

Voice:
Long-distance	X	X
Local access	X	X

•	Consumer - We offer a full range of retail wireless, data, video, and voice services to residential customers.

•
Business - We offer a full range of wireless, data, video, voice, and managed services to businesses, governmental entities, and educational institutions, wholesale data, voice, and wireless services to common carrier customers, and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

Sales and Marketing
We offer our services directly to consumer and business customers through our call center, direct mail advertising, television advertising, Internet advertising, local media advertising, and through our retail stores. Our sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sell opportunities. We sell our managed services, wholesale data, voice, and wireless services, and data services to rural schools and health organizations through direct contact marketing.

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

Competition
We operate in intensely competitive industries and compete with a number of companies that provide a broad range of communication, entertainment, and information products and services. Technological changes are further intensifying and complicating the competitive landscape and consumer behavior.

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

We compete for customers based principally upon price, service bundles, the services and enhancements offered, network quality, customer service, billing services, statewide network coverage and capacity, TurboZone, the type of wireless handsets offered, and perceived quality, reliability and availability.  Our ability to compete successfully will depend, in part, on our marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry.

Data Services and Products Competition
The Internet industry is highly competitive, rapidly evolving and subject to constant technological change.  Competition is based upon price, service bundles, the services and enhancements offered, the technologies used, customer service, billing services, and perceived quality, reliability and availability.  We compete with other providers some of which are headquartered outside of Alaska and have substantially greater financial, technical and marketing resources than we do.

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

Internet video streaming is a major source of competition for our video services.  Additionally, some online video services produce or acquire their own original content. However, as a major Internet-provider ourselves, the competition may result in additional data service subscriber revenue to the extent we grow average Internet revenue per subscriber.

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

See “Regulation — Wireline Voice Services and Products” below for more information.

Seasonality
Our services and products do not exhibit significant seasonality.  Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow and short daylight hours.

Major Customer
We had no major customer in 2017 and 2016. Verizon was a major customer in 2015.

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

Patents, Trademarks, and Licenses
We do not hold franchises (with the exception of video services as described below) or concessions for communications services or local access services.  We hold a number of federally registered service marks used by our business.  We own two utility patents issued in 2017 pertaining to device diagnostics and network connectivity. The Communications Act of 1934, as amended, gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications.  We hold licenses for our satellite and microwave transmission facilities for provision of long-distance services. We hold various licenses for spectrum and broadcast television use. These licenses may be revoked and license renewal applications may be denied for cause.  However, we expect these licenses to be renewed in due course when, at the end of the license period, a renewal application will be filed.

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

On August 31, 2016, the FCC published the Alaska High Cost Order.  Per the Alaska High Cost Order, as of January 1, 2017, Remote high cost support payments to Alaska High Cost participants are frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required. Prior to the Alaska High Cost Order, Urban high cost support payments were frozen and had phased down to 60% of the monthly average of the 2011 annual support. The Alaska High Cost Order mandated that as of January 1, 2017, Urban high cost support for 2017 and 2018 would be two-thirds and one-third of the December 2014 level of support received, respectively, with Urban high cost support ending effective December 31, 2018.

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

See “Description of Our Business — Regulation — Wireline Voice Services and Products — Regulatory Regime Applicable to IP-based Networks” for more information.

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

On February 26, 2015, the FCC adopted an order reclassifying Internet service as a telecommunications service under Title II of the Communications Act. This order prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users' and edge providers’ ability to send traffic to, from, and among each other. The order also strengthened the FCC’s transparency rules, which require accurate and truthful service disclosures, sufficient for consumers to make informed choices, for example, about speed, price and fees, latency, and network management practices. The order allowed broadband providers to engage in reasonable network management, including using techniques to address traffic congestion. These rules applied equally to wired and wireless broadband services. The order refrained from applying rate regulation and tariff requirements on broadband services.  On January 4, 2018, the FCC released an order that returned to a Title I classification of Internet service and eliminated many of the requirements described above. There are various efforts in Congress, through the federal courts of appeal, and through state legislation to re-impose the rules adopted in 2015. While we do not believe that the 2015 FCC order conflicts with our existing practices or offerings, the re-imposition of that regulatory framework would impose regulatory burdens, likely would increase our costs, and could adversely affect the manner and price of providing service.

Rural Health Care Program. The USF Rural Health Care ("RHC") Program subsidizes the rates for services provided to rural health care providers. For the funding year that ran from July 1, 2016 through June 30, 2017, USAC received requests for funds that exceeded the funding available for the RHC Program. USAC allocated the funding on a pro-rata basis to rural health care providers who submitted their funding requests during a certain period. We provide services to rural health care providers who were impacted by the pro-rata allocation and as a result certain of our customers did not receive the full subsidy that was expected under the program. Under the program rules, we are forbidden from lowering our rates for services previously provided, however, the FCC published an order on June 30, 2017 to assist eligible remote Alaska rural health care providers by allowing Alaska service providers, such as us, to retroactively lower their rates, or effectively giving a credit against amounts owed, for services provided. Based on these specific circumstances, we decided to retroactively lower our rates to these customers pursuant to the FCC waiver, and as a result we reduced revenue by $5.5 million during the year ended December 31, 2017, to aid our rural health care provider customers who were impacted by the pro-rata allocation.

The FCC issued an Order and Notice of Proposed Rulemaking (“NPRM”) on December 18, 2017 and announced that requests for funds has exceeded the amount available for the funding year that runs from July 1, 2017 through June 30, 2018 (“FY2017”). The Order specifically addresses relief if a FY2017 proration is needed and directs USAC to use unused RHC program funding available at the time of proration to lower or eliminate the proration factor first for all qualifying funding requests from non-consortia health care providers. All of our customers in the FY2017 and included in our December 31, 2017 accounts receivable are non-consortia health care providers. The FCC and USAC have given no guidance as to the amount of unused funding available, thus we cannot predict the amount of any such shortfall.

The NPRM seeks comment about potential reforms to the RHC program to address future program shortfalls. We cannot predict at this time what changes, if any, that the FCC will adopt or the impact of any such changes.

Schools and Libraries Program. In 2014, the FCC adopted orders modernizing the USF Schools and Libraries Program ("E-Rate"). These orders, among other things, increased the annual E-Rate cap by approximately $1.5 billion, designated funds for internal connections within schools and libraries, and eliminated funding for certain legacy services, such as voice, to increase the availability of 21st century connectivity to support digital learning in schools nationwide. These orders did not have a material effect on the overall E-Rate support available to our schools and libraries customers, and therefore did not materially affect our revenue from such customers.

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

Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators. The RCA, however, does not use the federal formula and instead has adopted its own formula that has been in place since 1987. This formula could be subject to further revisions upon petition to the RCA.  In addition, in 2011, the FCC adopted an order to rationalize different pole attachment rates among types of services, and on November 17, 2015, took further steps to bring telecommunications and cable pole attachment rates into parity. Though the general purpose of the rule changes was to ensure pole attachment rates as low and as uniform as possible, we do not expect the rules to have an immediate impact on the terms under which we access poles.  We cannot predict the likelihood of the RCA changing its formula, adopting the federal formula, or relinquishing its oversight of pole attachments to the FCC, any of which could increase the cost of our operations.

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

Universal Service. The USF pays ETCs to support the provision of facilities-based wireline telephone service in high cost areas. Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireline local exchange service in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireline telephone services, and our net cost of providing local telephone services in these areas would be materially adversely affected. See “Description of Our Business - Regulation - Wireless Services and Products - Universal Service” for information on USF reform.

Rural Exemption and Interconnection. A Rural Telephone Company is exempt from compliance with certain material interconnection requirements under Section 251(c) of the 1996 Telecom Act, including the obligation to negotiate Section 251(b) and (c) interconnection requirements in good faith, unless and until a state regulatory commission lifts such “rural exemption” or otherwise finds it not to apply.  All ILECs in Alaska are Rural Telephone Companies except Alaska Communications Systems Group, Inc.'s (“ACS”) in its Anchorage study area.  We participated in numerous proceedings regarding the rural exemptions of various ILECs in order to achieve the necessary interconnection agreements with the remaining ILECs. In other cases the interconnection agreements were reached by negotiation without regard to the implications of the ILEC’s rural exemption.

We have completed negotiation and/or arbitration of the necessary interconnection provisions and the RCA has approved current wireline Interconnection Agreements between GCI and all of the major ILECs.  We have entered all of the major Alaskan markets with local access services.

See “Description of Our Business — Competition — Voice Services and Products Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks.  In 2011, the FCC released rules to restructure and reduce over time originating interstate access charges, along with a proposal to adopt similar reforms applicable to terminating interstate access charges.  The details of implementation in general and between different classes of technology continue to be addressed, and could affect the economics of some aspects of our business.  We cannot predict at this time the impact of this implementation or future implementation of adopted reforms, but we do not expect it to have a material adverse impact on our operations.

Unbundled Network Elements. The ability to obtain unbundled network elements ("UNEs") is an important element of our local access services business. We cannot predict the extent to which existing FCC rules governing access to and pricing for UNEs will be changed in the face of additional legal action and the impact of any further rule modifications that are yet to be determined by the FCC. Moreover, the future regulatory classification of services that are transmitted over facilities may impact the extent to which we will be permitted access to such facilities.  Changes to the applicable regulations could result in a change in our cost of serving new and existing markets. On July 7, 2017, ACS filed a petition in which it asked the FCC to regulate us as an ILEC pursuant to section 251(h)(2) of the Communications Act, including the requirement to provide competitors with access to unbundled network elements. We cannot predict at this time the outcome of this proceeding. However, grant of the petition in its entirety may subject us to regulatory burdens that could materially impact our costs.

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

Regulatory Regime Applicable to IP-based Networks. In 2014, the FCC adopted an order calling for experiments to examine how best to accelerate the technological and regulatory transitions from traditional TDM-based networks to IP-based technologies.  Although no entity has proposed conducting a technology transition experiment in our service territory in response to the FCC’s 2014 order, additional proposals for experiments are possible. We cannot predict whether additional proposals for experiments might be submitted to the FCC nor any resulting proceedings or their effect on us. The FCC also has other open dockets through which it might make changes to the regulatory regime applicable to IP-based networks. A change in regulatory obligation or classification that interferes with our ability to exchange traffic with other providers, that raises the cost of doing so, or that adversely affects eligibility for USF support could materially affect our net cost of and revenue from providing local services.

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

Employees
We employed 2,208 persons as of December 31, 2017, and we are not subject to any collective bargaining agreements with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

There is substantial competition in the telecommunications and entertainment industries.  Through mergers, various service integration strategies, and business alliances, major providers are striving to strengthen their competitive positions. We face increased wireless services competition from national carriers in the Alaska market and increasing video services competition from DBS providers and over-the-top content providers who are often able to offer more flexible subscription packages and exclusive content.

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

For more information about competition, see the section titled “Competition” included in “Part 1 — Item 1 — Business — Description of our Business.”

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

Some of our competitors have national networks that enable them to offer nationwide coverage to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services.

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

We use tower facilities for the provision of our wireless services. The FCC, together with the Federal Aviation Administration, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation.  The FCC requires local notice in any community in which an applicant is seeking FCC Antenna Structure Registration to build a tower.  Local notice provides members of the community with an opportunity to comment on or challenge the tower construction for environmental reasons.  This rule could cause delay for certain tower construction projects.

Internet Services. In 2015, the FCC adopted an order reclassifying Internet service as a telecommunications service under Title II of the Communications Act. The order prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users' and edge providers' ability to send traffic to, from, and among each other.  The order also strengthened the FCC's transparency rules, which require accurate and truthful service disclosures, sufficient for consumers to make informed choices, for example, about speed, price and fees, latency, and network management practices.  The order allowed broadband providers to engage in reasonable network management, including using techniques to address traffic congestion. The new rules applied equally to wired and wireless broadband services. The order refrained from imposing rate regulation or tariff requirements on broadband services.

On January 4, 2018, the FCC released an order that returned to a Title I classification of Internet service and eliminated many of the requirements described above. There are various efforts in Congress, through the federal courts of appeal, and through state legislation to re-impose the rules adopted in 2015. We cannot predict whether the FCC will re-impose the 2015 rules, but if it did, it is possible that the FCC could interpret or apply those rules in a way that has a material adverse effect on our business, financial position, results of operations, or liquidity.

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

We receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 26%, 24%, and 19% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively.  We had USF net receivables of $131.8 million and $100.5 million at December 31, 2017 and 2016, respectively.  The programs are subject to change by regulatory actions taken by the FCC or legislative actions.  Changes to any of the USF programs that we participate in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on our business, financial position, results of operations or liquidity.

Additionally, the USF RHC Program subsidizes the rates for services provided to rural health care providers. USAC received requests for support that exceeded the available RHC Program funding for the first time in the funding year that ran from July 1, 2016 through June 30, 2017. We expect that the support requests will continue to exceed the program's annual cap for the funding year ending June 30, 2018 and possibly subsequent funding years. We provide services to rural health care providers who may be impacted by funding caps and as a result may not receive the full subsidy that was expected under the program. We cannot predict the impact of future RHC Program funding caps but they may negatively affect our financial position, results of operations, or liquidity.

See “Description of Our Business — Regulation — Wireless Services and Products — Universal Service” and “Description of Our Business — Regulation — Wireline Voice Services and Products — Universal Service” for more information.

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

The decline in our voice services’ results of operations, which include long-distance and local access services, may accelerate.

We expect our voice services’ results of operations, which include long-distance and local access services, will continue to decline.  As competition from wireless carriers, such as ourselves, increases we expect our long-distance and local access services' subscribers and revenues will continue to decline and the rate of decline may accelerate.

We may not be able to satisfy the requirements of our participation in a New Markets Tax Credit ("NMTC") program for funding our TERRA project.

We have entered into five separate arrangements under the NMTC program with US Bancorp to help fund various phases of our TERRA project. In connection with the NMTC transactions we received proceeds which were restricted for use on TERRA. The NMTCs are subject to 100% recapture of the tax credit for a period of seven years as provided in the Internal Revenue Code. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  We have agreed to indemnify US Bancorp for any loss or recapture of its $65.8 million in NMTCs plus interest and penalties until such time as our obligation to deliver tax benefits is relieved. Our obligation to deliver tax benefits is relieved in various stages from August 2018 through December 2024. Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp and could have an adverse effect on our financial position, results of operations or liquidity.

Failure to stay abreast of new technology could affect our ability to compete in the industry.

We test and deploy various new technologies and support systems intended to enhance our competitiveness and increase the utility of our services. As our operations grow in size and scope, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our systems and infrastructure. The emergence of alternative platforms such as mobile or tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. We may not successfully complete the rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by our customers or may not be profitable, in which case we could not recover our investment in the technology.  There can be no assurance that we will be able to compete with advancing technology or introduce new technologies and systems as quickly as we would like or in a cost effective manner. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services.  Any resulting customer dissatisfaction could affect our ability to retain customers and may have an adverse effect on our financial position, results of operations, or liquidity. In addition to introducing new technologies and offerings, we must phase out outdated and unprofitable technologies and services.  If we are unable to do so on a cost-effective basis, we could experience reduced profits.

Our business is geographically concentrated in Alaska and is impacted by the economic conditions in Alaska.

We offer products and services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska.  The economy of Alaska is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. Prolonged periods of low oil prices will adversely impact the Alaska economy, which in turn could have an adverse impact on the demand for our products and services and on our results of operations and financial condition.  Oil prices have continued to remain low which has put significant pressure on the Alaska state government budget since the majority of its revenues come from the oil industry. While the Alaska state government has significant reserves that we believe will help fund the state government for the next couple of years, major structural budgetary reforms will need to be implemented in order to offset the impact of lower oil prices.

The Alaska economy is in a recession that started in late 2015. While it is difficult for us to predict the future impact of the continuing recession on our business, these conditions have had an adverse impact on our business and could continue to adversely affect the affordability of and demand for some of our products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services.  Additionally, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us.  If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. If the recession continues, it could continue to negatively affect our business including our financial position, results of operations, or liquidity, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

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

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these services continues to grow, our customers will likely use more bandwidth than in the past. Additionally, new wireless handsets and devices may place a higher demand for data on our wireless network. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected areas. While we believe demand for these services may drive customers to pay for faster speeds, competitive or regulatory constraints may preclude us from recovering the costs of the necessary network investments which could result in an adverse impact to our business, financial condition, and operating results.

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

Our communications facilities include undersea fiber optic cable systems that carry a large portion of our traffic to and from the contiguous lower 48 states, one of which provides an alternative geographically diverse backup communication facility to the other.  Our facilities also include TERRA and its extensions some of which are unringed, operating in a remote environment and are at times difficult to access for repairs.  Damage to an undersea fiber optic cable system or TERRA and its extensions could result in significant unplanned expense. If a failure of both sides of the ring of our undersea fiber optic facilities or our ringed TERRA facility and its unringed extensions occurs and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted, which could have a material adverse effect on our business, financial position, results of operations or liquidity.

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

The suppliers and vendors on which we rely may also be subject to litigation with respect to technology on which we depend, including litigation involving claims of patent infringement.  Such claims have been growing rapidly in the communications industry.  We are unable to predict whether our business will be affected by any such litigation.  We expect our dependence on key suppliers to continue as they develop and introduce more advanced generations of technology. The failure of our key suppliers to provide products or product support could have a material adverse effect on our business, financial position, and results of operations.

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

•	Exposing us to the risk of increased interest rates to the extent of any future borrowings at variable rates of interest;

•	Making it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	Restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

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

We had $530.8 million of indefinite-lived intangible assets at December 31, 2017, consisting of goodwill of $242.3 million, cable certificates of $191.6 million, wireless licenses of $93.8 million and broadcast licenses of $3.1 million.  Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions. Our cable certificates represent agreements with government entities to construct and operate a video business.  Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  Our broadcast licenses represent permission to use a portion of the radio frequency spectrum in a given geographical area for broadcasting purposes.

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

GCI, Inc. as a wholly owned subsidiary and member of the GCI controlled group of corporations, files its income tax returns as part of the consolidated group of corporations under GCI. Accordingly, all discussions regarding income taxes reflect the consolidated group's activity. At December 31, 2017, we have tax net operating loss carryforwards of $361.9 million for U.S. federal income tax purposes and, under the Internal Revenue Code, we may carry forward these net operating losses in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If GCI experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when its market capitalization is below a certain level, our ability to use the net operating loss carryforwards could be substantially limited. This limit could impact the timing of the usage of the net operating loss carryforwards, thus accelerating cash tax payments or causing net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset.

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

As of December 31, 2017, GCI's executive officers and directors and their affiliates owned 15% of its combined outstanding common stock, representing 25% of the combined voting power of that stock.  These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to GCI's Board.

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

Additionally, the inputs that impact the estimate of value of our derivative stock appreciation rights have been impacted and may continue to be impacted by the Transactions with Liberty which could adversely affect our financial position or results of operations.

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

The Reorganization Agreement imposes certain restrictive interim covenants on us. For instance, the consent of Liberty is required in respect of, among other things, amendments to our organizational documents, repurchases of GCI common stock on GCI's behalf, certain actions relating to material contracts, certain employee benefit changes, limitations on capital expenditures and limitations on dispositions, and payments of dividends on GCI's behalf. These restrictions may prevent us from taking certain actions before the closing of the Transactions or the termination of the Reorganization Agreement, including making certain acquisitions or otherwise pursuing certain business opportunities that GCI's board of directors may deem beneficial.

Failure to complete the Transactions could negatively impact our future business and financial results.

If the Transactions are not completed for any reason, we may be subject to numerous risks, including the following:

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

Item 4. Mine Safety Disclosures
Not Applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
All issued and outstanding shares of GCI, Inc's Class A common stock are held by GCI and are not publicly traded. GCI's Class A-1 and Class B-1 common stock are publicly traded.

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

Item 6. Selected Financial Data
The following table presents selected historical information relating to financial condition and results of operations over the past five years.

	Years Ended December 31,
	2017	2016	2015	2014	2013
(Amounts in thousands)
Revenues	$919,204	933,812	978,534	910,198	811,648
Income (loss) before income taxes	$(9,802)	5,404	(9,951)	69,273	42,684
Net income (loss)	$31,315	(1,676)	(10,032)	59,244	31,727
Net income (loss) attributable to non-controlling interest	$(476)	(469)	159	51,687	22,321
Net income (loss) attributable to GCI, Inc. common stockholder	$31,791	(1,207)	(10,191)	7,557	9,406
Total assets	$2,093,500	2,065,939	1,966,940	1,992,761	1,961,536
Long-term debt, including current portion and net of unamortized discount and deferred loan fees	$1,323,317	1,280,132	1,277,928	1,027,061	1,037,462
Obligations under capital leases, including current portion	$50,316	59,647	68,359	76,456	74,605
Tower obligation, excluding current portion	$93,606	87,653	—	—	—
Total GCI, Inc. stockholder's equity	$147,247	110,388	179,097	167,356	157,144
Dividends declared per common share	$—	—	—	—	—

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

GCI, Inc. was incorporated under the laws of the State of Alaska in 1997 to affect the issuance of Senior Notes. GCI, Inc., a wholly owned subsidiary of GCI, received through its initial capitalization all ownership interests in subsidiaries previously held by GCI. Shares of GCI’s Class A-1 common stock are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol of GNCMA. Shares of GCI’s Class B-1 common stock are traded on the OTCQX market. Shares of GCI, Inc.’s common stock are wholly owned by GCI and are not publicly traded. The GCI and GCI, Inc. consolidated financial statements include substantially the same account activity.

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

Oil prices have continued to remain low which has put significant pressure on the Alaska state government budget since the majority of its revenues have historically come from the oil industry. While the Alaska state government has significant reserves that we believe will help fund the state government for the next couple of years, major structural budgetary reforms will need to be implemented in order to offset the impact of lower oil prices.

The Alaska economy is in a recession that started in late 2015. While it is difficult for us to predict the future impact of the continuing recession on our business, these conditions have had an adverse impact on our business and could continue to adversely affect the affordability of and demand for some of our products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services.  Additionally, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us.  If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. If the recession continues, it could continue to negatively affect our business including our financial position, results of operations, or liquidity, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

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

Major Developments
On April 4, 2017, General Communication, Inc., Liberty and Liberty LLC, entered into an Agreement and Plan of Reorganization (as may be amended from time to time, the “Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”). Pursuant to the Reorganization Agreement, General Communication, Inc. amended and restated its articles of incorporation resulting in General Communication, Inc. being renamed GCI Liberty, Inc. and a reclassification and auto conversion of its common stock. Following these events, Liberty will acquire GCI through a reorganization in which certain interests, assets and liabilities of the Liberty Ventures will be contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. The assets to be contributed to GCI Liberty are expected to include Liberty’s equity interests in Liberty Broadband and Charter Communications, Inc., along with certain other equity interests, together with the operating business of Evite, Inc. and certain other assets and liabilities, in exchange for (a) the issuance to Liberty LLC of (i) a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the contribution, respectively, and (ii) cash, and (b) the assumption by GCI Liberty of certain liabilities attributed to Liberty Ventures.

Following the contribution and acquisition of GCI Liberty, Liberty will then effect a tax-free separation of its controlling interest in GCI Liberty to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock. As a result of the Transactions, holders of GCI common stock (regardless of class) each will receive (i) 0.63 of a share of GCI Liberty Class A common stock and (ii) 0.20 of a share of new GCI Liberty Series A Cumulative Redeemable preferred stock in exchange for each share of their existing GCI common stock. The exchange ratios were determined based on total consideration of $32.50 per share in respect of each share of existing GCI common stock, comprised of $27.50 per share in GCI Liberty Class A common stock and $5.00 per share in newly issued GCI Liberty Series A Cumulative Redeemable preferred stock, based upon a Liberty Ventures reference price of $43.65 (with no premium paid for shares of GCI Class B common stock) and an initial liquidation price of $25.00 per share of GCI Liberty Series A Cumulative Redeemable preferred stock. The GCI Liberty Series A Cumulative Redeemable preferred stock will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing. The closing of the Transactions are expected to be consummated on March 9, 2018, subject to the satisfaction of customary closing conditions.

In the third quarter of 2016, we received $90.8 million for the initial closing to sell to Vertical Bridge Towers II, LLC (“Vertical Bridge”) the majority of our urban wireless rooftop and tower sites ("Tower Transaction"). Additionally, we entered into a Master Lease Agreement with Vertical Bridge to lease collocation space on communications towers and facilities that were sold to Vertical Bridge. We sold additional tower sites to Vertical Bridge in 2017 for total consideration of $6.8 million.

The USF RHC Program subsidizes the rates for services provided to rural health care providers. USAC received requests for support that exceeded the available RHC Program funding for the first time in the funding year that ran from July 1, 2016 through June 30, 2017. We expect that the support requests will continue to exceed the program's annual cap for the funding year ending June 30, 2018 and possibly subsequent funding years. We provide services to rural health care providers who may be impacted by funding caps and as a result may not receive the full subsidy that was expected under the program. We cannot predict the impact of future RHC Program funding caps but they may negatively affect our financial position, results of operations, or liquidity.

In August 2016, the FCC published the Alaska High Cost Order which mandates that Urban high cost support will end at the beginning of 2019. We recognized $9.9 million for Urban high cost support in 2017 and expect to recognize $9.9 million in 2018 and $0 in 2019.

In February 2015, we purchased ACS' interest in The Alaska Wireless Network, LLC ("AWN") and substantially all the assets of ACS and its affiliates related to ACS’s wireless operations (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we transfered to ACS a cash payment of $293.2 million excluding working capital adjustments and agreed to terminate or amend certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets included substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates. Following the close of the Wireless Acquisition, AWN is a wholly owned subsidiary and we are entitled to 100% of the future cash flows from AWN. We funded the purchase with a $275.0 million Term Loan B under our Senior Credit Facility and a contribution from GCI.

Results of Operations

Revenues
The components of revenue are as follows (amounts in thousands):

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Consumer[1]
Wireless	$167,733	177,801	199,862	(6)%	(11)%
Data	145,757	140,196	130,213	4%	8%
Video	99,609	107,305	115,074	(7)%	(7)%
Voice	23,783	26,734	30,110	(11)%	(11)%
Business[2]
Wireless	104,614	105,355	151,710	(1)%	(31)%
Data	308,480	296,202	269,472	4%	10%
Video	18,039	20,102	18,819	(10)%	7%
Voice	51,189	60,117	63,274	(15)%	(5)%
Total revenue	$919,204	933,812	978,534	(2)%	(5)%

[1] Includes revenues from sales to residential customers and, for 2017, also includes sales to small business customers.
[2]  Includes revenues from sales to businesses, governmental entities, educational and medical institutions, and common carrier customers and for 2016 and 2015 includes sales to small business customers.

Selected key performance indicators follow:

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Consumer
Data:
Cable modem subscribers[1]	124,900	129,500	129,000	(4)%	—%
Video:
Basic subscribers[2]	97,200	107,600	113,900	(10)%	(6)%
Homes passed	252,500	250,800	251,900	1%	—%
Voice:
Total local access lines in service[3]	48,900	53,400	55,200	(8)%	(3)%
Business
Data:
Cable modem subscribers[1]	9,900	10,100	9,600	(2)%	5%
Voice:
Total local access lines in service[3]	38,500	41,100	41,800	(6)%	(2)%
Consumer and Business Combined
Wireless
Consumer wireless lines in service[4]	196,800	198,600	201,900	(1)%	(2)%
Business wireless lines in service[4]	22,600	23,900	25,900	(5)%	(8)%
Total wireless lines in service	219,400	222,500	227,800	(1)%	(2)%

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. On January 1, 2017, we transferred 3,100 small business cable modem subscribers from Business to Consumer. We adjusted the previously reported subscriber numbers as of December 31, 2016 and 2015 for the number of subscribers that were transferred on January 1, 2017 and for database cleanup in preparation for our new billing system.

2 A basic subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. On January 1, 2017, we transferred 500 small business basic subscribers from Business to Consumer. We adjusted the previously reported subscriber numbers as of December 31, 2016 and 2015 for the number of subscribers that were transferred on January 1, 2017 and for database cleanup in preparation for our new billing system.

3 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. On January 1, 2017, we transferred 4,800 small business local access lines from Business to Consumer. We adjusted the previously reported subscriber numbers as of December 31, 2016 and 2015 for the number of subscribers that were transferred on January 1, 2017.

4 A wireless line in service is defined as a revenue generating wireless device. On January 1, 2017, we transferred 3,700 small business wireless lines from Business to Consumer. We adjusted the previously reported subscriber numbers as of December 31, 2016 and 2015 for the number of subscribers that were transferred on January 1, 2017.

Consumer
The recession in Alaska has impacted our ability to increase our number of subscribers and customers cutting back on the services the receive from us, which have impacted our revenues.

The items contributing to the decrease in wireless revenue for 2017 and 2016 include:

•
A $6.5 million or 9% and $15.9 million or 18% decrease in plan fee revenue in 2017 and 2016, respectively, primarily due to discounts given to customers who finance or bring their own device and a decrease in the number of subscribers primarily due to the recession in Alaska, and

•
A $4.9 million or 16% and $2.4 million or 7% decrease in equipment sales revenue in 2017 and 2016, respectively. The decrease in equipment sales revenue in 2017 was primarily due to the absence of the adjustment explained in the following discussion. The decrease in equipment sales revenue in 2016 was partially offset by a $4.1 million adjustment to lower the guarantee liability for our Upgrade Now program (please see Note 1 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for additional information on the guarantee liability) that was recorded in the third quarter of 2016. Based on a review of historical information, we determined that our customers were not trading their devices in as early and frequently as originally estimated. Additionally, we found that we were able to resell the used handsets for prices higher than originally estimated. Based on this new information, we determined that it was appropriate to reduce the guarantee liability recorded for financed devices in our Upgrade Now program. The decreases in 2017 and 2016 were also partially due to a decrease in the number of wireless devices sold.

The increase in data revenue in 2017 is primarily due to subscribers' selection of plans that offer higher speeds and higher usage limits and revenue from small business subscribers transferred from our Business customer group. The increase was partially offset by a decrease in the overall number of subscribers. The increase in data revenue in 2016 is primarily due to a $12.8 million or 11% increase in cable modem revenue for 2016 due to an increase in the average number of subscribers and our subscribers’ selection of plans that offer higher speeds and higher usage limits.

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

Business
The recession in Alaska has had an impact on both the number of businesses in Alaska as well as the services that business customers have chosen. The decrease in the number of businesses and services have impacted our revenues and we expect it to continue impacting us until the recession in Alaska ends.

Business data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity. This revenue faces challenges due to the decline in oil prices which negatively impacts certain of our customers.

The increase in data revenue in 2017 and 2016 is primarily due to a $5.8 million or 2% and $32.4 million or 15% increase, respectively, in data transport and storage revenue due to new customers and increased purchases by our existing customers. The increase in data revenue in 2017 was also partially due to a $6.8 million or 17% increase in time and materials revenue primarily due to an acquisition that was completed during the first quarter of 2017.

The increases in data revenue for 2017 were partially offset by decreases due to rate compression and a $5.5 million reduction of revenue recorded during 2017 as a result of a credit we provided to certain of our rural health care provider customers. For the funding year that ran from July 1, 2016 through June 30, 2017, USAC received requests for funds that exceeded the funding available for the RHC Program. USAC allocated the funding on a pro-rata basis to rural health care providers who submitted their funding requests during a certain period. We provide services to rural health care providers who were impacted by the pro-rata allocation and as a result certain of our customers did not receive the full subsidy that was expected under the program. Under the program rules, we are forbidden from lowering our rates for services previously provided, however, the FCC published an order on June 30, 2017 to assist eligible remote Alaska rural health care providers by allowing Alaska service providers, such as us, to retroactively lower their rates, or effectively giving a credit against amounts owed, for services provided. Based on these specific circumstances, we decided to retroactively lower our rates to these customers pursuant to the FCC waiver, and as a result we reduced revenue by $5.5 million during 2017, to aid our rural health care provider customers who were impacted by the pro-rata allocation.

The increases in data revenue for 2016 were partially offset by a $5.3 million or 11% decrease in time and materials revenue due to a decrease in special project work for 2016.

The decrease in wireless revenue in 2016 is primarily due to the following:

•	A $53.2 million or 48% decrease in roaming revenue due to long-term roaming agreements we have entered into with our largest roaming partners, and

•	A $6.1 million or 36% decrease in plan fee revenue primarily due to discounts given to customers who finance or bring their own device and a decrease in subscribers.

Business voice revenue continues to face competition and rate compression and to a lesser extent the substitution of wireless devices.

Cost of Goods Sold
Cost of Goods Sold are as follows (amounts in thousands):

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Cost of Goods Sold	$280,200	302,578	322,338	(7)%	(6)%

The individually significant items contributing to the 2017 and 2016 decreases in Cost of Goods Sold include:

•
A $10.7 million or 16% decrease in wireless Cost of Goods Sold for 2017 primarily due to savings from a decrease in tariff rates, the migration of circuits to our own facilities, and a reduction of tower related costs due to our sales of towers in the third quarter of 2016,

•	A $15.6 million or 27% decrease in wireless device Cost of Goods Sold for 2016 primarily due to a decrease in the number of handsets sold,

•
A $7.1 million or 20% decrease in time and materials Cost of Goods Sold for 2017 due to process efficiencies partially offset by an increase due to an acquisition that was completed during the first quarter of 2017,

•	A $4.6 million or 11% decrease in time and materials Cost of Goods Sold for 2016 primarily due to a reduction in special project work,

•	A $3.9 million or 5% decrease in video distribution and programming costs in 2017 primarily due to a decrease in subscribers,

•
A $3.2 million or 12% and $3.3 million or 11% decrease in voice Cost of Goods Sold for 2017 and 2016, respectively, primarily due to a decrease in minutes, a decrease in the number of local access lines, and the movement of more traffic to our own facilities.

We expect to face continued increases in programming costs that may require us to drop certain channels or increase the rates paid by our customers that may result in a loss of additional video customers.

Selling, General and Administrative Expenses
Selling, general and administrative expenses are as follows (amounts in thousands):

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Selling, general and administrative expenses	$370,639	358,356	338,379	3%	6%

Individually significant items contributing to the increases in selling, general and administrative expenses include:

•	A $15.5 million increase in transaction costs related to the Transactions with Liberty in 2017,

•	A $6.4 million increase in share-based compensation for 2017 primarily due to an increase in our stock price,

•	A $4.0 million and $11.5 million increase in labor and health insurance costs for 2017 and 2016, respectively, and

•	A $8.0 million increase in the use of contract labor for 2016.

The increases discussed above are partially offset by the following items:

•	The absence of $2.4 million for costs in 2016 to support a campaign to encourage public action related to the State of Alaska budget, and

•	The absence of $9.0 million for costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN for 2016.

As a percentage of total revenues, selling, general and administrative expenses were 40%, 38%, and 35% of revenue for 2017, 2016, and 2015, respectively. The 2017 increase in selling, general and administrative expenses as a percentage of total revenues is primarily due to the costs related to the Transactions with Liberty. The 2016 increase in selling, general and administrative expenses as percentage of total revenues is primarily due to increases in labor and contract labor costs without corresponding increases in revenue due to spending on our billing system conversion.

Depreciation and Amortization Expense
Depreciation and amortization expense follows (amounts in thousands):

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Depreciation and amortization expense	$197,115	193,775	181,767	2%	7%

The increases in 2017 and 2016 are primarily due to new assets placed in service in those years partially offset by assets which became fully depreciated during those years.

Software Impairment Charge
Software impairment charge decreased $29.8 million or 100% in 2016 primarily due to the absence of an impairment charge recorded in 2015 as discussed below.

During the years ended December 31, 2013 and 2014, we internally developed computer software to replace our wireless, Internet, video, local service, and long distance customer billing systems. In early 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress in early 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations. Subsequently we signed a contract with an established billing solution provider and a multi-year implementation is in process.

In early 2015, we reassessed our plans for our internally developed machine-to-machine billing system and decided to no longer market this system to third parties. Accordingly we recognized an impairment of $7.1 million during 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

In late 2015, we evaluated user management software we purchased in 2014 and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

Other Expense, Net
Other expense, net of other income, follows (amounts in thousands):

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Other expense, net	$81,052	73,699	116,162	10%	(37)%

Items contributing to the increase in 2017 include:

•	A $4.7 million increase in interest expense due to increased borrowings during 2017, and

•	The absence of a $3.2 million gain recorded in 2016 for adjusting to fair value assets that were included in the consideration paid to acquire a fiber system.

Items contributing to the decrease in 2016 include:

•
A $27.1 million decrease in loss on extinguishment of debt primarily due to the retirement of our 2019 Notes in 2015 (please see Part II - Item 7 - "Liquidity and Capital Resources" for additional information),

•	The absence of a $12.6 million impairment charge recorded in 2015 to reflect an other than temporary decline in fair value of an equity investment, and

•	A $3.2 million gain recorded for adjusting to fair value assets that were included in the consideration paid to acquire a fiber system.

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

(Amounts in thousands)	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Income tax (expense) benefit	$41,117	(7,080)	(81)	(681)%	(8,641)%
Effective income tax rate	419%	131%	(1)%

The income tax benefit for 2017 was primarily a result of the enactment of the Tax Cuts & Jobs Act (“Tax Reform”) in December 2017. The primary provisions of Tax Reform impacting us are the reduction to the U.S. corporate income tax rate from 35% to 21% and temporary 100% bonus depreciation for certain assets. The change in the tax law required us to remeasure existing net deferred tax liabilities using the lower rate in the year of enactment resulting in an income tax benefit of $43.5 million for 2017 to reflect these changes.

Partially off-setting the impact of Tax Reform on our effective income tax rate in 2017 and primarily impacting our effective income tax rates for 2016 and 2015 was the volatility of our income (loss) before income taxes and permanent differences.

At December 31, 2017, we have income tax net operating loss carryforwards of $361.9 million that will begin expiring in 2020 if not utilized. We have recorded deferred tax assets of $102.0 million associated with income tax net operating losses that were generated from 2000 to 2017 and that expire from 2020 to 2037.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be (15%) to (20%) in the year ending December 31, 2018.

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

In the first and fourth quarters of 2017, we entered into additional financing arrangements under the NMTC program, which provided $6.6 million in net cash to help fund the continued expansion of our TERRA network (see Note 13 included in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data" for additional information).

In the fourth quarter of 2016, we amended our Senior Credit Facility. The amended Senior Credit Facility provided a $215.0 million Term Loan A, a $245.9 million Term Loan B, and a $200.0 million revolving credit facility, with a $50.0 million sub-limit for standby letters of credit. The borrowings under the Term Loan A and revolving credit facility are scheduled to mature on November 17, 2021, and the Term Loan B is scheduled to mature on February 2, 2022;

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

In the second quarter of 2015, we closed on the issuance of $450.0 million of new 6.875% Senior Notes due 2025 ("2025 Notes") at an issue price of 99.105%. The net proceeds of the offering were used to retire our existing 2019 Notes. We paid closing costs totaling $7.9 million in connection with the offering.

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

Our cash expenditures for property and equipment, including construction in progress, totaled $189.4 million and $194.5 million during 2017 and 2016, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2018, we expect our 2018 capital expenditures to total approximately $170.0 million. This estimate is based on purchases in 2018 regardless of the timing of cash payments.

Financing Activities
Net cash provided by financing activities in 2017 consists primarily of borrowings from our Senior Credit Facility, net of payments partially offset by repurchases of GCI's stock. Net cash provided by financing activities in 2016 consists primarily of cash received from the Tower Transaction partially offset by repurchases of GCI's stock, payments on our Senior Credit Facility, net of borrowings, and costs paid for the amendment to our Senior Credit Facility. Our borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase GCI's common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
We had a $100.0 million outstanding balance and $21.0 million in letters of credit under the $200.0 million Senior Credit Facility Revolver at December 31, 2017, which leaves $79.0 million available for borrowing as of December 31, 2017.

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

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI common stock in order to reduce the outstanding shares of its common stock.  During 2017 we repurchased, on GCI's behalf, 0.2 million shares of GCI common stock under the stock buyback program at a cost of $4.0 million excluding shares withheld to cover employee tax liabilities resulting from the vesting of restricted stock awards.  GCI temporarily suspended the buyback program due to the Reorganization Agreement that it entered into with Liberty.

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with certain known contractual obligations as of December 31, 2017 (amounts in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Long-term debt	$1,340,631	2,989	6,040	876,418	455,184
Interest on long-term debt	403,917	75,188	150,031	107,057	71,641
Capital lease obligations, including interest	60,097	13,440	26,909	17,337	2,411
Tower obligations, including interest	188,150	7,465	15,382	16,003	149,300
Operating lease commitments	174,087	48,409	65,859	31,521	28,298
Purchase obligations	55,134	55,134	—	—	—
Total contractual obligations	$2,222,016	202,625	264,221	1,048,336	706,834

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

Purchase obligations include cancelable open purchase orders for goods and services for capital projects and normal operations, which are not included in our Consolidated Balance Sheets at December 31, 2017, because the goods had not been received or the services had not been performed at December 31, 2017.

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

Those policies and estimates considered to be critical for the year ended December 31, 2017 are described below.

Allowance for Doubtful Receivables
We record expense to maintain an allowance for doubtful receivables for estimated losses that result from the failure or inability of our customers to make required payments. When determining the allowance, we consider the probability of recoverability based on past experience, economic data, and changes in our collections processes. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts and installment receivable balances with reserves generally increasing as the receivable ages. Accounts receivable may be fully reserved when specific collection issues are known to exist, such as pending bankruptcy or catastrophes.

Impairment and Useful Lives of Intangible Assets
We had $530.8 million of indefinite-lived intangible assets at December 31, 2017, consisting of goodwill of $242.3 million, cable certificates of $191.6 million, wireless licenses of $93.8 million and broadcast licenses of $3.1 million.

Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. We have determined that our reporting unit is the same as our reportable segment. Our cable certificates represent agreements with government entities to construct and operate a video business.  The value of our cable certificates is derived from the economic benefits we receive from the right to solicit new customers and to market new services.  The amount we have recorded for cable certificates is from cable system acquisitions. Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  The amount we have recorded is from acquisitions of wireless companies and auctions of wireless spectrum.  Our broadcast licenses are from the FCC and give us the right to broadcast television stations within a certain geographical area. The amount we have recorded for broadcast licenses is from broadcast television station acquisitions.

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

For 2017 and 2016, we performed a step zero qualitative analysis for our annual assessment of impairment for goodwill and our indefinite-lived intangible assets. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of our reporting unit or indefinite-lived intangible assets were less than their carrying amounts. Consequently, we did not perform a step one quantitative analysis in 2017 or 2016.

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets.  We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2017, based on management’s belief that future reversals of existing temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards will, more likely than not, be sufficient to realize the benefit of these assets over time.  In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect in our consolidated financial position or results of operations.

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

Interest Rate Risk
Our Senior Credit Facility and Wells Fargo note payable carry interest rate risk.  Our Senior Credit Facility consists of a term loan, Term Loan B, and revolving credit facility. Amounts borrowed under the term loan bear interest at London Interbank Offered Rate (“LIBOR”) plus 3.00% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility agreement).  Amounts borrowed under the Term Loan B bear interest at LIBOR plus 2.25%. Amounts borrowed under the Wells Fargo note payable bear interest at LIBOR plus 2.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of December 31, 2017, we have borrowed $565.6 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.7 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.
Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 42. Our supplementary data is filed under Item 7, beginning on page 27.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting," our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2017, we maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
None.

Part III

Items 10, 11, 12, 13, and 14 are omitted per General Instruction l(1)(a) and (b) of Form 10-K.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(1) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Report of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets, December 31, 2017 and 2016	44

Consolidated Statements of Operations, years ended December 31, 2017, 2016 and 2015	46

Consolidated Statements of Stockholder's Equity, years ended December 31, 2017, 2016 and 2015	47

Consolidated Statements of Cash Flows, years ended December 31, 2017, 2016 and 2015	48

Notes to Consolidated Financial Statements	49

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	79

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder
GCI, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of GCI, Inc. (an Alaska corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Seattle, Washington
February 28, 2018

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$15,622	19,297

Receivables	188,580	184,296
Less allowance for doubtful receivables	3,992	4,407
Net receivables	184,588	179,889

Prepaid expenses	21,206	18,599
Inventories	12,996	11,945
Other current assets	71	167
Total current assets	234,483	229,897

Property and equipment	2,754,667	2,614,875
Less accumulated depreciation	1,599,956	1,452,957
Net property and equipment	1,154,711	1,161,918

Goodwill	242,264	239,263
Cable certificates	191,635	191,635
Wireless licenses	93,753	92,347
Other intangible assets, net of amortization	75,697	74,444
Other assets	100,957	76,435
Total other assets	704,306	674,124
Total assets	$2,093,500	2,065,939

See accompanying notes to consolidated financial statements.

Continued

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY	2017	2016
Current liabilities:
Current maturities of obligations under long-term debt, capital leases, and tower obligations	$13,972	13,229
Accounts payable	54,073	72,937
Deferred revenue	38,047	37,618
Accrued payroll and payroll related obligations	32,044	30,305
Accrued liabilities	14,147	14,729
Accrued interest	8,843	8,794
Subscriber deposits	1,271	917
Total current liabilities	162,397	178,529

Long-term debt, net	1,320,328	1,276,806
Obligations under capital leases, excluding current maturities (including $1,702 and $1,769 due to a related party at December 31, 2017 and 2016, respectively)	40,288	50,316
Long-term deferred revenue	138,022	135,877
Deferred income taxes	94,683	141,785
Tower obligations	93,606	87,653
Other liabilities	60,093	54,056
Total liabilities	1,909,417	1,925,022

Commitments and contingencies
Stockholder's equity:
Class A common stock (no par). Authorized 10 shares; issued and outstanding 0.1 shares at December 31, 2017 and 2016	206,622	206,622
Paid-in capital	177,219	161,310
Retained deficit	(236,594)	(257,544)
Total GCI, Inc. stockholder's equity	147,247	110,388
Non-controlling interests	36,836	30,529
Total stockholder's equity	184,083	140,917
Total liabilities and stockholder's equity	$2,093,500	2,065,939

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

(Amounts in thousands)	2017	2016	2015
Revenues:
Non-related party	$919,204	933,812	973,251
Related party	—	—	5,283
Total revenues	919,204	933,812	978,534

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	280,200	302,578	321,457
Related party	—	—	881
Total cost of goods sold	280,200	302,578	322,338

Selling, general and administrative expenses
Non-related party	370,639	358,356	337,839
Related party	—	—	540
Total selling, general and administrative expenses	370,639	358,356	338,379

Depreciation and amortization expense	197,115	193,775	181,767
Software impairment charge	—	—	29,839
Operating income	71,250	79,103	106,211

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(83,341)	(78,628)	(78,786)
Loss on extinguishment of debt	(649)	(640)	(27,700)
Impairment of equity method investment	—	—	(12,593)
Other	2,938	5,569	2,917
Other expense, net	(81,052)	(73,699)	(116,162)
Income (loss) before income taxes	(9,802)	5,404	(9,951)
Income tax (expense) benefit	41,117	(7,080)	(81)
Net income (loss)	31,315	(1,676)	(10,032)
Net income (loss) attributable to non-controlling interests	(476)	(469)	159
Net income (loss) attributable to GCI, Inc.	$31,791	(1,207)	(10,191)

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Amounts in thousands)	Shares of Class A Common Stock	Class A Common Stock	Paid-in Capital	Retained Deficit	Non- controlling Interests	Total Stockholder's Equity
Balances at January 1, 2015	0.1	$206,622	88,802	(128,068)	299,866	467,222
Net income (loss)	—	—	—	(10,191)	159	(10,032)
Distribution to GCI Liberty, Inc.	—	—	—	(53,774)	—	(53,774)
Contribution from GCI Liberty, Inc.	—	—	86,218	—	—	86,218
Distribution to non-controlling interest	—	—	—	—	(765)	(765)
Investment by non-controlling interest	—	—	—	—	3,209	3,209
Non-controlling interest acquisition	—	—	(10,282)	—	(271,521)	(281,803)
Other	—	—	(230)	—	50	(180)
Balances at December 31, 2015	0.1	206,622	164,508	(192,033)	30,998	210,095
Net loss	—	—	—	(1,207)	(469)	(1,676)
Distribution to GCI Liberty, Inc.	—	—	—	(64,304)	—	(64,304)
Contribution from GCI Liberty, Inc.	—	—	11,247	—	—	11,247
Non-controlling interest acquisition	—	—	(14,445)	—	—	(14,445)
Balances at December 31, 2016	0.1	206,622	161,310	(257,544)	30,529	140,917
Cumulative effect of ASU 2016-09 adoption	—	—	18	7,077	—	7,095
Net loss	—	—	—	31,791	(476)	31,315
Distribution to GCI Liberty, Inc.	—	—	—	(17,918)	—	(17,918)
Contribution from GCI Liberty, Inc.	—	—	17,029	—	—	17,029
Investment by non-controlling interest	—	—	—	—	6,783	6,783
Non-controlling interest acquisition	—	—	(1,138)	—	—	(1,138)
Balances at December 31, 2017	0.1	$206,622	177,219	(236,594)	36,836	184,083

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Amounts in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$31,315	(1,676)	(10,032)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	197,115	193,775	181,767
Deferred income tax expense (benefit)	(41,117)	7,080	81
Share-based compensation expense	17,453	11,043	10,902
Loss on extinguishment of debt	649	640	27,700
Software impairment charge	—	—	29,839
Impairment of equity method investment	—	—	12,593
Other noncash income and expense items	11,021	9,866	14,672
Change in operating assets and liabilities	(24,270)	(14,827)	(13,567)
Net cash provided by operating activities	192,166	205,901	253,955
Cash flows from investing activities:
Purchases of property and equipment	(189,366)	(194,478)	(176,235)
Restricted cash, net	(14,532)	175	65
Purchases of other assets and intangible assets	(12,952)	(17,486)	(13,955)
Grant proceeds	2,188	1,527	14,007
Proceeds from the sale of investment	591	—	7,551
Purchase of businesses, net of cash received	(6,802)	—	(12,736)
Purchase of KKCC assets	—	(19,700)	—
Purchase of investments	—	(1,800)	—
Note receivable issued to an equity method investee	—	—	(3,000)
Other	—	4,599	(4,760)
Net cash used for investing activities	(220,873)	(227,163)	(189,063)
Cash flows from financing activities:
Borrowing on Senior Credit Facility	127,000	125,000	295,000
Repayment of debt, capital lease, and tower obligations	(95,122)	(132,205)	(494,982)
Net contribution from (distribution to) GCI Liberty, Inc.	(17,905)	(64,108)	21,700
Proceeds from Tower Transactions	6,839	90,795	—
Investment by non-controlling interest	6,783	—	—
Payment of debt issuance costs	(2,563)	(5,451)	(13,979)
Issuance of 2025 Notes	—	—	445,973
Purchase of non-controlling interests	—	—	(282,505)
Payment of bond call premium	—	—	(20,244)
Distribution to non-controlling interest	—	—	(4,932)
Other	—	—	203
Net cash provided by (used for) financing activities	25,032	14,031	(53,766)
Net increase (decrease) in cash and cash equivalents	(3,675)	(7,231)	11,126
Cash and cash equivalents at beginning of period	19,297	26,528	15,402
Cash and cash equivalents at end of period	$15,622	19,297	26,528

See accompanying notes to consolidated financial statements.

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(1)	Business and Summary of Significant Accounting Principles
In the following discussion, GCI, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Basis of Presentation
We were incorporated in Alaska in 1997 to affect the issuance of Senior Notes. As a wholly owned subsidiary of GCI Liberty, Inc. ("GCI"), we received through our initial capitalization all ownership interests in subsidiaries previously held by GCI. The GCI and GCI, Inc. consolidated financial statements include substantially the same operating activities. Prior to February 20, 2018, GCI was known as General Communication, Inc. On February 20, 2018, the State of Alaska approved new Articles of Incorporation that were approved by its shareholders at a special meeting held on February 2, 2018. The name change is a result of the Transactions described in Note 14 of this Form 10-K. Additionally, as of February 20, 2018, GCI's Class A common stock and Class B common stock were reclassified into Class A-1 common stock and Class B-1 common stock, respectively.

(a)	Business
We provide a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska.

(b)	Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include the consolidated accounts of GCI, Inc. and its wholly owned subsidiaries, The Alaska Wireless Network, LLC ("AWN") of which we owned a two-third interest through February 2, 2015 when we purchased the remaining one-third interest, and seven variable interest entities (“VIEs”) for which we are the primary beneficiary after providing certain loans and guarantees.  These VIEs are as follows:
•Terra GCI Investment Fund, LLC (“TIF”)
•Terra GCI 2 Investment Fund, LLC (“TIF 2”)
•Terra GCI 2-USB Investment Fund, LLC (“TIF 2-USB”)
•Terra GCI 3 Investment Fund, LLC (“TIF 3”)
•Twain Investment Fund 210, LLC ("TIF 4")
•Terra GCI 5 Investment Fund 1, LLC ("TIF 5-1")
•Terra GCI 5 Investment Fund 2, LLC ("TIF 5-2")

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

Wireless Acquisition
On February 2, 2015, we purchased Alaska Communications Systems Group, Inc.'s (“ACS”) interest in AWN ("AWN NCI Acquisition") and substantially all the assets of ACS and its affiliates related to ACS’s wireless operations (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we paid ACS $293.2 million, excluding working capital adjustments and agreed to terminate certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets included substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates.

We accounted for the AWN NCI Acquisition as the acquisition of a non-controlling interest in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, and the Acquired ACS Assets as the acquisition of assets that do not constitute a business in accordance with ASC 805-50, Business Combinations - Related Issues. Total consideration transferred to ACS in the transaction consisted of the cash payment, settlement of working capital, and the fair market value of certain rights to receive future capacity terminated as part of the Wireless Acquisition agreement. The future capacity receivable assets transferred as consideration were adjusted to fair value as of the acquisition date resulting in a gain of $1.2 million recorded in Other Income (Expense) in our Consolidated Statement of Operations for the year ended December 31, 2015. We allocated the total consideration transferred to ACS between the AWN NCI Acquisition and the Acquired ACS Assets based on the relative fair values of the assets and non-controlling interest received.

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

We accounted for the AWN NCI Acquisition as an equity transaction, with the carrying amount of the non-controlling interest adjusted to reflect the change in ownership of AWN. The difference between the fair value of consideration paid and the total of the additional deferred taxes incurred as a result of the transaction and the carrying amount of the non-controlling interest was recognized as additional paid-in capital in our Consolidated Statement of Stockholder's Equity. The impact of the AWN NCI Acquisition is summarized in the following table (amounts in thousands):

Reduction of non-controlling interest	$268,364
Increase in deferred tax assets	8,445
Additional paid-in capital	27,022
Fair value of consideration paid for acquisition of equity interest	$303,831

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

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

as of the acquisition date. We determined the estimated fair values using a combination of the discounted cash flows method and estimates made by management.

(e)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. In March 2016, the FASB issued ASU 2016-08, which amended the guidance in the new standard in order to clarify the principal versus agent assessment and is intended to make the guidance more operable and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, which clarifies the identification of performance obligations and the licensing implementation guidance in ASU 2014-09. In May 2016, the FASB issued ASU 2016-11, which rescinds SEC paragraphs pursuant to SEC staff announcements regarding ASU 2014-09. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, which provides clarifying guidance in certain narrow areas and adds some practical expedients to ASU 2014-09. In December 2016, the FASB issued ASU 2016-20 which makes minor corrections or improvements to ASU 2014-09 that are not expected to have a significant effect on accounting practices under ASU 2014-09. In September 2017, the FASB issued ASU 2017-13 which allows certain public business entities to use the non-public business entities effective dates to adopt ASU 2014-09. In November 2017, the FASB issued ASU 2017-14 which supersedes ASC 605-10-S25-1 (Staff Accounting Bulletin ("SAB") Topic 13) as a result of SEC SAB No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403.

The standard permits the use of either the retrospective or cumulative effect transition method. We will use the modified retrospective method to adopt this standard. We have completed our assessment of revenues earned with the exception of our roaming contracts. We are still completing our quantitative assessment of costs to obtain contracts. Upon adoption, we may recognize a cumulative increase to retained earnings of up to $33.3 million as of January 1, 2018 to adjust revenue for roaming contracts and costs to obtain contracts. We will have additional revenue recognition disclosures upon adoption of the new standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lease accounting by the lessor remains largely unchanged by the new standard. In January 2018, the FASB issued ASU 2018-01 which amends Topic 842 to include a practical expedient for transitioning land easements that were not previously accounted for as leases to Topic 842. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is required to be adopted using the modified retrospective approach. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations, but we expect that adoption will have a material impact on our long-term assets and liabilities.

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

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-08 is effective for annual and interim preporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Upon adoption of this standard, we will include restricted cash with total cash in our Consolidated Statements of Cash Flows.

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

(f)	Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation - Stock Compensation. The update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 requires all excess tax benefits to be recorded in income even if they have not yet been realized. ASU 2016-09 also provides an election to account for forfeitures as they occur as opposed to estimating the amount of forfeitures. We adopted ASU 2016-09 as of January 1, 2017 on a modified retrospective basis. We have elected to account for forfeitures as they occur. As a result of adoption of this standard, we have recorded a $7.1 million adjustment to Retained Earnings (Deficit) as of January 1, 2017.

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

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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
Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under a capital lease is recorded at the lower of fair market value or the present value of future minimum lease payments at inception of the lease. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2017, that management intends to place in service during 2018.

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

(n)	Impairment of Intangibles, Goodwill, and Long-lived Assets
Cable certificates, wireless licenses and broadcast licenses are treated as indefinite-lived intangible assets and are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired.  We assessed qualitative factors (“Step Zero”) in our annual test over our cable certificate, wireless license and broadcast license assets as of October 31, 2017 and 2016 to determine if it is more likely than not that those intangible assets are impaired and require further analysis. As part of our Step Zero analysis, we considered our own economic position, estimated future growth, and geographic and industry economic outlooks. These estimates and assumptions have a significant impact on our analysis.

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

Our goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  We used a Step Zero analysis for goodwill impairment as of October 31, 2017 and 2016 to determine whether it is more likely than not that goodwill is impaired. We considered qualitative factors such as our economic position, estimated future growth, geographic and industry economic outlooks, and the margin by which our fair value exceeded the book

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

value in 2015 as a result of our Step One impairment test in 2015. These estimates and assumptions have a significant impact on our analysis. If it is determined that a goodwill impairment is more likely than not, we use the quantitative two-step process.

We completed our annual goodwill and intangibles review and no impairment charge was recorded for the years ended December 31, 2017, 2016 and 2015.

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

During the year ended December 31, 2015, we recorded impairment charges related to our long-lived software assets (see Note 15 of this Form 10-K for detailed information). We recorded no impairment charges related to our long lived assets for the years ended December 31, 2017 and 2016.

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
Other Assets primarily include broadcast licenses, equity investments that are accounted for using the equity or cost method, restricted cash, long-term deposits, prepayments, long-term EIP receivables, Universal Service Fund ("USF") high cost receivables, and other long-term non-trade accounts receivable.

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

We review our investment portfolio each reporting period to determine whether there are events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. We recorded an impairment loss of $12.6 million related to one of our equity investments during the year ended December 31, 2015 (see "Equity Method Investment" section of Note 13 of this Form 10-K for additional information). We recorded no impairment charges to equity method or cost method investments for the years ended December 31, 2017 and 2016.

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

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

The majority of our asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property.  Following is a reconciliation of the beginning and ending aggregate carrying amounts of our liability for asset retirement obligations (amounts in thousands):

Balance at December 31, 2015	$35,060
Liability incurred	1,580
Revisions in estimated cash flows, including adjustment from Tower Transaction (Note 2)	3,368
Accretion expense	1,229
Liability settled	(82)
Balance at December 31, 2016	41,155
Liability incurred	4,655
Revisions in estimated cash flows	(85)
Accretion expense	1,772
Liability settled	(163)
Balance at December 31, 2017	$47,334

During the years ended December 31, 2017 and 2016, we recorded additional capitalized costs of $4.7 million and $4.9 million, respectively, in Property and Equipment.

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

•
Video service package fees, local access and Internet service plan fees, and data network revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

•
Certain of our wireless services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from wireless service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of wireless handsets and accessories are recognized when the amount is known and title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

•
We offer new and existing wireless customers the option to participate in Upgrade Now, a program that is described above in Note 1(j) of this Form 10-K. Upgrade Now is a multiple-element arrangement typically consisting of the trade-in right, handset, and one month of wireless service. At the inception of the arrangement, revenue is allocated between the separate units of accounting

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

based upon each components' relative selling price on a standalone basis. This is subject to the requirement that revenue recognized is limited to the amounts already received from the customer that are not contingent on the delivery of additional products or services to the customer in the future. We recognize the full amount of the fair value of the trade-in right (not an allocated value) as a guarantee liability and the remaining allocable consideration is allocated to the handset and wireless service. We recognize revenue for the entire amount of the EIP receivable at the time of sale, net of the fair value of the trade-in right guarantee and imputed interest. See also in Note 1(ac) of this Form 10-K additional information on guarantee liabilities and EIP receivables.

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

Universal Service Fund
As an Eligible Telecommunications Carrier ("ETC"), we receive support from the USF to support the provision of wireline local access and wireless service in high cost areas. On August 31, 2016, the FCC published a Report and Order to reform the methodology for distributing USF high cost support for both wireline and wireless voice and broadband service (“Alaska High Cost Order”).  The Alaska High Cost Order was a significant program change that required a reassessment of our high cost support revenue recognition.

Remote High Cost Support
Prior to the Alaska High Cost Order, we accrued estimated program revenue based on current line counts and the frozen per-line rates, reduced as needed by our estimate of the impact of a statewide support cap. Additionally, we also considered our assessment of the impact of current FCC regulations and of the potential outcome of FCC proceedings.

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

As of January 1, 2017, Remote high cost support payments to Alaska High Cost participants are frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required.

As a result of the Alaska High Cost Order, we applied the proportional performance revenue recognition method to account for the transition from accruals based on line counts to a fixed payment stream while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Remote high cost support payments from September 2016 through January 2027 net of our Remote accounts receivable balance at August 31, 2016. An equal amount of this result is recognized as Remote support revenue each period. In 2022, the FCC may redistribute support in areas with duplicative LTE service. We will account for any changes made by the FCC to redistribute support prospectively.

Urban High Cost Support
Prior to the Alaska High Cost Order, Urban high cost support payments were frozen and had phased down to 60% of the monthly average of the 2011 annual support. The Alaska High Cost Order mandated that as of January 1, 2017, Urban high cost support for 2017 and 2018 would be two-thirds and one-third of the December 2014 level of support received, respectively, with Urban high cost support ending effective December 31, 2018.

We applied the proportional performance revenue recognition method to account for the impact of the declining payments while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Urban high cost support payments from September 2016 through January 2019 net of our Urban accounts receivable balance at August 31, 2016. An equal amount of this result is recognized as Urban support revenue each period.

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

We recorded high cost support revenue under the USF program of $62.9 million, $64.1 million and $66.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  At December 31, 2017, we have $41.0 million in high cost accounts receivable.

Rural Health Care (“RHC”) Program
For the funding year that ran from July 1, 2016 through June 30, 2017, USAC received requests for funds that exceeded the funding available for the RHC Program. USAC allocated the funding on a pro-rata basis to rural health care providers who submitted their funding requests during a certain period. We provide services to rural health care providers who were impacted by the pro-rata allocation and as a result certain of our customers did not receive the full subsidy that was expected under the program. Under the program rules, we are forbidden from lowering our rates for services previously provided, however, the Federal Communications Commission ("FCC") published an order on June 30, 2017 to assist eligible remote Alaska rural health care providers by allowing Alaska service providers, such as us, to retroactively lower their rates, or effectively giving a credit against amounts owed, for services provided. Based on these specific circumstances, we decided to retroactively lower our rates to these customers pursuant to the FCC waiver, and as a result we reduced revenue by $5.5 million during the year ended December 31, 2017, to aid our rural health care provider customers who were impacted by the pro-rata allocation.

(t)	Advertising Expense
We expense advertising costs in the period during which the first advertisement appears. Advertising expenses were $5.5 million, $7.0 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
Material interest costs incurred during the construction period of non-software capital projects are capitalized.  Interest costs incurred during the development period of a software capital project are capitalized.  Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest costs of $5.7 million, $3.7 million and $3.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

(x)	Comprehensive Loss
Total comprehensive loss was equal to net loss during the years ended December 31, 2017, 2016 and 2015.

(y)	Share-based Payment Arrangements
Compensation expense is recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of GCI's common stock.  Share-based compensation expense is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

We are required to report the benefits associated with tax deductions in excess of recognized compensation cost as an operating cash flow.

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
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments. At December 31, 2017, and 2016, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments and the balances were in excess of Federal Deposit Insurance Corporation insured limits.

Our customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska.

(ab)	Software Capitalization Policy
Internally used software, whether developed or purchased and installed as is, is capitalized and amortized using the straight-line method over an estimated useful life of three to five years. We capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage.

We have Software as a Service ("SaaS") arrangements which are accounted for as service agreements, and are not capitalized. Internal and other third party costs for SaaS arrangements are expensed as incurred. Data migration costs for such arrangements are expensed consistent with the same type of costs for internally developed and modified software. Additionally, configuration costs paid to the vendor are recorded as a prepaid expense and expensed over the term of the SaaS arrangement.

(ac)	Guarantees
Certain of our customers have guaranteed levels of service.  If an interruption in service occurs, we do not recognize revenue for any portion of the monthly service fee that will be refunded to the customer or not billed to the customer due to these service level agreements.

Additionally, we have provided certain guarantees to U.S. Bancorp Community Development Corporation (“US Bancorp”), our tax credit investor in our seven VIEs.  We have guaranteed the delivery of $65.8 million of New Markets Tax Credits (“NMTC”) to US Bancorp, as well as certain loan and management fee payments between our subsidiaries and the VIEs, for which we are the primary beneficiary.  In the event that the tax credits are not delivered or certain payments not made, we are obligated to provide prompt and complete payment of these obligations.  See Note 13 of this Form 10-K for more information about our NMTC transactions.

EIP Trade-in Right
We offer a device trade-in program, "Upgrade Now", which provides eligible customers a specified-price trade-in right to upgrade their device. Participating customers must have purchased a financed device using an equipment installment plan from us and have a qualifying monthly wireless service plan. Upon

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

(ad)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Surcharges reported gross	$3,226	3,849	5,058

(ae)	Reclassifications
Reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current year.

(2)	Tower Sale and Leaseback
In August 2016, March 2017, and July 2017, we sold to Vertical Bridge Towers II, LLC (“Vertical Bridge”) tower sites in exchange for net proceeds of $90.8 million, $3.7 million, and $3.1 million (“Tower Transaction”). The sale included, where applicable, the towers, the land on which the towers were situated if owned by us, the obligation to pay land leases, and other executory costs.
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
Per the master lease agreement, we have the right to cure land lease defaults on behalf of Vertical Bridge and have negotiated fixed rate lease renewals as described above. Due to this continuing involvement with the Tower Sites, we determined we were precluded from applying sale-leaseback accounting. We recorded long-term financial obligations (“Tower Obligations”) in the amount of the net proceeds received and recognize interest on the Tower Obligations at a rate of 7.1% using the effective interest method. The Tower Obligations are increased by interest expense and amortized through contractual leaseback payments made by us to Vertical Bridge. Our historical tower site asset costs continue to be depreciated and reported in Net Property and Equipment.

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

The following table summarizes the impacts to the Consolidated Balance Sheets (amounts in thousands):

	December 31, 2017	December 31, 2016
Property and equipment, net (1)	$19,094	$18,792
Tower obligations(2)	$93,606	$87,653
(1) Property conveyed to Vertical Bridge as part of the Tower Transaction, but remains on our Consolidated Balance Sheets.
(2) Excluding current portion and net of deferred transaction costs.

Future minimum payments related to the Tower Obligations, including expected renewals and excluding deferred transaction costs, are summarized below (amounts in thousands):

Years ending December 31,	Total
2018	$7,465
2019	7,615
2020	7,767
2021	7,922
2022	8,081
2023 and thereafter	149,300
Total minimum payments	188,150
Less amount representing interest	91,978
Tower obligations	$96,172

(3)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Year ended December 31,	2017	2016	2015
(Increase) decrease in accounts receivable, net	$(4,277)	27,453	(4,230)
Increase in prepaid expenses	(2,590)	(6,180)	(632)
(Increase) decrease in inventories	(1,051)	(623)	5,710
(Increase) decrease in other current assets	109	(38)	24
Increase in other assets	(10,419)	(47,105)	(11,491)
Decrease in accounts payable	(1,735)	(135)	(5,579)
Increase in deferred revenues	429	2,446	1,743
Increase (decrease) in accrued payroll and payroll related obligations	1,579	(979)	(1,469)
Increase (decrease) in accrued liabilities	(583)	(8,031)	8,192
Increase in accrued interest	49	271	1,869
Increase (decrease) in subscriber deposits	354	(325)	(448)
Increase (decrease) in long-term deferred revenue	(5,355)	18,649	(8,561)
Increase (decrease) in components of other long-term liabilities	(780)	(230)	1,305
Total change in operating assets and liabilities	$(24,270)	(14,827)	(13,567)

The following items are for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

Net cash paid or received:	2017	2016	2015
Interest paid, net of amounts capitalized	$85,373	78,921	76,696

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

The following items are non-cash investing and financing activities for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	2017	2016	2015
Non-cash additions for purchases of property and equipment	$20,630	36,854	26,799
Asset retirement obligation additions to property and equipment	$4,655	4,948	2,048
Non-cash consideration for KKCC assets	$—	13,993	—
Non-cash consideration for Wireless Acquisition	$—	—	23,326

(4)	Receivables and Allowance for Doubtful Receivables
Receivables consist of the following at December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Trade	$187,000	182,993
Other	1,580	1,303
Total receivables	$188,580	184,296

As described in Note 1 of this Form 10-K we receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 26%, 24%, and 19% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively.  We had USF net receivables of $131.8 million and $100.5 million at December 31, 2017 and 2016, respectively.

Changes in the allowance for doubtful receivables during the years ended December 31, 2017, 2016 and 2015 are summarized below (amounts in thousands):

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2017	$4,407	5,800	—	6,215	3,992
December 31, 2016	$3,630	8,516	—	7,739	4,407
December 31, 2015	$4,542	6,359	—	7,271	3,630

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(5)	Net Property and Equipment
Net property and equipment consists of the following at December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Land and buildings	$119,553	114,966
Telephony transmission equipment and distribution facilities	1,402,610	1,271,425
Cable transmission equipment and distribution facilities	285,665	231,539
Studio equipment	14,825	15,456
Support equipment and systems	299,511	290,209
Transportation equipment	23,468	23,674
Customer premise equipment	152,731	158,513
Fiber optic cable systems	353,291	351,460
Construction in progress	103,013	157,633
	2,754,667	2,614,875
Less accumulated depreciation	1,541,264	1,385,620
Less accumulated amortization on property and equipment under capital leases	58,692	67,337
Net property and equipment	$1,154,711	1,161,918

Gross property and equipment under capital leases	$112,495	112,495

KKCC Asset Acquisition
In November 2016, we acquired Kodiak-Kenai Cable Company, LLC ("KKCC") which through its wholly owned subsidiary owns the only low latency redundant fiber link between Anchorage, the Kenai Peninsula and Kodiak. We adopted ASU 2017-01, which allows us to treat the acquisition of KKCC as an asset acquisition.

Total consideration transferred to the previous owners of KKCC consisted of a cash payment of $19.7 million and the fair market value of $14.1 million for indefeasible right-to-use capacity that we owned on the KKCC fiber system ("IRU Capacity") that was terminated as a result of the acquisition. The IRU Capacity included as consideration was adjusted to fair value as of the acquisition date resulting in a $3.1 million gain recorded in Other Income (Expense) in our Consolidated Statement of Operations for the year ended December 31, 2016.

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
As of October 31, 2017, cable certificates, wireless licenses, broadcast licenses and goodwill were tested for impairment and we determined that these intangible assets were not impaired at December 31, 2017.  The remaining useful lives of our cable certificates, wireless licenses, broadcast licenses and goodwill were evaluated as of October 31, 2017, and events and circumstances continue to support an indefinite useful life.  There are no indicators of impairment of our intangible assets subject to amortization as of December 31, 2017.

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Other Intangible Assets subject to amortization include the following at December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Software license fees	$87,989	80,839
Rights to use	45,114	45,114
Customer relationships	4,221	1,530
Right-of-way	784	784
Trade name	252	—
	138,360	128,267
Less accumulated amortization	62,663	53,823
Net other intangible assets	$75,697	74,444

Changes in Goodwill and Other Intangible Assets are as follows (amounts in thousands):

	Goodwill	Other Intangible Assets
Balance at December 31, 2015	$239,263	69,290
Asset additions	—	17,601
Amortization expense	—	(12,447)
Balance at December 31, 2016	239,263	74,444
Additions from acquisitions	3,001	2,943
Asset additions	—	11,546
Amortization expense	—	(13,164)
Asset deletions	—	(72)
Balance at December 31, 2017	$242,264	75,697

Amortization expense for definite-life intangible assets for the years ended December 31, 2017, 2016 and 2015 follow (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Amortization expense	$13,164	12,447	10,442

Amortized intangible assets are definite-life assets, and as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets. Intangible assets that have finite useful lives are amortized over their useful lives using the straight-line method with a weighted-average life of 12.8 years.

Amortization expense for definite-life intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2018	$12,695
2019	$10,234
2020	$8,188
2021	$5,855
2022	$3,829

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(7)	Long-Term Debt
Long-term debt consists of the following (amounts in thousands):

					December 31,
	Issue Date	Interest Rate	Principal Payments	Maturity Date	2017	2016
Senior Credit Facility - Term Loan B	November 17, 2016	LIBOR plus 2.25%	0.25% of the original principal due quarterly	February 2, 2022[1]	$242,583	245,187
Senior Credit Facility - Term Loan A	November 17, 2016	LIBOR plus applicable margin[2]	Due at maturity	November 17, 2021[1]	215,000	215,000
Senior Credit Facility - Revolver	November 17, 2016	LIBOR plus applicable margin[2]	Due at maturity	November 17, 2021[1]	100,000	55,000
2025 Notes	April 1, 2015	6.875%	Due at maturity	April 15, 2025[3]	450,000	450,000
2021 Notes	May 20, 2011	6.75%	Due at maturity	June 1, 2021[4]	325,000	325,000
Wells Fargo note	June 30, 2014	LIBOR plus 2.25%	Monthly installments	July 15, 2029	8,048	8,596
Total Debt					1,340,631	1,298,783
Less unamortized discount					3,197	3,518
Less unamortized deferred loan fees					14,117	15,133
Less current portion of long-term debt					2,989	3,326
Long-term debt, net					$1,320,328	1,276,806
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
During 2017, we amended our Senior Credit Facility. We paid loan fees and other expenses of $0.5 million that were expensed immediately in our Consolidated Statements of Operations for the year ended December 31, 2017 and $0.4 million that were deferred and are being amortized over the life of the Senior Credit Facility. We recorded a $0.6 million loss on extinguishment of debt in our Consolidated Statement of Operations for the year ended December 31, 2017 as part of this amendment.

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

We had a $100.0 million outstanding balance and $21.0 million in letters of credit under the $200.0 million Senior Credit Facility Revolver at December 31, 2017, which leaves $79.0 million available for borrowing as of December 31, 2017.

(b)	2025 Notes and 2021 Notes
Interest on the notes is payable semi-annually in arrears.
In April 2017, we amended our 2025 Notes and 2021 Notes (the "Notes") due to the Reorganization Agreement that we entered into with Liberty (see Note 14). We paid $1.9 million in fees in connection with the amendment to the Notes that were deferred and are being amortized over the remaining life of the Notes.

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

The Notes' covenants restrict us and certain of our subsidiaries from incurring additional debt or entering into sale and leaseback transactions; paying dividends or distributions on capital stock or repurchase capital stock; issuing stock of subsidiaries; making certain investments; creating liens on assets to secure debt; entering into transactions with affiliates; merging or consolidating with another company; and transferring and selling assets. Limitations and exceptions to note covenants and events of default are described in the Notes' indentures.

We were in compliance with all covenants required by our notes and Senior Credit Facility as of December 31, 2017.

Maturities of long-term debt as of December 31, 2017 are as follows (amounts in thousands):

Years ending December 31,
2018	$2,989
2019	3,010
2020	3,030
2021	643,053
2022	233,365
2023 and thereafter	455,184
Total debt	1,340,631
Less unamortized discount	3,197
Less unamortized deferred loan fees	14,117
Less current portion of long-term debt	2,989
Long-term debt, net	$1,320,328

(8)	Income Taxes
Income tax (expense) benefit consists of the following (amounts in thousands):

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

	Years Ended December 31,
	2017	2016	2015
Deferred tax (expense) benefit:
Federal taxes	$41,537	(6,058)	(290)
State taxes	(420)	(1,022)	209
	$41,117	(7,080)	(81)

Income tax benefit for the year ending December 31, 2017 was recognized primarily as a result of the enactment of the Tax Cuts & Jobs Act (“Tax Reform”) in December 2017. The primary provisions of Tax Reform affecting us are the reduction to the U.S. corporate income tax rate from 35% to 21% and temporary 100% bonus depreciation for certain assets. The change in the tax law required us to remeasure existing net deferred tax liabilities using the lower rate in the year of enactment resulting in an income tax benefit of $43.5 million to reflect these changes in the year ending December 31, 2017. There were no specific impacts of Tax Reform that could not be reasonably estimated which we accounted for under prior law.

Total income tax (expense) benefit differed from the “expected” income tax (expense) benefit determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
“Expected” statutory tax (expense) benefit	$3,430	(1,891)	3,482
Tax reform rate change	43,484	—	—
Employee's excess tax benefit for stock based compensation	3,397	—	—
Nondeductible officer compensation	(1,439)	(1,424)	(1,906)
Nondeductible transaction costs	(2,760)	—	—
Nondeductible entertainment expenses	(1,141)	(1,029)	(1,059)
Nondeductible lobbying expenses	(345)	(1,192)	(442)
State income taxes, net of federal (expense) benefit	(420)	(1,022)	209
Impact of non-controlling interest attributable to non-tax paying entity	—	—	220
Other, net	(3,089)	(522)	(585)
	$41,117	(7,080)	(81)

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and 2016 are summarized below (amounts in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$101,995	109,577
Deferred revenue for financial reporting purposes	44,853	59,993
Asset retirement obligations in excess of amounts recognized for tax purposes	13,328	16,808
Compensated absences accrued for financial reporting purposes	2,825	3,505
Share-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	2,629	3,393
Accounts receivable, principally due to allowance for doubtful receivables	1,023	1,965
Workers compensation and self-insurance health reserves, principally due to accrual for financial reporting purposes	1,523	1,705
Alternative minimum tax credits	1,735	1,735
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	1,370	1,687
Other	4,181	9,371
Total deferred tax assets	$175,462	209,739
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$192,413	245,118
Intangible assets	77,455	106,061
Other	277	345
Total deferred tax liabilities	270,145	351,524
Net deferred tax liabilities	$94,683	141,785

At December 31, 2017, we have tax net operating loss carryforwards of $361.9 million that will begin expiring in 2020 if not utilized.  Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands):

Years ending December 31,	Federal	State
2020	$1,530	1,505
2021	25,556	24,149
2022	14,081	13,850
2023	3,968	3,903
2024	722	710
2025	1,536	1,511
2026	663	652
2027	1,010	994
2028	39,879	39,226
2029	46,537	45,756
2031	104,101	102,640
2033	5,073	4,968
2034	38,561	37,312
2035	13,416	12,510
2036	282	268
2037	64,949	61,798
Total tax net operating loss carryforwards	$361,864	351,752

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

We file federal income tax returns in the U.S. and in various state jurisdictions. We are not subject to U.S. or state tax examinations by tax authorities for years 2013 and earlier except that certain U.S. federal income tax returns for years after 2001 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  We did not have any unrecognized tax benefits as of December 31, 2017, 2016 and 2015, and accordingly, we did not recognize any interest expense.  Additionally, we recorded no penalties during the years ended December 31, 2017, 2016 and 2015.

We adopted ASU 2016-09 as of January 1, 2017 on a modified retrospective basis. As a result of this adoption, we have recorded a $7.1 million adjustment to Retained Earnings (Deficit) as of January 1, 2017. We recorded an excess tax benefit generated from stock based compensation during the year ended December 31, 2017 of $3.4 million. We did not record any excess tax benefit generated from stock based compensation during the years ended December 31, 2016 and 2015, since we were in a net operating loss carryforward position and the income tax deduction would not yet reduce income taxes payable.

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(9)	Fair Value Measurements

Recurring Fair Value Measurements
Assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 are as follows (amounts in thousands):

December 31, 2017	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,323	—	—	1,323

December 31, 2016	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,477	—	—	1,477

(1) Quoted prices in active markets for identical assets
(2) Observable inputs other than quoted prices in active markets for identical assets
(3) Inputs that are generally unobservable and not corroborated by market data

The fair value of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases at December 31, 2017 and 2016 are as follows (amounts in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,323,317	1,379,850	1,280,133	1,317,222

The following methods and assumptions were used to estimate fair values:

•	The fair values of the 6.75% Senior Notes due 2021 and the 6.875% Senior Notes due 2025 are based upon quoted market prices for the same or similar issues (Level 2).

•	The fair value of our Senior Credit Facility and Wells Fargo note payable are estimated to approximate their carrying value because the instruments are subject to variable interest rates (Level 2).

(10)	Stockholder's Equity

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

Shared-Based Compensation
GCI's Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of restricted stock awards for a maximum of 15.7 million shares of GCI Class A-1 common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. The requisite service period of our awards is generally the same as the vesting period.  New shares of GCI Class A-1 common stock are issued when restricted stock

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

awards are granted. We have 1.2 million shares available for grant under the Stock Option Plan at December 31, 2017.

A summary of nonvested restricted stock award activity under the Stock Option Plan for the year ended December 31, 2017, follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	1,465	$14.41
Granted	607	$23.24
Vested	(894)	$16.22
Forfeited	(5)	$18.48
Nonvested at December 31, 2016	1,173	$17.58

The weighted average grant date fair value of awards granted during the years ended December 31, 2017, 2016, and 2015 were $23.24, $17.87 and $15.06, respectively. The total fair value of awards vesting during the years ended December 31, 2017, 2016, and 2015 were $29.9 million, $13.5 million and $17.0 million, respectively. We have recorded share-based compensation expense of $17.5 million, $11.0 million, and $10.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense is $11.3 million as of December 31, 2017.  We expect to recognize share-based compensation expense over a weighted average period of 1.6 years for restricted stock awards.

GCI 401(k) Plan
In 1986, GCI adopted an Employee Stock Purchase Plan (“GCI 401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The GCI 401(k) Plan provides for acquisition of GCI’s Class A-1 common stock at market value as well as various mutual funds. We may match a percentage of the employees' contributions up to certain limits, decided by GCI’s Board of Directors each year. Our matching contributions allocated to participant accounts totaled $11.0 million, $11.0 million and $9.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  We used cash to fund all of our employer-matching contributions during the years ended December 31, 2017, 2016 and 2015.

(11)	Industry Segments Data
We operate our business under a single reportable segment. Effective in the first quarter of 2017, we reassessed and reorganized our management and internal reporting structures in order to make our operations more efficient, which triggered an analysis of our reportable segments. As a result of our assessment, we merged our former Wireless and Wireline segments into one operating segment. We realigned our external financial reporting to support this change. Our chief operating decision maker assesses our financial performance as follows:
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

Revenues summarized by customer and service type for the years ended December 31, 2017, 2016, and 2015 follows (amounts in thousands):

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

	2017			2016			2015
	Consumer	Business	Total	Consumer	Business	Total	Consumer	Business	Total
Revenues
Wireless	167,733	104,614	272,347	177,801	105,355	283,156	199,862	151,710	351,572
Data	145,757	308,480	454,237	140,196	296,202	436,398	130,213	269,472	399,685
Video	99,609	18,039	117,648	107,305	20,102	127,407	115,074	18,819	133,893
Voice	23,783	51,189	74,972	26,734	60,117	86,851	30,110	63,274	93,384
Total	436,882	482,322	919,204	452,036	481,776	933,812	475,259	503,275	978,534

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

We had no major customers for the years ended December 31, 2017 and 2016. We earned revenues from a major customer, net of discounts, of $130.8 million or 13% of total consolidated revenues for the year ended December 31, 2015.

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

New Markets Tax Credit Entities
We have entered into several arrangements under the NMTC program with US Bancorp to help fund various projects that extended terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

Each of the transactions has an investment fund, which is a special purpose entity created to effect the financing arrangement. In each of the transactions, we loaned money to the investment fund and US Bancorp invested money in the investment fund. The investment fund would then contribute the funds from our loan and US Bancorp's investment to a CDE. The CDE, in turn, would loan the funds to our wholly owned subsidiary, Unicom, Inc. ("Unicom") as partial financing for the projects.

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

US Bancorp is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on the projects.  Restricted cash of $15.4 million and $0.9 million was held by Unicom at December 31, 2017, and 2016, respectively, and is included in our Consolidated Balance Sheets. We completed construction of the projects partially funded by these transactions.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in the investment funds. We believe that US Bancorp will exercise the put options at the end of the compliance periods for each of the transactions.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of December 31, 2017.  The value attributed to the put/calls is nominal.

We have determined that each of the investment funds are VIEs.  The consolidated financial statements of each of the investment funds include the CDEs.  The ongoing activities of the VIEs – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIEs.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to US Bancorp; US Bancorp’s lack of a material interest in the underlying economics of the project; and the fact that we are obligated to absorb losses of the VIEs.  We concluded that we are the primary beneficiary of each and consolidated the VIEs in accordance with the accounting standard for consolidation.

US Bancorp’s contributions, net of syndication fees and other direct costs incurred in structuring the NMTC arrangements, are included in Non-controlling Interests on the Consolidated Balance Sheets.  Incremental costs to maintain the structure during the compliance period are recognized as incurred to selling, general and administrative expense.

The assets and liabilities of our consolidated VIEs were $165.9 million and $121.2 million, respectively, as of December 31, 2017, and $140.9 million and $104.2 million, respectively as of December 31, 2016.

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

The following table summarizes the key terms of each of the NMTC transactions:

Financing Arrangement	Investment Funds	Transaction Date	Loan Amount	Interest Rate on Loan to Investment Fund	Maturity Date	US Bancorp Investment	Loan to Unicom	Interest Rate on Loan(s) to Unicom	Expected Put Option Exercise
NMTC #1	TIF	August 30, 2011	$58.3 million	1%	August 30, 2041	$22.4 million	$76.8 million	1% to 3.96%	August 2018
NMTC #2	TIF 2 & TIF 2-USB	October 3, 2012	$37.7 million	1%	October 2, 2042	$17.5 million	$55.2 million	0.71% to 0.77%	October 2019
NMTC #3	TIF 3	December 11, 2012	$8.2 million	1%	December 10, 2042	$3.8 million	$12.0 million	1.35%	December 2019
NMTC #4	TIF 4	March 21, 2017	$6.7 million	1%	March 21, 2040	$3.3 million	$9.8 million	0.73%	March 2024
NMTC #5	TIF 5-1 and TIF 5-2	December 22, 2017	$10.4 million	1%	December 22, 2047	$5.1 million	$14.7 million	0.67% to 1.24%	December 2024

Equity Method Investment

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

We owned a 40.8% interest in a next generation carrier-class communications services firm that we accounted for using the equity method and due to a reconsideration event determined that the entity was a VIE. During the second quarter of 2015, it became apparent that we would not recover the carrying value of our investment. We determined that the fair value of the equity investment was $0 and subsequently wrote-off the entire value of our investment resulting in an impairment loss of $12.6 million for the year ended December 31, 2015 that is recorded in Other Income (Expense) in our Consolidated Statement of Operations. The fair value determination was based upon market information obtained during the second quarter of 2015, the estimated liquidation value of the entity's assets and the amount of senior secured debt at the valuation date. The entity has subsequently closed its operations. We do not have a contractual obligation to provide additional financing and we have no exposure to loss related to our involvement with the VIE.

(14)	Commitments and Contingencies
On April 4, 2017, General Communication, Inc., Liberty Interactive Corporation, a Delaware corporation (“Liberty”) and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“Liberty LLC”), entered into an Agreement and Plan of Reorganization (as may be amended from time to time, the “Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”). Pursuant to the Reorganization Agreement, General Communication, Inc. amended and restated its articles of incorporation resulting in General Communication, Inc. being renamed GCI Liberty, Inc. and a reclassification and auto conversion of its common stock. Following these events, Liberty will acquire GCI through a reorganization in which certain interests, assets and liabilities of the Liberty Ventures Group (“Liberty Ventures”) will be contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. The assets to be contributed to GCI Liberty are expected to include Liberty’s equity interests in Liberty Broadband and Charter Communications, Inc., along with certain other equity interests, together with the operating business of Evite, Inc. and certain other assets and liabilities, in exchange for (a) the issuance to Liberty LLC of (i) a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the contribution, respectively, and (ii) cash, and (b) the assumption by GCI Liberty of certain liabilities attributed to Liberty Ventures.

Following the contribution and acquisition of GCI Liberty, Liberty will then effect a tax-free separation of its controlling interest in GCI Liberty to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock.  As a result of the Transactions, holders of GCI common stock (regardless of class) each will receive (i) 0.63 of a share of GCI Liberty Class A common stock and (ii) 0.20 of a share of new GCI Liberty Series A Cumulative Redeemable preferred stock in exchange for each share of their existing GCI stock. The exchange ratios were determined based on total consideration of $32.50 per share in respect of each share of existing GCI common stock, comprised of $27.50 per share in GCI Liberty Class A common stock and $5.00 per share in newly issued GCI Liberty Series A Cumulative Redeemable preferred stock, based upon a Liberty Ventures reference price of $43.65 (with no premium paid for shares of GCI Class B common stock) and an initial liquidation price of $25.00 per share of GCI Liberty Series A Cumulative Redeemable preferred stock. The GCI Liberty Series A Cumulative Redeemable preferred stock will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing. The closing of the Transactions are expected to be consummated on March 9, 2018, subject to the satisfaction of customary closing conditions.

On April 12, 2017, we announced our solicitation of consents from the holders of our outstanding Notes to effect certain amendments to the indentures governing the Notes (the “Indentures”) to facilitate the Transactions, upon the terms and subject to the conditions set forth in the Consent Solicitation Statement, dated April 12, 2017, and the related Letter of Consent. The consent solicitation expired on April 24, 2017 and we received consents from holders of: (a) $312,418,000 in aggregate principal amount of the 2021 Notes, representing 96.13% of the total principal amount outstanding of the 2021 Notes, and (b) $443,538,000 in aggregate principal amount of the 2025 Notes, representing 98.56% of the total principal amount outstanding of the 2025 Notes. The consent of holders of at least a majority in aggregate principal amount of a series of Notes then outstanding was required to approve the proposed amendment with respect to that series of Notes.

On April 26, 2017, we paid to the tabulation agent for the benefit of registered holders of Notes as of the record date for the Consent Solicitation that validly delivered (and did not validly revoke) a properly completed letter of consent (a “Consent”) on or prior to the expiration date (x) with respect to the proposed amendment relating to

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

the 2021 Notes, an aggregate consent fee of $812,500 payable to the holders of 2021 Notes, on a pro rata basis, who validly delivered (and did not validly revoke) a properly completed Consent and (y) with respect to the proposed amendment relating to the 2025 Notes, an aggregate consent fee of $1,125,000 payable to the holders of 2025 Notes, on a pro rata basis, who validly delivered (and did not validly revoke) a properly completed Consent. The proposed amendments will be effected by supplemental indentures to the Indentures.

Operating Leases as Lessee
We lease business offices, have entered into site lease agreements, and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements.  Many of our leases are for multiple years and contain renewal options.  Rental costs under such arrangements amounted to $58.8 million, $58.9 million and $51.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Capital Leases as Lessee
We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President for property occupied by us as further described in Note 12 of this Form 10-K.

We have a capital lease agreement for transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft.  The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years.  At lease inception the present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, was $98.6 million.

A summary of future minimum lease payments follows (amounts in thousands):

Years ending December 31:	Operating	Capital
2018	$48,409	13,440
2019	38,293	13,450
2020	27,566	13,459
2021	19,806	12,044
2022	11,715	5,293
2023 and thereafter	28,298	2,411
Total minimum lease payments	$174,087	60,097
Less amount representing interest		9,781
Less current maturity of obligations under capital leases		10,028
Long-term obligations under capital leases, excluding current maturity		$40,288

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

Self-Insurance
Through December 31, 2017, we were self-insured for losses and liabilities related to health and welfare claims up to $750,000 per incident per year above which third party insurance applied. A reserve of $4.8 million and $4.0 million are recorded at December 31, 2017 and 2016, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims.  We are self-insured for all losses and liabilities related to workers’ compensation claims in Alaska and have a workers compensation excess insurance policy to make claims for any losses in excess of $500,000 per incident.  A reserve of $3.2 million and $2.9 million are recorded at December 31, 2017 and 2016, respectively, to cover estimated reported losses and estimated expenses for open and active claims.  Actual losses will vary from the recorded reserves.  While we use what we believe are

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

pertinent information and factors in determining the amount of reserves, future additions or reductions to the reserves may be necessary due to changes in the information and factors used.

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

Tribal Mobility Fund I Grant
In February 2014, the FCC announced our winning bids in the Tribal Mobility Fund I auction for a $41.4 million grant to partially fund expansion of our 3G wireless network, or better, to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements. We received $16.8 million, $0 million and $13.8 million in 2017, 2016, and 2015, respectively, and expect to receive $10.8 million in additional grant fund disbursements in the future depending on the timing of upgrades completed and test results submitted to and approved by the FCC.

(15)	Software Impairment
During the years ended December 31, 2013 and 2014, we internally developed computer software to replace our wireless, Internet, video, local service, and long distance customer billing systems. In early 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress in early 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during the year ended December 31, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

In early 2015, we reassessed our plans for our internally developed machine-to-machine billing system and decided to no longer market this system to third parties. Accordingly, we recognized an impairment of $7.1 million during the year ended December 31, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

In late 2015, we evaluated user management software we purchased in 2014 and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during the year ended December 31, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

GCI, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(16)	Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 (amounts in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total revenues	$228,115	224,346	231,214	235,529
Operating income	$15,346	11,031	24,174	20,699
Net income (loss)	$1,999	(25,481)	2,188	52,609
Net income (loss) attributable to GCI, Inc.	$2,116	(25,363)	2,306	52,732

2016
Total revenues	$231,098	233,766	236,655	232,293
Operating income	$20,019	19,531	26,368	13,185
Net income (loss)	$326	(422)	(973)	(607)
Net income (loss) attributable to GCI, Inc.	$443	(305)	(857)	(488)

(17) Subsequent Events
On February 2, 2018, GCI held a special shareholder meeting where its shareholders approved the Transactions with Liberty.

On February 28, 2018, we amended our Senior Credit Facility to increase the revolving credit facility from $200.0 million to $300.0 million. Additionally, we increased the maximum secured leverage ratio permitted under the Senior Credit Facility from 3.00:1.00 to 3.50:1.00.

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description	Where Located
3.1	The Articles of Incorporation of GCI, Inc.	Incorporated by reference to GCI's Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
3.2	The Bylaws of GCI, Inc.	Incorporated by reference to GCI's Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
3.3	Amendment to the Bylaws of GCI, Inc.	Incorporated by reference to GCI, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014.
4.1	Indenture dated as of May 20, 2011 between GCI, Inc. and Union Bank, N.A., as trustee	Incorporated by reference to the Company's Report on Form 8-K for the period May 20, 2011 filed May 25, 2011.
4.2	Supplemental Indenture dated as of May 23, 2011 between GCI, Inc. and Union Bank, N.A., as trustee	Incorporated by reference to the Company's Report on Form 8-K for the period May 20, 2011 filed May 25, 2011.
4.3	Supplemental Indenture, dated as of April 28, 2017, between GCI, Inc. and MUFG Union Bank, N.A., as Trustee (6.75% Senior Notes)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed by GCI on May 2, 2017.
4.4	Supplemental Indenture, dated as of April 28, 2017, between GCI, Inc. and MUFG Union Bank, N.A., as Trustee (6.875% Senior Notes)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed by GCI on May 2, 2017.
10.1	The GCI Special Non-Qualified Deferred Compensation Plan[1]	Incorporated by reference to GCI’s Annual Report on Form 10-K for the year ended December 31, 1995.
10.2	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. *
10.3	First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.4	Aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of January 22, 2001	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.5	First amendment to aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 8, 2002	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.6	Full-time Transponder Capacity Agreement with PanAmSat Corporation dated March 31, 2006 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
10.7	Second Amendment to Lease Agreement dated as of April 8, 2008 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Exhibit No.	Description	Where Located
10.8	First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated February 15, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.9	Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated April 9, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.10	Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.11	Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.12	Fifth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 30, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.13	Sixth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated October 31, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.14	Seventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated November 6, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.15	Eighth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 8, 2009 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.16
Second Amended and Restated Credit Agreement dated as of January 29, 2010 by and among GCI Holdings, Inc., the other parties thereto and Calyon New York Branch, as administrative agent, and the other Lenders party thereto
Incorporated by reference to the Company's Report on Form 8-K for the period January 29, 2010 filed February 3, 2010.
10.17	Ninth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 25, 2010 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed August 5, 2010.
10.18	Amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 25, 2005	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.19	First amendment to the amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of December 27, 2010	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.20	Tenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 24, 2010 #	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.

Exhibit No.	Description	Where Located
10.21
Eleventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 23, 2010 #
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.22	Twelfth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated November 5, 2010 #	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.23	Second Amended and Restated Aircraft Lease Agreement between GCI Communication Corp., an Alaska corporation and 560 Company, Inc., an Alaska corporation, dated May 9, 2011	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 9, 2011.
10.24
Credit Agreement dated August 30, 2011 by and between Unicom, Inc. as borrower and Northern Development Fund VIII, LLC as Lender and Travois New Markets Project CDE X, LLC as Lender and Waveland Sub CDE XVI, LLC as Lender and Alaska Growth Capital Bidco, Inc. as Disbursing Agent
Incorporated by reference to the Company's Report on Form 8-K for the period August 30, 2011 filed September 6, 2011.
10.25
Credit Agreement dated October 3, 2012 by and between Unicom, Inc. as borrower and USBCDE Sub-CDE 74, LLC as Lender and Cherokee Nation Sub-CDE II, LLC as Lender and LBCDE Sub2, LLC as Lender and Waveland Sub CDE XXII, LLC as Lender
Incorporated by reference to the Company's Report on Form 8-K for the period October 3, 2012 filed October 9, 2012.
10.26
Thirteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated March 14, 2011 #
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.27	Fourteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 7, 2011 #	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.28
Fifteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated December 29, 2011 #
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.29
Sixteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated December 21, 2012 #
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.30	Seventeenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2013 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.31
Eighteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated October 29, 2013 #
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.32	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and The United States of America dated June 1, 2010	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.

Exhibit No.	Description	Where Located
10.33	Nineteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated March 20, 2014 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed May 8, 2014.
10.34	Twentieth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated August 11, 2014 #	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2014 filed March 5, 2015.
10.35
Fourth Amended and Restated Credit Agreement dated as of February 2, 2015 by and among GCI Holdings, Inc., GCI, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Union Bank, as Syndication Agent, Suntrust Bank, as Documentation Agent and Credit Agricole Corporate and Investment Bank, as Administrative Agent
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2014 filed March 5, 2015.
10.36	Twenty-First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated February 26, 2015 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed May 8, 2015.
10.37	Twenty-Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated June 17, 2015 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed August 5, 2015.
10.38	First Amendment to the Fourth Amended and Restated Credit Agreement dated as of August 3, 2015	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed August 5, 2015.
10.39	Twenty-Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated July 27, 2015 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed November 5, 2015.
10.40	Twenty-Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated September 2, 2015 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed November 5, 2015.
10.41	Twenty-Fifth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated December 31, 2015 #	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2015 filed March 3, 2016.
10.42	Second Amendment to the Fourth Amended and Restated Credit Agreement dated as of February 12, 2016	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2015 filed March 3, 2016.
10.43	Twenty-Sixth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated March 7, 2016 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 filed May 5, 2016.
10.44	Twenty-Seventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated June 17, 2016 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed August 3, 2016.

Exhibit No.	Description	Where Located
10.45	Master Lease Agreement among The Alaska Wireless Network, LLC, AWN Tower Company, LLC and General Communication, Inc. dated August 1, 2016	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed November 4, 2016.
10.46	Third Amendment to the Fourth Amended and Restated Credit Agreement dated as of November 17, 2016	Incorporated by reference to the Company's Report on Form 8-K for the period November 17, 2016 filed November 23, 2016.
10.47	Fourth Amendment to the Fourth Amended and Restated Credit Agreement dated as of November 17, 2016	Incorporated by reference to the Company's Report on Form 8-K for the period November 17, 2016 filed November 23, 2016.
10.48	Twenty-Eighth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated October 31, 2016 #	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2016 filed March 2, 2017.
10.49	Fifth Amendment to the Fourth Amended and Restated Credit Agreement dated as of May 3, 2017	Incorporated by reference to Exhibit 4.1 to Form 8-K filed by GCI on May 9, 2017.
10.50	Twenty-Ninth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated April 28, 2017 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed August 3, 2017.
10.51	Sixth Amendment to the Fourth Amended and Restated Credit Agreement dated as of August 14, 2017	Incorporated by reference to the Company's Report on Form 8-K for the period August 14, 2017 filed August 18, 2017.
10.52	Thirtieth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated June 15, 2017 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed November 2, 2017.
10.53	Thirty-First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated June 30, 2017 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed November 2, 2017.
10.54	Thirty-Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated July 31, 2017 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed November 2, 2017.
10.55	Thirty-Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated October 4, 2017 # *
10.56	Thirty-Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated December 29, 2017 # *
14.1	Code Of Business Conduct and Ethics *
21.1	Subsidiaries of the Registrant *
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit No.	Description	Where Located
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101
The following materials from GCI, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Stockholder's Equity for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements *

#
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

GCI, INC.

By:	/s/ Gregory F. Chapados
Gregory F. Chapados, President (Chief Executive Officer)

Date:	February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory F. Chapados	President and Director (Principal Executive Officer)	February 28, 2018
Gregory F. Chapados

/s/ Peter J. Pounds	Chief Financial Officer, Secretary, Treasurer, and Director (Principal Financial Officer)	February 28, 2018
Peter J. Pounds

/s/ Lynda L. Tarbath	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Lynda L. Tarbath