Form 10-Q
period 2018-03-31
GCI, LLC
filed 2018-05-15
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

 Commission File No. 000-05890
GCI, LLC
(Exact name of Registrant as specified in its charter)

Delaware	91-1820757
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

12300 Liberty Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 875-5900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

As of May 15, 2018, GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2018	2017
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$150,549	573,210
Trade and other receivables, net of allowance for doubtful accounts of $149 thousand and $0, respectively	205,666	6,803
Other current assets	38,657	1,265
Total current assets	394,872	581,278
Investments in equity securities (note 6)	1,673,580	1,803,064
Investments in affiliates, accounted for using the equity method (note 7)	112,975	114,655
Investment in Liberty Broadband measured at fair value (note 7)	3,657,407	3,634,786

Property and equipment, net	1,193,509	624
Intangible assets not subject to amortization
Goodwill (note 9)	950,198	25,569
Cable certificates	370,000	—
Wireless licenses	193,000	—
Other	4,025	4,000
	1,517,223	29,569
Intangible assets subject to amortization, net (note 9)	544,415	4,237
Other assets, at cost, net of accumulated amortization	48,421	4,000
Total assets	$9,142,402	6,172,213

		(Continued)
See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2018	2017
	amounts in thousands
Liabilities and Equity
Current liabilities:
Accounts payable	$28,795	718
Deferred revenue	22,729	—
Other current liabilities	115,742	9,747
Total current liabilities	167,266	10,465
Long-term debt, net (note 10)	2,474,835	—
Obligations under capital leases and tower obligation, excluding current portion	131,788	—
Long-term deferred revenue	60,636	130
Deferred income tax liabilities	1,062,043	643,426
Taxes payable	—	1,198,315
Other liabilities	146,136	95,841
Total liabilities	4,042,704	1,948,177
Equity
Member's equity:
Member's investment	3,368,931	2,305,440
Retained earnings	1,723,445	1,914,963
Total member's equity	5,092,376	4,220,403
Non-controlling interests	7,322	3,633
Total equity	5,099,698	4,224,036
Commitments and contingencies
Total liabilities and equity	$9,142,402	6,172,213

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	amounts in thousands
Revenue	$61,204	3,969
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	19,819	2,759
Selling, general and administrative, including stock-based compensation (note 4)	32,533	11,808
Depreciation and amortization expense	16,021	753
	68,373	15,320
Operating income (loss)	(7,169)	(11,351)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(7,673)	—
Share of earnings (losses) of affiliates, net (note 7)	(2,492)	1,723
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(100,198)	737,552
Other, net	244	209
	(110,119)	739,484
Earnings (loss) before income taxes	(117,288)	728,133
Income tax (expense) benefit	(74,261)	(277,479)
Net earnings (loss)	(191,549)	450,654
Less net earnings (loss) attributable to the non-controlling interests	(39)	—
Net earnings (loss) attributable to member	$(191,510)	450,654

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(191,549)	450,654
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	16,021	753
Stock-based compensation expense	5,236	2,726
Share of (earnings) losses of affiliates, net	2,492	(1,723)
Realized and unrealized (gains) losses on financial instruments, net	100,198	(737,552)
Deferred income tax expense (benefit)	75,596	277,479
Other, net	243	206
Change in operating assets and liabilities:
Current and other assets	(20,634)	2,335
Payables and other liabilities	(7,420)	2,257
Net cash provided (used) by operating activities	(19,817)	(2,865)
Cash flows from investing activities:
GCI Holdings cash acquired in consolidation	147,958	—
Capital expended for property and equipment	(6,500)	(943)
Net cash provided (used) by investing activities	141,458	(943)
Cash flows from financing activities:
Borrowings of debt	1,000,000	—
Repayment of debt, capital lease, and tower obligations	(6,386)	—
Contributions from (distributions to) member	(447,950)	—
Contributions from (distributions to) Qurate Retail	(1,082,321)	(41,462)
Distribution to non-controlling interests	(3,272)	—
Other financing activities, net	(4,341)	557
Net cash provided (used) by financing activities	(544,270)	(40,905)
Net increase (decrease) in cash, cash equivalents and restricted cash	(422,629)	(44,713)
Cash, cash equivalents and restricted cash at beginning of period	574,148	488,127
Cash, cash equivalents and restricted cash at end of period	$151,519	443,414

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Three Months Ended March 31, 2018
(Unaudited)

	Member's Investment	Retained earnings	Non-controlling interest in equity of subsidiaries	Total equity
	amounts in thousands
Balances at January 1, 2018	$2,305,440	1,914,963	3,633	4,224,036
Net earnings (loss)	—	(191,510)	(39)	(191,549)
Stock-based compensation	4,874	—	—	4,874
Contribution of taxes in connection with HoldCo Split-Off	1,147,186	—	—	1,147,186
Distribution to Qurate Retail	(1,082,296)	—	—	(1,082,296)
Contributions from (distributions to) member, net	(447,950)	—	—	(447,950)
Allocated consideration in connection with the Transactions	1,441,669	—	7,000	1,448,669
Distribution to non-controlling interests	—	—	(3,272)	(3,272)
Other	8	(8)	—	—
Balances at March 31, 2018	$3,368,931	1,723,445	7,322	5,099,698

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc. On April 4, 2017, Liberty Interactive Corporation, now known as Qurate Retail, Inc. ("Qurate Retail") effective April 9, 2018, entered into an Agreement and Plan of Reorganization (as amended, the "reorganization agreement" and the transactions contemplated thereby, the "Transactions") with GCI, LLC's parent company, General Communication, Inc. ("GCI"), an Alaska corporation and indirect parent company of GCI Holdings, LLC ("GCI Holdings"), and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly‑owned subsidiary of Qurate Retail ("LI LLC"). Pursuant to the reorganization agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc. ("GCI Liberty")) and effected a reclassification and auto conversion of its common stock. Following these events, Qurate Retail acquired GCI Liberty on March 9, 2018 through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to its Ventures Group (following the reattribution by Qurate Retail of certain assets and liabilities from its Ventures Group to its QVC Group (the “reattribution”)), were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty (the "contribution"). Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interests in Liberty Broadband Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. ("LendingTree"), the Evite, Inc. ("Evite") operating business and other assets and liabilities (collectively, "HoldCo"), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A common stock and a number of shares of GCI Liberty Class B common stock equal to the number of outstanding shares of Qurate Retail's Series A Liberty Ventures common stock and Qurate Retail's Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

The contribution was treated as a reverse acquisition under the acquisition method of accounting in accordance with generally accepted accounting principles in the United States ("GAAP"). For accounting purposes, HoldCo is considered to have acquired GCI Liberty in the contribution based, among other considerations, upon the fact that in exchange for the contribution of HoldCo, Qurate Retail received a controlling interest in the combined company of GCI Liberty.

Following the contribution and acquisition of GCI Liberty, Qurate Retail effected a tax‑free separation of its controlling interest in the combined company, GCI Liberty, to the holders of Qurate Retail's Liberty Ventures common stock in full redemption of all outstanding shares of such stock (the "HoldCo Split‑Off"), in which each outstanding share of Qurate Retail's Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Qurate Retail's Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock.

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

These notes to the condensed consolidated financial statements refer to the combination of GCI Holdings, non‑controlling interests in Liberty Broadband, Charter and LendingTree, a controlling interest in Evite, and certain other assets and liabilities as the "Company", "us", "we" and "our." Although HoldCo was reported as a combined company until the date of the HoldCo Split-Off, these financial statements present all periods as consolidated by the Company. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

GCI, LLC, through its ownership of interests in subsidiaries and other companies, is primarily engaged in providing a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

GCI, LLC holds investments that are accounted for using the equity method. GCI, LLC does not control the decision making process or business management practices of these affiliates. Accordingly, GCI, LLC relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, GCI, LLC relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on GCI LLC's condensed consolidated financial statements.

Split‑off from Qurate Retail

Following the HoldCo Split‑Off, Qurate Retail and GCI Liberty operate as separate, publicly traded companies, and neither have any stock ownership, beneficial or otherwise, in the other. In connection with the HoldCo Split‑Off, Qurate Retail, Liberty Media Corporation ("Liberty Media") (or its subsidiary) and GCI Liberty entered into certain agreements in order to govern certain of the ongoing relationships among the companies after the HoldCo Split‑Off and to provide for an orderly transition. These agreements include an indemnification agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Transactions and certain conditions to and provisions governing the relationship between GCI Liberty and Qurate Retail with respect to and resulting from the Transactions. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and GCI Liberty and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, GCI Liberty shares office space with Qurate Retail and Liberty Media and related amenities at their corporate headquarters. GCI Liberty reimburses Liberty Media for direct, out‑of‑pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi‑annually. Under these agreements, approximately $1.7 million was reimbursable to Liberty Media for the three months ended March 31, 2018.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance replaced most existing revenue recognition guidance in GAAP. The Company adopted the new guidance, which established Accounting Standards Codification Topic 606 ("ASC 606"), effective January 1, 2018, under the modified retrospective transition method. The impact of the new guidance on Evite was not material to the condensed consolidated financial statements. GCI Holdings adopted the new guidance prior to its acquisition by HoldCo. As a result, there was no impact to the Company’s condensed consolidated financial statements related to GCI Holdings’ adoption of the new guidance.

In January 2016, the FASB issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income, and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. As the Company has historically measured its investments in equity securities with readily determinable fair values at fair value, the new guidance had no impact on the accounting for these instruments. The Company has elected the measurement alternative for its equity securities without readily

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

determinable fair values and will perform a qualitative assessment of these instruments to identify potential impairments. See note 6 for information related to the Company’s equity securities.

In November 2016, the FASB issued a new accounting standard which requires that the statement of cash flows include restricted cash and cash equivalents when reconciling beginning and ending cash. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this new guidance effective January 1, 2018. Upon adoption, the Company added restricted cash to the reconciliation of beginning and ending cash and cash equivalents and included a reconciliation of total cash and cash equivalents and restricted cash to the balance sheet for each period presented in the condensed consolidated statements of cash flows. The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2018	2017
	amounts in thousands
Cash and cash equivalents	$150,549	573,210
Restricted cash included in other current assets	970	938
Total cash and cash equivalents and restricted cash at end of period	$151,519	574,148

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued new accounting guidance on lease accounting. This guidance requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. Additionally, the criteria for classifying a lease as a finance lease versus an operating lease are substantially the same as the previous guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We plan to adopt this guidance on January 1, 2019. Companies are required to use a modified retrospective approach to adopt this guidance. The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

(2)	Acquisition

GCI, LLC's parent company, GCI Liberty was acquired on March 9, 2018. The acquisition of our parent company was accounted for as a reverse acquisition. Under this method, HoldCo is the acquirer of our parent company and is also considered the acquirer of GCI, LLC. We have elected to apply pushdown accounting given there was a change-in-control event related to our parent company. We have reflected the new basis of accounting established by our parent company for the individual assets and liabilities that were acquired by HoldCo using the acquisition method of accounting. The allocated acquisition price was $1.4 billion (primarily Level 1). The application of the acquisition method resulted in the assignment of the purchase price to the GCI, LLC assets acquired and liabilities assumed based on our preliminary estimates of their acquisition date fair values (primarily Level 3). The assets acquired and liabilities assumed, as discussed within this note, are those assets and liabilities of GCI, LLC prior to the completion of the acquisition by HoldCo. The determination of the fair values of the acquired assets and liabilities (and the determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The preliminary acquisition price allocation for GCI, LLC is as follows (amounts in thousands):

Cash and cash equivalents	$132,563
Receivables	184,704
Property and equipment	1,195,126
Goodwill	924,629
Intangible assets not subject to amortization	563,000
Intangible assets subject to amortization	543,905
Other assets	97,580
Deferred revenue	(76,991)
Debt, including capital leases	(1,631,049)
Other liabilities	(192,514)
Deferred income tax liabilities	(292,284)
Non-controlling interest	(7,000)
$1,441,669

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and non-contractual relationships. Amortizable intangible assets of $543.9 million were acquired and are comprised of a tradename with an estimated useful life of approximately 8 years, customer relationships with a weighted average useful life of approximately 13 years and right-to-use assets with a weighted average useful life of 8 years. Approximately $170.0 million of the acquired goodwill will be deductible for income tax purposes. As of March 31, 2018, the valuation related to the acquisition of GCI, LLC is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain property and equipment, intangible assets, liabilities and tax balances.

Since the date of the acquisition, included in net earnings (loss) for the three months ended March 31, 2018 is $1.5 million in losses related to the operations of GCI, LLC. The unaudited pro forma revenue and net earnings of GCI, LLC, prepared utilizing the historical financial statements of HoldCo, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition discussed above occurred on January 1, 2017, are as follows:

	Three months ended
	March 31,
	2018	2017
	amounts in thousands, except per share amounts
Revenue	$220,805	229,292
Net earnings (loss)	$(197,096)	451,616
Net earnings (loss) attributable to GCI, LLC shareholder	$(196,941)	451,733

The pro forma results include adjustments primarily related to the amortization of acquired tangible and intangible assets, revenue, interest expense, stock-based compensation and the exclusion of transaction related costs. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition had occurred previously and the Company consolidated the results of GCI, LLC during the periods presented.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Revenue

Revenue Recognition

Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Substantially all of the Company's revenue is earned from services transferred over time. If at contract inception we determine the time period between when we transfer a promised good or service to a customer and when the customer pays us for that good or service is one year or less, we do not adjust the promised amount of consideration for the effects of a significant financing component.

Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue-producing transaction that are collected by the Company from a customer, are excluded from revenue from contracts with customers.

Nature of Services and Products

Wireless

Wireless revenue is generated by providing access to, and usage of the Company's network, as well as the sale of equipment. In general, access revenue is billed one month in arrears and recognized as services are provided. Equipment sales revenue associated with the sale of wireless devices and accessories is generally recognized when the products are delivered to and control transfers to the customer. Consideration received from the customer is allocated to the service and products based on stand-alone selling prices when purchased together.

New and existing wireless customers have the option to participate in Upgrade Now, a program that provides eligible customers with the ability to purchase certain wireless devices in installments over a period of up to 24 months. Participating customers have the right to trade-in the original equipment for a new device after making the equivalent of 12 monthly installment payments, provided their handset is in good working condition. Upon upgrade, the outstanding balance of the wireless equipment installment plan is exchanged for the used handset. The Company accounts for this upgrade option as a right of return with a reduction of Revenue and Operating expense for handsets expected to be upgraded based on historical data.

Data

Data revenue is generated by providing data network access, high-speed internet services, and product sales. Monthly service revenue for data network access and high-speed internet services is billed in advance, recorded as Deferred Revenue on the balance sheet, and recognized as the associated services are provided to the customer. Internet service excess usage revenue is recognized when the services are provided. The Company recognizes revenue for product sales when a customer takes possession of the equipment. The Company provides telecommunications engineering services on a time and materials basis. Revenue is recognized for these services as-invoiced utilizing the practical expedient as permitted under ASC 606.

Video

Video revenue is generated primarily from residential and business customers that subscribe to the Company's cable video plans. Video revenue is billed in advance, recorded as Deferred Revenue on the balance sheet, and recognized as the associated services are provided to the customer.

Voice

Voice revenue is for fixed monthly fees for voice plans as well as usage based fees for long-distance service usage. Voice plan fees are billed in advance, recorded as Deferred Revenue on the balance sheet, and recognized as the associated services are provided to the customer. Usage based fees are recognized as services are provided.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Arrangements with Multiple Performance Obligations

Contracts with customers may include multiple performance obligations as customers purchase multiple services and products within those contracts. For such arrangements, revenue is allocated to each performance obligation based on the relative standalone selling price for each service or product within the contract. Standalone selling prices are generally determined based on the prices charged to customers.

Significant Judgments

Some contracts with customers include variable consideration, and may require significant judgment to determine the total transaction price, which impacts the amount and timing of revenue recognized. The Company uses historical customer data to estimate the amount of variable consideration included in the total transaction price and reassess its estimate at each reporting period. Any change in the total transaction price due to a change in the estimated variable consideration is allocated to the performance obligations on the same basis as at contract inception. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation is recognized as revenue (or a reduction in revenue) in the period of the transaction price change. Variable consideration has been constrained to reduce the likelihood of a significant revenue reversal.

Often contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the standalone selling price for each distinct performance obligation. Services and products are generally sold separately, and help establish standalone selling price for services and products the Company provides.

Remaining Performance Obligations

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 of $151.5 million in the remainder of 2018, $195.2 million in 2019, $172.1 million in 2020, $93.7 million in 2021 and $63.9 million in 2022 and thereafter.

The Company applies certain practical expedients as permitted under ASC 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, information about revenue remaining from usage based performance obligations that are recognized over time as-invoiced, or variable consideration allocated to wholly unsatisfied performance obligations.

Contract Balances

The Company had receivables of $201.0 million and deferred revenue of $19.0 million at March 31, 2018 from contracts with customers, which amounts exclude receivables and deferred revenue that are out of the scope of ASC 606. Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three months ended March 31, 2018 were not materially impacted by other factors.

Assets Recognized from the Costs to Obtain a Contract with a Customer

Management expects that incremental commission fees paid to intermediaries as a result of obtaining customer contracts are recoverable and therefore the Company capitalized them as contract costs.

Capitalized commission fees are amortized based on the transfer of goods or services to which the assets relate which typically range from two to five years, and are included in Selling, General, and Administrative expenses.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in Selling, General, and Administrative expenses.

Revenue from contracts with customers, classified by customer type and significant service offerings follows:

Three months ended March 31,
2018
amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$7,762
Data	10,026
Video	5,762
Voice	1,168
Business Revenue
Wireless	5,427
Data	18,431
Video	1,022
Voice	1,627
Evite	4,412
Lease, grant, and revenue from subsidies	5,567
Total	$61,204

(4)	Stock-Based Compensation

GCI Liberty has granted to certain directors, employees and employees of its subsidiaries, restricted shares (“RSAs”), restricted stock units (“RSUs”) and options to purchase shares of GCI Liberty’s common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options, RSAs and RSUs) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in Selling, General and Administrative expenses in the accompanying condensed consolidated statements of operations are $5.2 million and $2.7 million of stock-based compensation during the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, and in connection with our current CEO's employment agreement, GCI Liberty granted 143 thousand options to purchase shares of GCI Liberty Class B common stock to our current CEO. Such options had a weighted average GDFV of $16.55 per share and vest on December 31, 2018.

The Company has calculated the GDFV for all of its equity classified Awards and any subsequent remeasurement of its liability classified Awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of GCI Liberty's stock and the implied volatility of publicly traded GCI Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

GCI Liberty-Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the Awards to purchase

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

GCI Liberty common stock granted to certain officers, employees and directors of GCI Liberty and the Company. The options outstanding as of January 1, 2018 reflect Qurate Retail's Series A and Series B Liberty Ventures common stock. On March 9, 2018, Qurate Retail redeemed each outstanding share of Qurate Retail's Series A and Series B Liberty Ventures common stock for the corresponding class of GCI Liberty common stock using a one-for-one ratio.

	Class A
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,670	$47.12
Granted	—	$—
Exercised	(3)	$16.94
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2018	1,667	$47.18	2.4	years	$13
Exercisable at March 31, 2018	1,306	$47.39	1.8	years	$10

	Class B
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,080	$56.38
Granted	143	$54.01
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2018	1,223	$56.10	4.8	years	$—
Exercisable at March 31, 2018	443	$56.38	5.5	years	$—

As of March 31, 2018, the total unrecognized compensation cost related to unvested options and RSAs was approximately $24 million and $23 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.7 years and 1.8 years, respectively.

As of March 31, 2018, GCI Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.7 million shares of GCI Liberty Class A common stock and 1.2 million shares of GCI Liberty Class B common stock.

As of March 31, 2018, the Company had approximately 1.3 million and 27 thousand unvested RSAs and RSUs, respectively, of GCI Liberty common stock and preferred stock held by certain directors, officers and employees of GCI Liberty and the Company. These Class A common stock, Class B common stock and Series A Cumulative Redeemable Preferred unvested RSAs, along with the Class A common stock unvested RSUs of GCI Liberty had a weighted average GDFV of $46.76 per share.

The aggregate fair value of all restricted shares of GCI Liberty common and preferred stock that vested during the three months ended March 31, 2018 was $1.8 million.

(5)	Assets and Liabilities Measured at Fair Value

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2018			December 31, 2017
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in thousands
Cash equivalents	$3,524	3,524	—	570,526	570,526	—
Equity securities	$1,667,642	1,667,642	—	1,800,208	1,800,208	—
Investment in Liberty Broadband	$3,657,407	3,657,407	—	3,634,786	3,634,786	—
Variable forward	$86,065	—	86,065	94,807	—	94,807

On June 6, 2017, Qurate Retail purchased 450,000 LendingTree shares and executed a 2‑year variable forward with respect to 642,850 LendingTree shares. The variable forward was executed at the LendingTree closing price on June 6, 2017 of $170.70 per share and has a floor price of $128.03 per share and a cap price of $211.67 per share. The liability associated with this instrument is included in the Other liabilities line item in the condensed consolidated balance sheets. The fair value of the variable forward was derived from a Black‑Scholes‑Merton model using observable market data as the significant inputs.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	March 31,
	2018	2017
	amounts in thousands
Equity securities	$(131,562)	211,285
Investment in Liberty Broadband	22,621	526,267
Variable forward	8,743	—
	$(100,198)	737,552

(6)	Investments in Equity Securities

Investments in equity securities, the majority of which are carried at fair value, are summarized as follows:

	March 31,	December 31,
	2018	2017
	amounts in thousands
Charter (a)	$1,667,642	1,800,208
Other investments (b)	5,938	2,856
	$1,673,580	1,803,064
(a) A portion of the Charter equity securities are considered covered shares and subject to certain contractual restrictions in accordance with an indemnification agreement entered into by GCI Liberty. Pursuant to the indemnification agreement, GCI Liberty has agreed to indemnify LI LLC for certain payments made to a holder of LI LLC 1.75% exchangeable debentures due 2046 (the "1.75% Exchangeable Debentures") that exercises its exchange right under the terms of the debentures on or before October 5, 2023 (the "Exchange Indemnity"). The Exchange Indemnity, which is supported by a negative pledge in favor of Qurate Retail on the referenced shares that underlie the 1.75% Exchangeable Debentures, will not apply to any 1.75% Exchangeable Debentures purchased by LI LLC. GCI Liberty’s Exchange

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Indemnity obligation and the number of shares subject to the negative pledge will be ratably reduced as to any 1.75% Exchangeable Debentures purchased by LI LLC in connection with certain obligations it has to commence and consummate one or more privately negotiated transactions, a tender offer or other purchase transaction for the 1.75% Exchangeable Debenture within six months of the HoldCo Split Off.
(b) The Company has elected the measurement alternative for these securities.

(7)	Investments in Affiliates Accounted for Using the Equity Method

Investment in LendingTree

The Company has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2018 and the carrying amount at December 31, 2017:

	March 31, 2018			December 31, 2017
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in thousands
LendingTree	27%	$1,057,952	$112,174	114,655
Other	various	NA	801	—
			$112,975	114,655

The Company’s share of LendingTree’s earnings (losses) was ($2.5 million) and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. Both our ownership interest in LendingTree and our share of LendingTree's earnings (losses) are reported on a three month lag.

Investment in Liberty Broadband

On May 18, 2016, Qurate Retail completed a $2.4 billion investment in Liberty Broadband Series C non-voting shares (for accounting purposes a related party of the Company) in connection with the merger of Charter and Time Warner Cable Inc. ("TWC"). The proceeds of this investment were used by Liberty Broadband to fund, in part, its acquisition of $5 billion of stock in the new public parent company, Charter, of the combined enterprises. Qurate Retail, along with third party investors, all of whom invested on the same terms as Qurate Retail, purchased newly issued shares of Liberty Broadband Series C common stock at a per share price of $56.23, which was determined based upon the fair value of Liberty Broadband’s net assets on a sum‑of‑the parts basis at the time the investment agreements were executed (May 2015). Qurate Retail, as part of the merger described above, exchanged, in a tax‑free transaction, its shares of TWC common stock for shares of Charter Class A common stock, on a one‑for‑one basis, and Qurate Retail granted to Liberty Broadband a proxy and a right of first refusal with respect to the shares of Charter Class A common stock held by Qurate Retail following the exchange, which proxy and right of first refusal was assigned to GCI Liberty in connection with the completion of the Transactions.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2018, the Company has a 23.5% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management, the Company has been deemed to have significant influence over Liberty Broadband for accounting purposes, even though the Company does not have any voting rights. The Company has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that investors value this investment based on the trading price of Liberty Broadband. The Company recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	March 31,	December 31,
	2018	2017
	amounts in thousands
Current assets	$79,885	84,054
Investment in Charter, accounted for using the equity method	11,866,434	11,835,613
Other assets	11,228	12,122
Total assets	11,957,547	11,931,789
Long-term debt, including current portion	497,764	497,370
Deferred income tax liabilities	939,821	932,593
Other liabilities	8,567	14,925
Equity	10,511,395	10,486,901
Total liabilities and shareholders' equity	$11,957,547	11,931,789

	Three months ended
	March 31,
	2018	2017
	amounts in thousands
Revenue	$11,791	3,140
Operating expenses, net	(9,545)	(9,502)
Operating income (loss)	2,246	(6,362)
Share of earnings (losses) of affiliates	9,302	18,922
Gain (loss) on dilution of investment in affiliate	(26,757)	(32,138)
Realized and unrealized gains (losses) on financial instruments, net	—	981
Other income (expense), net	(4,812)	(4,218)
Income tax benefit (expense)	4,951	8,370
Net earnings (loss)	$(15,070)	(14,445)

(8)	Variable Interest Entities

New Markets Tax Credit Entities

GCI entered into several arrangements under the New Markets Tax Credit ("NMTC") program with US Bancorp to help fund various projects that extended terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

US Bancorp is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on the projects.  Restricted cash of $1.0 million was held by Unicom at March 31, 2018 and is included in our condensed consolidated balance sheets. We completed construction of the projects partially funded by these transactions.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in the investment funds. We believe that US Bancorp will exercise the put options at the end of the compliance periods for each of the transactions.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code of 1986, as amended.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of March 31, 2018.  The value attributed to the put/calls is nominal.

The Company has determined that each of the investment funds are variable interest entities ("VIEs").  The consolidated financial statements of each of the investment funds include the CDEs.  The ongoing activities of the VIEs – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIEs.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to US Bancorp; US Bancorp’s lack of a material interest in the underlying economics of the project; and the fact that we are obligated to absorb losses of the VIEs.  The Company concluded that it is the primary beneficiary of each and consolidated the VIEs in accordance with the accounting standard for consolidation.

The assets and liabilities of the consolidated VIEs were $165.9 million and $121.2 million, respectively, as of March 31, 2018.

The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. US Bank does not have recourse to us or our other assets, with the exception of customary representations and indemnities we have provided. The Company is not required and does not currently intend to provide additional financial support to these VIEs. While these subsidiaries are included in its consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and not available to the Company's creditors.

The following table summarizes the key terms of each of the NMTC transactions:

Financing Arrangement	Investment Funds	Transaction Date	Loan Amount	Interest Rate on Loan to Investment Fund	Maturity Date	US Bancorp Investment	Loan to Unicom	Interest Rate on Loan(s) to Unicom	Expected Put Option Exercise
NMTC #1	TIF	August 30, 2011	$58.3 million	1%	August 29, 2041	$22.4 million	$76.8 million	1% to 3.96%	August 2018
NMTC #2	TIF 2 & TIF 2-USB	October 3, 2012	$37.7 million	1%	October 2, 2042	$17.5 million	$52.0 million	0.71% to 0.77%	October 2019
NMTC #3	TIF 3	December 11, 2012	$8.2 million	1%	December 10, 2042	$3.8 million	$12.0 million	1.35%	December 2019
NMTC #4	TIF 4	March 21, 2017	$6.7 million	1%	March 21, 2040	$3.3 million	$9.8 million	0.73%	March 2024
NMTC #5	TIF 5-1 and TIF 5-2	December 22, 2017	$10.4 million	1%	December 22, 2047	$5.1 million	$14.7 million	0.67% to 1.24%	December 2024

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	Intangible Assets and Goodwill

Goodwill

	GCI Holdings	Corporate and other	Total
	amounts in thousands
Balance at January 1, 2018	$—	25,569	25,569
Acquisitions	924,629	—	924,629
Balance at March 31, 2018	$924,629	25,569	950,198

Intangible Assets Subject to Amortization

	March 31, 2018
	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount
	amounts in thousands
Customer relationships	$483,267	(26,462)	456,805
Other amortizable intangibles	108,320	(20,710)	87,610
Total	$591,587	(47,172)	544,415

Amortization expense for intangible assets with finite useful lives was $5.2 million and $723 thousand for the three months ended March 31, 2018 and 2017, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Remainder of 2018	$51,699
2019	$62,808
2020	$57,159
2021	$49,522
2022	$39,047

(10)	Long-Term Debt

Debt is summarized as follows:

	Outstanding
	Principal	Carrying Value
	March 31,	March 31,	December 31,
	2018	2018	2017
	amounts in thousands
Margin Loan	$1,000,000	1,000,000	—
Senior notes	775,000	806,726	NA
Senior credit facility	666,968	666,968	NA
Wells Fargo note payable	7,918	7,918	NA
Deferred financing costs	—	(3,806)	—
Total debt	$2,449,886	2,477,806	—
Debt classified as current (included in other current liabilities)		(2,971)	—
Total long-term debt		$2,474,835	—

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Margin Loan

On December 29, 2017, Broadband Holdco, LLC, a wholly owned subsidiary of, at such time, Qurate Retail, and now the Company, entered into a margin loan agreement with various lender parties consisting of a term loan in an aggregate principal amount of $1 billion (the “Margin Loan”). Approximately 42.7 million shares of Liberty Broadband Series C common stock with a value of $3.7 billion were pledged by Broadband Holdco, LLC as collateral for the loan as of March 31, 2018. This Margin Loan has a term of two years and bears interest at a rate of LIBOR plus 1.85% and contains an undrawn commitment fee of up to 1.0% per annum. Deferred financing costs incurred on the Margin Loan are reflected in Long-term debt, net in the condensed consolidated balance sheet. In connection with the completion of the Transactions, Broadband Holdco, LLC borrowed the full principal amount of the Margin Loan. A portion of the proceeds of the Margin Loan was used to make a distribution to Qurate Retail to be used within one year for the repurchase of QVC Group stock or to pay down certain debt at Qurate Retail, and for the payment of fees and other costs and expenses, in each case, pursuant to the terms of the reorganization agreement.  The distributed loan proceeds constituted a portion of the cash reattributed to the QVC Group.

Senior Notes

Interest on the 6.75% Senior Notes due 2021 (the "2021 Notes") and the 6.875% Senior Notes due 2025, both of which were issued by GCI, Inc., which is now GCI, LLC (collectively, the “Senior Notes”), is payable semi-annually in arrears. The Senior Notes are redeemable at our option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $31.7 million at March 31, 2018.  Such premium is being amortized to interest expense in the accompanying consolidated statements of operations.

Senior Credit Facility

GCI, LLC and GCI Holdings, a wholly-owned subsidiary of GCI, LLC, are party to a Seventh Amended and Restated Credit Agreement which provides a $245.9 million term loan B ("Term Loan B"), $215.0 million term loan A ("Term Loan A") and a $300.0 million revolving credit facility (collectively, the "Senior Credit Facility"). GCI, LLC is the borrower under the Senior Credit Facility.

Under the Senior Credit Facility, the interest rate for the Term Loan A is LIBOR plus margin based on the Company's leverage ratio and ranges from 2.00% to 3.00%. Our Senior Credit Facility Total Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 5.95 to one; the Secured Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 3.50 to one; and the Company's Interest Coverage Ratio (as defined in the Senior Credit Facility) must not be less than 2.50 to one at any time. The full principal amount of our Term Loan A and revolving credit facility included in the Senior Credit Facility will mature on November 17, 2021 or December 3, 2020 if our 2021 Notes are not refinanced prior to such date.

The interest rate for the Term Loan B is LIBOR plus 2.25%. The Term Loan B requires principal payments of 0.25% of the original principal amount on the last day of each calendar quarter with the full amount maturing on February 2, 2022 or December 3, 2020 if our 2021 Notes are not refinanced prior to such date.

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

As of March 31, 2018, there is $242.0 million outstanding under the Term Loan B, $215.0 million outstanding under the Term Loan A, $210.0 million outstanding under the revolving portion of the Senior Credit Facility and $10.1 million in letters of credit under the Senior Credit Facility, which leaves $79.9 million available for borrowing.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Wells Fargo Note Payable

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). The interest rate is variable at one month LIBOR plus 2.25%.

The note is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the note are secured by a security interest and lien on the building purchased with the note.

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. GCI, LLC is in compliance with all debt covenants as of March 31, 2018.

Fair Value of Debt

The fair value of the Senior Notes was $803 million at March 31, 2018.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at March 31, 2018.

(11)	Information About GCI, LLC's Operating Segments

The Company, through its interests in subsidiaries and other companies, is primarily engaged in the broadband communications services industry. The Company identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA (as defined below) or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of the Company’s annual pre‑tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, the Company reviews non-financial measures such as conversion rates and active customers, as appropriate.

The Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock‑based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock‑based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

For the three months ended March 31, 2018, the Company has identified the following subsidiary as a reportable segment:

•
GCI Holdings-provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska.

For presentation purposes the Company is providing financial information for Liberty Broadband. While the Company’s equity method investment in Liberty Broadband does not meet the reportable segment threshold defined above, the Company believes that the inclusion of such information is relevant to users of these financial statements.

•
Liberty Broadband-an equity method affiliate of the Company, accounted for at fair value, has a non‑controlling interest in Charter, and a wholly‑owned subsidiary, Skyhook Wireless, Inc. ("Skyhook"). Charter is the second

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services. Skyhook provides a Wi‑Fi based location platform focused on providing positioning technology and contextual location intelligence solutions.
The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the consolidated subsidiaries included in the segments are the same as those described in the Company’s summary of significant accounting policies.
Performance Measures

	Three months ended March 31,
	2018		2017
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in thousands
GCI Holdings	$56,792	19,748	—	—
Liberty Broadband	11,791	4,560	3,140	(3,961)
Corporate and other	4,412	(5,660)	3,969	(7,872)
	72,995	18,648	7,109	(11,833)
Eliminate Liberty Broadband	(11,791)	(4,560)	(3,140)	3,961
	$61,204	14,088	3,969	(7,872)

Other Information

	March 31, 2018
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in thousands
GCI Holdings	$3,555,357	—	5,777
Liberty Broadband	11,957,547	11,866,434	14
Corporate and other	5,587,045	112,975	723
	21,099,949	11,979,409	6,514
Eliminate Liberty Broadband	(11,957,547)	(11,866,434)	(14)
Consolidated GCI, LLC	$9,142,402	112,975	6,500

The following table provides a reconciliation of segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31,
	2018	2017
	amounts in thousands
Consolidated segment Adjusted OIBDA	$14,088	(7,872)
Stock‑based compensation	(5,236)	(2,726)
Depreciation and amortization	(16,021)	(753)
Operating income	(7,169)	(11,351)
Interest expense	(7,673)	—
Share of earnings (loss) of affiliates, net	(2,492)	1,723
Realized and unrealized gains (losses) on financial instruments, net	(100,198)	737,552
Other, net	244	209
Earnings (loss) from continuing operations before income taxes	$(117,288)	728,133

Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; expansion; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•	The ability of GCI, LLC to successfully integrate and recognize anticipated efficiencies and benefits from the Transactions (as defined below);

•	customer demand for GCI, LLC's products and services and GCI, LLC's ability to adapt to changes in demand;

•	competitor responses to GCI, LLC's and its businesses' products and services;

•	the levels of online traffic to GCI, LLC's businesses' websites and its ability to convert visitors into consumers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (the "FCC"), and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	domestic and international economic and business conditions and industry trends;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	rapid technological changes;

•
failure to protect the security of personal information about GCI, LLC's and its businesses' customers, subjecting GCI, LLC and its businesses to potentially costly government enforcement actions or private litigation and reputational damage; and

•	the regulatory and competitive environment of the industries in which GCI, LLC operates.

For additional risk factors, please see Part II, Item 1A of this Quarterly Report on Form 10-Q. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.
Overview

GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc. On April 4, 2017, Liberty Interactive Corporation, now known as Qurate Retail, Inc. ("Qurate Retail") effective April 9, 2018, entered into an Agreement and Plan of Reorganization (as amended, the "reorganization agreement" and the transactions contemplated thereby, the "Transactions") with GCI, LLC's parent company, General Communication, Inc. ("GCI"), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Qurate Retail ("LI LLC"). Pursuant to the reorganization agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc.) and effected a reclassification and auto conversion of its common stock. Following these events, Qurate Retail acquired GCI Liberty on March 9, 2018 through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to its Ventures Group (following the reattribution by Qurate Retail of certain assets and liabilities from its Ventures Group to its QVC Group (the “reattribution”)) were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty (the "contribution"). Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interests in Liberty Broadband

Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. ("LendingTree"), the Evite, Inc. ("Evite") operating business and other assets and liabilities (collectively, "HoldCo"), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A common stock and a number of shares of GCI Liberty Class B common stock equal to the number of outstanding shares of Qurate Retail's Series A Liberty Ventures common stock and Qurate Retail's Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

The contribution was treated as a reverse acquisition under the acquisition method of accounting in accordance with generally accepted accounting principles in the United States ("GAAP"). For accounting purposes, HoldCo is considered to have acquired GCI Liberty in the contribution based, among other considerations, upon the fact that in exchange for the contribution of HoldCo, Qurate Retail received a controlling interest in the combined company of GCI Liberty.

Following the contribution and acquisition of GCI Liberty, Qurate Retail effected a tax free separation of its controlling interest in the combined company, GCI Liberty, to the holders of Qurate Retail's Liberty Ventures common stock in full redemption of all outstanding shares of such stock (the "HoldCo Split-Off"), in which each outstanding share of Qurate Retail's Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Qurate Retail's Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock.

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP. We refer to the combination of GCI Holdings, LLC ("GCI Holdings"), non controlling interests in Liberty Broadband, Charter and LendingTree, a controlling interest in Evite, and certain other assets and liabilities as the "Company", "us", "we" and "our." Although HoldCo was reported as a combined company until the date of the HoldCo Split-Off, the accompanying financial statements present all periods as consolidated by the Company.

Update on Economic Conditions

GCI Holdings offers wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings' business and operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. Prolonged periods of low oil prices adversely impacts the Alaska economy, which in turn can have an adverse impact on the demand for GCI Holdings' products and services and on its results of operations and financial condition.

Low oil prices have put significant pressure on the Alaska state government budget since the majority of its revenue comes from the oil industry. While the Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years, major structural budgetary reforms will need to be implemented in order to offset the impact of low oil prices.

The Alaska economy is in a recession that started in late 2015. While it is difficult for GCI Holdings to predict the future impact of the continuing recession on its business, these conditions have had an adverse impact on its business and could continue to adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. Additionally, GCI Holdings' customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. If that were to occur, GCI Holdings could be required to increase its allowance for doubtful accounts, and the number of days outstanding for its accounts receivable could increase. If the recession continues, it could continue to negatively affect GCI Holdings' business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

Rural Health Care (“RHC”) Program

In November 2017, the Universal Service Administrative Company ("USAC") requested further information in support of the rural rates charged to a number of our RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. Similar requests have been made of other Alaska carriers. We have fully responded to that request and a subsequent request for additional information.

On March 15, 2018, USAC announced that the funding requests for the year that runs July 1, 2017 through June 30, 2018 exceeded the funding available for the RHC Program. USAC will allocate the funding shortfall between consortia and non-consortia health care providers. Our customers are non-consortia health care providers and subject to a 15.6% reduction in support. Under the program rules, we are forbidden from lowering our rates for services previously provided, however, the FCC published an order in December 2017 allowing carriers, such as us, to forgive the funding shortfall that has shifted to our customers. A reduction of $5.5 million to the RHC Program support receivable was recognized for amounts that may not ultimately be collectible for the current funding period to date. We may need to further reduce the RHC Program support receivable as we pursue avenues for payment of the shortfall. USAC's assessment of the program funding shortfall caused a program-wide delay of support payments, which delay has continued during the review of rates charged by Alaska carriers.

In addition, on March 23, 2018, we received a letter of inquiry and request for information from the Enforcement Bureau of the FCC, to which we are in the process of responding. This inquiry into the rates charged by us is still pending and we presently are unable to assess the ultimate resolution of this matter. The ongoing uncertainty in program funding could have an adverse effect on our business, financial position, results of operations or liquidity.

Results of Operations - Consolidated

General.     We provide in the tables below information regarding our consolidated operating results and other income and expenses, as well as information regarding the contribution to those items from our reportable segments. The "Corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of our principal reportable segment see "Results of Operations-GCI Holdings" below.

	Three months ended March 31,
	2018	2017
	amounts in thousands
Revenue
GCI Holdings	$56,792	—
Corporate and other	4,412	3,969
Consolidated GCI, LLC	$61,204	3,969

Operating Income (Loss)
GCI Holdings	$3,096	—
Corporate and other	(10,265)	(11,351)
Consolidated GCI, LLC	$(7,169)	(11,351)

Adjusted OIBDA
GCI Holdings	$19,748	—
Corporate and other	(5,660)	(7,872)
Consolidated GCI, LLC	$14,088	(7,872)

Revenue. Our consolidated revenue increased $57.2 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year primarily due to an increase of $56.8 million at GCI Holdings as a result of the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss). Our consolidated operating loss decreased $4.2 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year primarily due to $3.1 million of operating income at GCI Holdings as a result of the acquisition of GCI Holdings on March 9, 2018 and a decrease of $1.1 million of corporate and other operating loss due to increased revenue from Evite and lower operating expenses. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Stock-based compensation. Stock based compensation includes compensation related to restricted shares of GCI Liberty's common stock and preferred stock, restricted stock units with respect to GCI Liberty's common stock, and options to purchase shares of GCI Liberty's common stock granted to certain of the Company's directors, employees, and employees of its subsidiaries. We recorded $5.2 million and $2.7 million of stock compensation expense for the three months ended March 31, 2018 and 2017, respectively. The increase in 2018 as compared to the corresponding prior year period is primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings. As of March 31, 2018, the total unrecognized compensation cost related to outstanding awards was approximately $47 million. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.7 years.

Adjusted OIBDA. The Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes.

Consolidated Adjusted OIBDA increased $22.0 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended March 31,
	2018	2017
	amounts in thousands
Interest expense
GCI Holdings	$5,205	—
Corporate and other	2,468	—
Consolidated GCI, LLC	$7,673	—

Share of earnings (losses) of affiliates, net
GCI Holdings	$—	—
Corporate and other	(2,492)	1,723
Consolidated GCI, LLC	$(2,492)	1,723

Realized and unrealized gains (losses) on financial instruments, net
GCI Holdings	$—	—
Corporate and other	(100,198)	737,552
Consolidated GCI, LLC	$(100,198)	737,552

Other, net
GCI Holdings	$130	—
Corporate and other	114	209
Consolidated GCI, LLC	$244	209

Interest Expense. Consolidated interest expense increased $7.7 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year primarily due to the acquisition of GCI Holdings on March 9, 2018 and a new $1.0 billion margin loan.

Share of earnings (losses) of affiliates, net. Share of earnings (losses) of affiliates, net decreased $4.2 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year due to decreases in LendingTree's results.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2018	2017
	amounts in thousands
Equity securities	$(131,562)	211,285
Investment in Liberty Broadband	22,621	526,267
Variable forward	8,743	—
	$(100,198)	737,552

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The decrease for the three months ended March 31, 2018 as compared to the corresponding prior year was primarily driven by the investments in Liberty Broadband and Charter experiencing lower gains during the three months ended March 31, 2018 as compared to the corresponding prior year.

Income taxes. During the three months ended March 31, 2018, the Company had losses before income taxes of $117.3 million and income tax expense of $74.3 million. The Company recognized additional income tax expense for the period, primarily due to an increase in the Company’s state effective tax rate used to measure deferred taxes. During the three months ended March 31, 2017, the Company had earnings before income taxes of $728.1 million and income tax expense of $277.5 million. The Company recognized additional income tax expense for the period, primarily due to the effect of state income taxes.

Net earnings (loss). The Company had a net loss of $191.5 million and net earnings of $450.7 million for the three months ended March 31, 2018 and 2017, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

As of March 31, 2018, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, and debt and equity issuances.

As of March 31, 2018, the Company had a cash balance of $150.5 million.

	Three months ended
	March 31,
	2018	2017
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$(19,817)	(2,865)
Net cash provided (used) by investing activities	141,458	(943)
Net cash provided (used) by financing activities	(544,270)	(40,905)
	$(422,629)	(44,713)

During the three months ended March 31, 2018, GCI, LLC’s primary uses of cash included a $1.1 billion distribution to Qurate Retail in connection with the Transactions, a $448.0 million distribution to GCI Liberty, and repayments of debt. GCI, LLC’s primary sources of cash included borrowing $1.0 billion under the Company's margin loan.

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

The projected uses of GCI, LLC cash for the remainder of 2018 are capital expenditures of approximately $149.6 million, approximately $93.7 million for interest payments on outstanding debt, potential additional investments in existing or new businesses, and potential distributions to GCI Liberty. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Exhibit 99.1 shows the net assets and net earnings of GCI, LLC and its Restricted Subsidiaries under and as defined in its bond indentures.

Results of Operations - GCI Holdings, LLC

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska.

As described in notes 1 and 2 to the accompanying condensed consolidated financial statements, for accounting purposes, HoldCo is considered to have acquired GCI, LLC's parent company, GCI Liberty, in the contribution. Although GCI Holdings’ results are only included in GCI, LLC's results beginning on March 9, 2018, we believe a discussion of GCI Holdings’ results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes we are presenting the pro forma results of GCI Holdings for the full three months ended March 31, 2018 and 2017, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of GCI Holdings and assuming the acquisition of GCI Holdings took place on January 1, 2017. The acquisition price allocation related to the GCI Holdings business combination is preliminary.  Accordingly, the pro forma adjustments are based on this preliminary allocation and have been made solely for the purpose of providing comparative pro forma financial information. Additionally, we have made pro forma adjustments to the first quarter of 2017 results for the impact of the new revenue standard (as described in note 1) to assist in the comparability of the three months ended March 31, 2018 and 2017. The financial information below is presented for illustrative purposes only and does not purport to represent what the results of operations of GCI Holdings would actually have been had the business combination occurred on January 1, 2017, or to project the results of operations of GCI, LLC for any future periods. The pro forma adjustments are based on available information and certain assumptions that GCI, LLC management believes are reasonable. The pro forma adjustments are directly attributable to the business combination (as described in note 2) and the new revenue standard and are expected to have a continuing impact on the results of operations of GCI, LLC.

GCI Holdings’ pro forma operating results were as follows:

	Three months ended March 31,
	2018	2017
	amounts in thousands
Revenue	$216,393	225,323
Operating expenses (excluding stock-based compensation included below):
Operating expense	(63,010)	(68,419)
Selling, general and administrative expenses	(83,195)	(83,258)
Adjusted OIBDA	70,188	73,646
Stock-based compensation	(1,676)	(4,176)
Legal settlement	(3,600)	—
Depreciation and amortization	(59,315)	(60,949)
Operating income (loss)	$5,597	8,521

Pro forma revenue

The components of pro forma revenue for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
	amounts in thousands
Consumer
Wireless	$40,990	40,656
Data	39,062	36,088
Video	22,477	24,939
Voice	5,299	5,648
Business
Wireless	23,414	23,663
Data	70,051	77,150
Video	3,685	4,122
Voice	11,415	13,057
Total pro forma revenue	$216,393	225,323

Pro forma consumer wireless revenue was relatively flat for the three months ended March 31, 2018 as compared to the corresponding period in the prior year.

Pro forma consumer data revenue increased $3.0 million for the three months ended March 31, 2018 as compared to the corresponding period in the prior year. The increases were primarily attributable to a $3.0 million increase in cable modem plan fee revenue due to subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits. The increase was partially offset by a decrease in the overall number of subscribers.

Pro forma consumer video revenue decreased for the three months ended March 31, 2018 as compared to the corresponding period in the prior year. The decrease was primarily due to an 11% decrease in the number of subscribers.

Pro forma consumer voice revenue decreased $0.3 million for the three months ended March 31, 2018 as compared to the corresponding period in the prior year. The decrease was primarily due to a $0.3 million decrease in USF high cost support due to a scheduled decrease in funding for urban areas.

Pro forma business wireless revenue was relatively flat for the three months ended March 31, 2018 as compared to the corresponding period in the prior year.

Pro forma business data revenue decreased $7.1 million for the three months ended March 31, 2018 as compared to the corresponding period in the prior year. The decrease was primarily due to a $5.5 million decrease in revenue as a result of the funding shortfall for the RHC Program, as discussed above in the Overview section, and a $2.5 million decrease in professional services revenue due to a decrease in special project work. The decreases discussed above were partially offset by increased purchases by our existing customers of additional data and transport services.

Pro forma business video revenue was relatively flat for the three months ended March 31, 2018 as compared to the corresponding period in the prior year.

Pro forma business voice revenue decreased $1.6 million for the three months ended March 31, 2018 as compared to the corresponding period in the prior year. The decrease is primarily due to a $0.5 million decrease in long distance revenue as a result of decreased long distance traffic and rate compression and a $1.1 million decrease in local voice revenue as a result of a decrease in access lines in service.

Selected key performance indicators follow:

	March 31,
	2018	2017
Consumer
Data:
Cable modem subscribers[1]	125,400	130,900
Video:
Basic subscribers[2]	93,900	106,100
Homes passed	252,900	250,800
Voice:
Total local access lines in service[3]	49,300	52,700
Business
Data:
Cable modem subscribers[1]	9,200	9,900
Voice:
Total local access lines in service[3]	37,600	40,300
Combined Consumer and Business
Wireless
Consumer wireless lines in service[4]	196,500	198,600
Business wireless lines in service[4]	22,100	23,400
Total wireless lines in service	218,600	222,000

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. On January 1, 2018, we transferred 700 small business cable modem subscribers from Business to Consumer.

2 A basic subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. On January 1, 2018, we transferred 100 small business basic subscribers from Business to Consumer.

3 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. On January 1, 2018, we transferred 1,600 small business local access lines from Business to Consumer.

4 A wireless line in service is defined as a revenue generating wireless device. On January 1, 2018, we transferred 600 small business wireless lines from Business to Consumer.

Pro forma Operating expenses decreased $5.4 million for the three months ended March 31, 2018 as compared to the corresponding period in the prior year. The decreases were primarily due to a $1.1 million decrease in time and materials costs for special project work; a $1.4 million decrease in video distribution and programming costs primarily due to a decrease in the number of video subscribers; and, a $1.2 million decrease in data transport cost due to the migration of circuits to our own facilities.

Pro forma Selling, general and administrative expenses were relatively flat for the three months ended March 31, 2018 as compared to the corresponding period in the prior year.

Pro forma Stock based compensation decreased $2.5 million for the three months ended March 31, 2018 as compared to the corresponding period in the prior year due to a decrease in the number of unvested awards.

Pro forma Depreciation and amortization decreased $1.6 million or 3% during the three months ended March 31, 2018 as compared to the corresponding period in the prior year. The decrease was primarily due to expected accelerated amortization expense in earlier periods related to intangible assets acquired in the acquisition of GCI Holdings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in thousands
GCI Holdings	$674,886	4.3%	$775,000	6.8%
Corporate and other	$1,000,000	3.5%	$—	—

We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We periodically use equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

At March 31, 2018, the fair value of our equity securities was $1.7 billion. Had the market price of such securities been 10% lower at March 31, 2018, the aggregate value of such securities would have been $166.8 million lower. At March 31, 2018, the fair value of our investment in Liberty Broadband was $3.7 billion. Had the market price of such security been 10% lower at March 31, 2018, the fair value of such security would have been $365.7 million lower.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms.

In March 2018, GCI Liberty completed the Transactions, pursuant to which the contribution was treated as a reverse acquisition under the acquisition method of accounting in accordance with GAAP. The Transactions resulted in changes to the management of the Company. As a result of the Transactions, the Company and new members of management are re-evaluating the internal controls of the legacy GCI Liberty operating business and are making appropriate changes as deemed necessary. The Company also notes that, although Qurate Retail had previously certified the effectiveness of internal controls with respect to the HoldCo assets that were contributed to the Company prior to the completion of the Transactions, the effectiveness of such internal control has not previously been certified to by HoldCo. Except as described above, there has been no change in the Company’s internal control over financial reporting that occurred  during  the  three  months  ended  March 31, 2018  that  has  materially  affected,  or  is  reasonably  likely  to  materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 1A. Risk Factors

As a result of the completion of the Transactions, many of the risk factors in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 have materially changed due to the change in the composition of our businesses, assets and liabilities. Therefore, presented below are revised risk factors which more accurately reflect the most material risks that relate to our businesses and capitalization.

The risks described below and elsewhere in this Quarterly Report on Form 10-Q are not the only ones that relate to our businesses or our capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Factors Relating to Our Corporate History and Structure

The historical financial information of our Company prior to the Transactions and the historical financial information of Holdco is not necessarily representative of our future financial position, future results of operations or future cash flows, nor does it reflect what our financial position, results of operations or cash flows would have been as a combined, stand-alone company during the periods presented.

The historical financial information of our Company as presented in our filings under the Exchange Act, including our Forms 10-K and 10-Q, made prior to the completion of the Transactions includes only the financial information of our legacy operations as GCI, LLC (the “legacy GCI financial information”). Due to the treatment of a portion of the Transactions as a “reverse acquisition” under the acquisition method of accounting in accordance with GAAP, for accounting purposes, Holdco was considered to acquire GCI Liberty in the Transactions. Therefore, the new historical financial information of our Company is the historical financial information of HoldCo, and not the legacy GCI financial information. As a result, neither the current historical financial information of our Company nor the legacy GCI financial information is representative of our future financial position, future results of operations or future cash flows, nor do they reflect what our financial position, results of operations or cash flows would have been as a combined, stand-alone company, pursuing independent strategies, during the periods presented.

Our Company will conduct its operations to maintain its exclusion from the 40 Act, but nevertheless, may become subject to the Investment Company Act of 1940.

Following the completion of the Transactions, GCI, LLC is in the business of selling communications and entertainment services to subscribers, and its economic success will be based on its ability to retain current subscribers and attract new subscribers. Further, the legacy GCI operating subsidiaries are expected to generate substantially all of the cash flow of the consolidated GCI, LLC. GCI, LLC intends to continue to conduct its operations so that neither it nor any of its subsidiaries is required to register as an investment company under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “40 Act”). To ensure that GCI, LLC does not become subject to regulation under the 40 Act, GCI, LLC may be limited in the type of assets that it may continue to own or acquire and, further, may need to dispose of or acquire certain assets (through a purchase, sale, merger or other transaction) at such times or on such terms as may be less favorable to GCI, LLC than if it were not required to enter into such transaction to maintain its exclusion from regulation under the 40 Act. If for any reason, however, GCI, LLC were to become subject to regulation under the 40 Act (such as due to significant accretion in the value of its interests in certain publicly traded securities coupled with a reduction in the value of the legacy GCI operations or a change in circumstance which results in a reclassification of certain of its operating assets as investment securities for purposes of the 40 Act), after giving effect to any applicable grace periods, GCI, LLC may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to its corporate governance structure and financial reporting, and could restrict its activities going forward. In addition, if GCI, LLC were to become inadvertently subject to the 40 Act, any violation of the 40 Act could subject it to material adverse consequences, including potentially significant regulatory penalties and the possibility that certain of its contracts could be deemed unenforceable.

The market value of GCI, LLC's interests in publicly-traded securities may be affected by market conditions beyond its control that could cause it to record losses for declines in such market value.

Substantially all of the contributed HoldCo assets consist of equity interests in publicly-traded companies. As of the completion of the Transactions, the contributed HoldCo assets included shares of Charter valued at approximately $1.9 billion and shares of Liberty Broadband, which is Charter's largest shareholder with a 25.01% voting interest in Charter, valued at approximately $3.8 billion. Our Company has no ability to exercise control over either Charter or Liberty Broadband, and therefore we cannot cause either investee to take actions which may be in the best interest of our Company and our investment in these companies. Although many of the risks described below relating to our operating business similarly affect Charter and Liberty Broadband, for additional information regarding the risks and uncertainties specific to Charter and Liberty Broadband, holders of GCI, LLC securities should please see "Part I-Item 1A. Risk Factors-Factors Relating to Our Corporate History and Structure" and "Part I-Item 1A. Risk Factors-Factors Relating to Charter" of Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018. In addition, as of the completion of the Transactions, the contributed HoldCo assets included an interest in the publicly traded equity of LendingTree with a market value of approximately $1.1 billion. The value of these interests may be affected by economic and market conditions that are beyond our control, and our ability to liquidate or otherwise monetize these interests without adversely affecting their value may be limited.

Factors Relating to Our Business and Future Results

We face competition that may reduce our market share and harm our financial performance.

There is substantial competition in the telecommunications and entertainment industries. Through mergers, various service integration strategies, and business alliances, major providers are striving to strengthen their competitive positions. We face increased wireless services competition from national carriers in the Alaska market and increasing video services competition from direct broadcast satellite providers and over-the-top content providers who are often able to offer more flexible subscription packages and exclusive content.

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

Wireless Services. The licensing, construction, operation, sale and interconnection arrangements of wireless communications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to:

•How radio spectrum is used by licensees;
•The nature of the services that licensees may offer and how such services may be offered; and
•Resolution of issues of interference between spectrum bands.

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

Commercial mobile radio service providers must implement enhanced 911 (“E911”) capabilities in accordance with FCC rules. While we believe that we are currently in compliance with such FCC rules, the failure to deploy E911 service consistent with FCC requirements could subject us to significant fines.

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

Local Access Services. Our success in the local telephone market depends on our continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are reasonable and that are based on the cost of providing these services. Our local telephone services business faces the risk of unfavorable changes in regulation or legislation or the introduction of new regulations. Our ability to provide service in the local telephone market depends on our negotiation or arbitration with local exchange carriers to allow interconnection to the carrier’s existing local telephone network (in some Alaska markets at cost-based rates), to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to unbundled network elements. Future negotiations or arbitration proceedings with respect to new or existing markets could result in a change in our cost of serving these markets via the facilities of the Incumbent Local Exchange Carriers or via wholesale offerings.

Loss of our ETC status would disqualify us for USF support.

The Universal Service Fund (“USF”) pays support to Eligible Telecommunications Carriers (“ETCs”) to support the provision of facilities-based wireline and wireless telephone service in high cost areas. If we were to lose our ETC status in any of the study areas where we are currently an authorized ETC whether due to legislative or regulatory reform or our failure to comply with applicable laws and regulations, we would be ineligible to receive USF support for providing service in that area. Loss of our ETC status could have an adverse effect on our business, financial position, results of operations or liquidity.

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

Additionally, the RHC Program subsidizes the rates for services provided to rural health care providers. Our rates for services provided to rural health care providers are currently under review by the USAC and the FCC. We cannot predict the result of the ongoing reviews, but if pending funding requests or previously paid funding requests were adjusted as a result of rate reviews, such adjustments could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on our business, financial position, results of operations or liquidity.

Also with respect to the RHC Program, USAC received requests for support that exceeded the available RHC Program funding for the first time in the funding year that ran from July 1, 2016 through June 30, 2017 (“Funding Year 2016”), and on March 15, 2018, USAC announced that funding requests for the funding year that runs from July 1, 2017 through June 30, 2018 (“Funding Year 2017”) exceeded the available RHC Program funding. We expect that the support requests will continue to exceed the program’s annual cap for subsequent funding years.

As a result of the excess support requests with respect to Funding Year 2017, we have reflected a $5.5 million shortfall in our pro forma revenue for the quarter ended March 31, 2018 (the “Q1 2017 Shortfall Amount”), as described in more detail under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Q1 2017 Shortfall Amount does not include any future additional shortfalls with respect to Funding Year 2017 and represents only a reduction from the period beginning July 1, 2017 and ending March 9, 2018, the date on which the Transactions were completed. The Q1 2017 Shortfall Amount is based on our internal estimates and has been derived from, among other things, information regarding the shortfalls with respect to Funding Year 2016 and Funding Year 2017. Therefore, the actual shortfall with respect to Funding Year 2017 may be higher. We provide services to rural health care providers who may be impacted by funding caps and as a result may not receive the full subsidy that was expected under the program, which may negatively affect our financial position, results of operations or liquidity. We cannot predict the impact of future RHC Program funding caps but they may negatively affect our financial position, results of operations, or liquidity.

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

We expect our voice services’ results of operations, which include long-distance and local access services, will continue to decline. As competition from wireless carriers, such as our Company, increases, we expect our long-distance and local access services' subscribers and revenues will continue to decline and the rate of decline may accelerate.

We may not be able to satisfy the requirements of our participation in a New Markets Tax Credit ("NMTC") program for funding our TERRA project.

We have entered into five separate arrangements under the NMTC program with US Bancorp to help fund various phases of our project operating a hybrid fiber optic cable and digital microwave system (“TERRA”) linking Anchorage with the Bristol Bay, Yukon-Kuskokwim, and northwest regions of the state. In connection with the NMTC transactions we received proceeds which were restricted for use on TERRA. The NMTCs are subject to 100% recapture of the tax credit for a period of seven years as provided in the Internal Revenue Code of 1986, as amended (the “Code”). We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements. We have agreed to indemnify US Bancorp for any loss or recapture of its $65.8 million in NMTCs plus interest and penalties until such time as our obligation to deliver tax benefits is relieved. Our obligation to deliver tax benefits is relieved in various stages from August 2018 through

December 2024. Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp and could have an adverse effect on our financial position, results of operations or liquidity.

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

Our operations are geographically concentrated in Alaska and are impacted by the economic conditions in Alaska.

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

Cyberattacks against our technological infrastructure or breaches of network information technology may cause equipment failures, disruption of our operations, and potentially unauthorized access to confidential customer data. Cyberattacks, which include the use of malware, computer viruses, and other means for service disruption or unauthorized access to confidential customer data, have increased in frequency, scope, and potential harm for businesses in recent years. It is possible for such cyberattacks to go undetected for an extended period of time, increasing the potential harm to our customers, assets, and reputation.

To date, we have not been subject to cyberattacks or network disruptions that, individually or in the aggregate, have been material to our operations or financial condition. Nevertheless, we engage in a variety of preventive measures at an increased cost to us, in order to reduce the risk of cyberattacks and safeguard our infrastructure and confidential customer information. Such measures include, but are not limited to the following industry best practices: application whitelisting, anti-malware, message and spam filtering, encryption, advanced firewalls, threat detection, and URL filtering. Despite these preventive and detective actions, our efforts may be insufficient to repel a major cyberattack or network disruption in the future.

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

•	Unauthorized access to our information technology, billing, customer care, and provisioning systems and networks and those of its vendors and other providers.

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

We do not manufacture devices or other equipment we sell, and we depend on our suppliers to provide defect-free and safe equipment. Suppliers are required by applicable law to manufacture their devices to meet certain governmentally imposed safety criteria. However, even if the devices we sell meet the regulatory safety criteria, we could be held liable with the equipment manufacturers and suppliers for any harm caused by products we sell if such products are later found to have design or manufacturing defects. We cannot guarantee that we will be fully protected against all losses associated with a product that is found to be defective.

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

Risk Related to Our Company as a Whole

Our significant debt and lease obligations could adversely affect our business.

We have and will continue to have a significant amount of debt and lease obligations including capital, operating, and the tower obligations. Our high level of debt and lease obligations could have important consequences, including the following:

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

We will continue to require a significant amount of cash to satisfy our debt service requirements and to meet other obligations. As of March 31, 2018, we have outstanding approximately $2.5 billion of indebtedness. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures and acquisitions will depend on our ability to generate cash and to arrange additional financing in the future. These abilities are subject to, among other factors, our credit rating, our financial performance, general economic conditions, prevailing market conditions, the state of competition in our market, the outcome of certain legislative and regulatory issues and other factors that may be beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all.

The terms of our debt obligations impose restrictions on us that may affect our ability to successfully operate our business and our ability to make payments on the debt obligations.

The indentures governing our 6.75% senior notes due 2021 and 6.875% senior notes due 2025 (together, the “Senior Notes”)and/or the credit agreements governing our term loans under a senior secured credit facility with a syndicate of banks (the “Senior Credit Facility”) and other loans contain various covenants that could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest.

All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indentures and/or the credit agreements. If there were an event of default under the indentures and/ or the credit agreements, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under the Senior Credit Facility when it becomes due, the lenders under the Senior Credit Facility could proceed against certain of our assets and capital stock of our subsidiaries that we have pledged to them as security. Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.

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

We had $1,517.2 million of indefinite-lived intangible assets at March 31, 2018, consisting of goodwill of $950.2 million, cable certificates of $370.0 million, wireless licenses of $193.0 million and other intangibles of $4.0 million. However, these valuations are not final and the acquisition price allocation is preliminary and subject to revision. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition. Our cable certificates represent agreements with government entities to construct and operate a video business. Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area. Our broadcast licenses represent permission to use a portion of the radio frequency spectrum in a given geographical area for broadcasting purposes.

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

Our ability to use net operating loss carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Code.

GCI, LLC is a wholly owned subsidiary and member of the GCI Liberty controlled group of corporations, and it files its income tax returns as part of the consolidated group of corporations under GCI Liberty. Accordingly, all discussions regarding income taxes reflect the consolidated group's activity. At March 31, 2018, we had tax net operating loss carryforwards of $387.1 million for U.S. federal income tax purposes and, under the Code, we may carry forward these net operating losses in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If GCI Liberty experiences an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations at a time when its market capitalization is below a certain level, our ability to use the net operating loss carryforwards could be substantially limited. This limit could impact the timing of the usage of the net operating loss carryforwards, thus accelerating cash tax payments or causing net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset.

We have not voluntarily implemented various corporate governance measures, in the absence of which you may have more limited protections against interested transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, encourages the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence and audit committee oversight.

As a “close corporation” under Delaware law, our stockholder, rather than a board of directors, manages our business. Our stockholder is GCI Liberty, meaning that we do not have any independent governing body. In addition, we have not adopted corporate governance measures such as the implementation of an audit committee or other independent governing body. It is possible that if we were to appoint a board of directors and include one or more independent directors and adopt some or all of these corporate governance measures, there may be somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. However, our stockholder has the ability to make decisions regarding transactions with related parties and corporate actions that could involve conflicts of interest. In addition, our Chief Executive Officer and President, Gregory B. Maffei, is the Chief Executive Officer and President and a director of GCI Liberty. Investors should bear in mind our current lack of independent directors, the positions with GCI Liberty that are held by Mr. Maffei and corporate governance measures in formulating their investment decisions.

The interests of GCI Liberty may not coincide with your interests and GCI Liberty may make decisions with which you may disagree.

Our member is GCI Liberty. As a “close corporation” under Delaware law, our member, rather than a board of directors, manages our business. As a result, GCI Liberty controls certain aspects of our management, including the approval of significant corporate transactions such as a change of control. The interests of GCI Liberty may not coincide with our interests or your interests. For example, GCI Liberty's dependence on our cash flow for servicing GCI Liberty's debt and for other purposes, including payments of dividends on GCI Liberty's capital stock, stock repurchases or to fund acquisitions or other operational requirements of GCI Liberty and its subsidiaries is likely to result in our payment of large dividends to GCI Liberty when permitted by law or the terms of our Senior Credit Facility and the indentures governing our outstanding Senior Notes, which may increase our accumulated deficit or require us to borrow under our Senior Credit Facility, increasing our leverage and decreasing our liquidity.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of March 8, 2018, by and between GCI, Inc. and GCI, LLC (incorporated by reference to Exhibit 2.1 to GCI, LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2018 (File No. 000-05890) (the “March 8-K”)).

3.1	Certificate of Formation of GCI, LLC, dated as of March 2, 2018 (incorporated by reference to Exhibit 3.1 to the March 8-K).
3.2	Certificate of Merger of GCI, Inc. with and into GCI, LLC, dated as of March 8, 2018 (incorporated by reference to Exhibit 3.2 to the March 8-K).
3.3	Amended and Restated Limited Liability Company Operating Agreement of GCI, LLC, dated as of March 8, 2018 (incorporated by reference to Exhibit 3.3 to the March 8-K).
4.1
Form of Margin Loan Agreement, dated as of December 29, 2017, by and among Broadband Holdco, LLC, as Borrower, Various Lenders, JPMorgan Chase Bank, N.A., London Branch, as Calculation Agent, and JP Morgan Chase Bank, N.A., London Branch, as Administrative Agent (incorporated by reference to Exhibit 4.1 to GCI Liberty, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2018 (File No. 001-38385) (the “March 8-K”)).

4.2
Seventh Amendment to the Fourth Amended and Restated Credit Agreement dated as of February 27, 2018 (incorporated by reference to Exhibit 4.2 to GCI Liberty, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2018 (File No. 001-38385) (the “GCI Liberty 10-Q”)).

4.3
Second Supplemental Indenture, dated as of March 8, 2018, between GCI, LLC and MUFG Union Bank, N.A., as Trustee (6.75% Senior Notes) (incorporated by reference to Exhibit 4.3 to the GCI Liberty 10-Q).

4.4
Second Supplemental Indenture, dated as of March 8, 2018, between GCI, LLC and MUFG Union Bank, N.A., as Trustee (6.875% Senior Notes) (incorporated by reference to Exhibit 4.4 to the GCI Liberty 10-Q).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of GCI, LLC and its Subsidiaries Net Assets and Net Earnings to GCI, LLC and its Restricted Subsidiaries Net Assets and Net Earnings*
101
The following materials from GCI, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statement of Equity; and (v) Notes to Condensed Consolidated Financial Statements *

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, LLC

Signature	Title	Date

/s/ Gregory B. Maffei	President and Chief Executive Officer	May 15, 2018
Gregory B. Maffei	(Principal Executive Officer)

/s/ Mark D. Carleton	Chief Financial Officer	May 15, 2018
Mark D. Carleton	(Principal Financial Officer and Principal Accounting Officer)