Form 10-Q
period 2018-06-30
GCI, LLC
filed 2018-08-08
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

As of August 8, 2018, GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2018	2017
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$125,821	573,210
Trade and other receivables, net of allowance for doubtful accounts of $1,915 thousand and $0, respectively	225,820	6,803
Other current assets	37,146	1,265
Total current assets	388,787	581,278
Investments in equity securities (note 6)	1,574,212	1,803,064
Investments in affiliates, accounted for using the equity method (note 7)	121,880	114,655
Investment in Liberty Broadband measured at fair value (note 7)	3,231,869	3,634,786

Property and equipment, net	1,200,050	624
Intangible assets not subject to amortization
Goodwill (note 9)	957,972	25,569
Cable certificates	370,000	—
Wireless licenses	190,000	—
Other	16,525	4,000
	1,534,497	29,569
Intangible assets subject to amortization, net (note 9)	492,318	4,237
Other assets, at cost, net of accumulated amortization	47,396	4,000
Total assets	$8,591,009	6,172,213

		(Continued)
See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2018	2017
	amounts in thousands
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$103,238	718
Deferred revenue	31,628	—
Other current liabilities	49,468	9,747
Total current liabilities	184,334	10,465
Long-term debt, net (note 10)	2,473,517	—
Obligations under capital leases and tower obligation, excluding current portion	128,692	—
Long-term deferred revenue	64,744	130
Deferred income tax liabilities	888,554	643,426
Taxes payable	—	1,198,315
Other liabilities	55,750	95,841
Total liabilities	3,795,591	1,948,177
Equity
Member’s equity:
Member's investment	3,376,002	2,305,440
Retained earnings	1,412,249	1,914,963
Total member's equity	4,788,251	4,220,403
Non-controlling interests	7,167	3,633
Total equity	4,795,418	4,224,036
Commitments and contingencies
Total liabilities and equity	$8,591,009	6,172,213

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in thousands
Revenue	$233,490	6,177	294,694	10,146
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	69,294	2,838	89,113	5,597
Selling, general and administrative, including stock-based compensation (note 4)	98,010	14,134	130,543	25,942
Depreciation and amortization expense	64,388	822	80,409	1,575
	231,692	17,794	300,065	33,114
Operating income (loss)	1,798	(11,617)	(5,371)	(22,968)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(32,378)	(5)	(40,051)	(5)
Share of earnings (losses) of affiliates, net (note 7)	10,350	1,600	7,858	3,323
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(459,207)	60,449	(559,405)	798,001
Other, net	(2,631)	541	(2,387)	750
	(483,866)	62,585	(593,985)	802,069
Earnings (loss) before income taxes	(482,068)	50,968	(599,356)	779,101
Income tax (expense) benefit	170,456	(19,367)	96,195	(296,846)
Net earnings (loss)	(311,612)	31,601	(503,161)	482,255
Less net earnings (loss) attributable to the non-controlling interests	(154)	(1)	(193)	(1)
Net earnings (loss) attributable to member	$(311,458)	31,602	(502,968)	482,256

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(503,161)	482,255
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	80,409	1,575
Stock-based compensation expense	13,165	6,599
Share of (earnings) losses of affiliates, net	(7,858)	(3,323)
Realized and unrealized (gains) losses on financial instruments, net	559,405	(798,001)
Deferred income tax expense (benefit)	(95,882)	296,846
Intergroup tax payments	—	155,480
Other, net	3,377	539
Change in operating assets and liabilities:
Current and other assets	(38,681)	1,150
Payables and other liabilities	(22,622)	2,301
Net cash provided (used) by operating activities	(11,848)	145,421
Cash flows from investing activities:
GCI Holdings cash and restricted cash acquired in consolidation	147,958	—
Capital expended for property and equipment	(40,303)	(1,751)
Purchases of investments	—	(76,815)
Sales of investments	—	1,606
Net cash provided (used) by investing activities	107,655	(76,960)
Cash flows from financing activities:
Borrowings of debt	1,000,000	—
Repayment of debt, capital lease, and tower obligations	(9,971)	—
Contributions from (distributions to) member	(447,950)	—
Contributions from (distributions to) Qurate Retail	(1,079,390)	(70,624)
Distribution to non-controlling interests	(3,273)	—
Other financing activities, net	(2,576)	(325)
Net cash provided (used) by financing activities	(543,160)	(70,949)
Net increase (decrease) in cash, cash equivalents and restricted cash	(447,353)	(2,488)
Cash, cash equivalents and restricted cash at beginning of period	574,148	488,127
Cash, cash equivalents and restricted cash at end of period	$126,795	485,639

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Six Months Ended June 30, 2018
(Unaudited)

	Member's investment	Retained earnings	Non-controlling interest in equity of subsidiaries	Total equity

Balances at January 1, 2018	$2,305,440	1,914,963	3,633	4,224,036
Net earnings (loss)	—	(502,968)	(193)	(503,161)
Stock-based compensation	11,885	—	—	11,885
Contribution of taxes in connection with HoldCo Split-Off	1,147,186	—	—	1,147,186
Distribution to Qurate Retail	(1,082,018)	—	—	(1,082,018)
Contributions from (distributions to) member, net	(447,950)	—	—	(447,950)
Allocated consideration in connection with the Transactions	1,441,669	—	7,000	1,448,669
Distribution to non-controlling interests	—	—	(3,273)	(3,273)
Other	(210)	254	—	44
Balances at June 30, 2018	$3,376,002	1,412,249	7,167	4,795,418

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc. On April 4, 2017, Liberty Interactive Corporation, now known as Qurate Retail, Inc. ("Qurate Retail"), entered into an Agreement and Plan of Reorganization (as amended, the "reorganization agreement" and the transactions contemplated thereby, the "Transactions") with GCI, LLC's parent company, General Communication, Inc. ("GCI"), an Alaska corporation and indirect parent company of GCI Holdings, LLC ("GCI Holdings"), and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly‑owned subsidiary of Qurate Retail ("LI LLC"). Pursuant to the reorganization agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc. ("GCI Liberty")) and effected a reclassification and auto conversion of its common stock. Following these events, Qurate Retail acquired GCI Liberty on March 9, 2018 through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to its Ventures Group (following the reattribution by Qurate Retail of certain assets and liabilities from its Ventures Group to its QVC Group (the “reattribution”)), were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty (the "contribution"). Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interests in Liberty Broadband Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. ("LendingTree"), the Evite, Inc. ("Evite") operating business and other assets and liabilities (collectively, "HoldCo"), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A common stock and a number of shares of GCI Liberty Class B common stock equal to the number of outstanding shares of Qurate Retail's Series A Liberty Ventures common stock and Qurate Retail's Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

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

Following the contribution and acquisition of GCI Liberty, Qurate Retail effected a tax‑free separation of its controlling interest in the combined company, GCI Liberty, to the holders of Qurate Retail's Liberty Ventures common stock in full redemption of all outstanding shares of such stock (the "HoldCo Split‑Off"), in which each outstanding share of Qurate Retail's Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Qurate Retail's Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock. In July 2018, the Internal Revenue Service completed its review of the HoldCo Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

On May 10, 2018, pursuant to the Agreement and Plan of Merger, dated as of March 22, 2018, GCI Liberty completed its reincorporation into Delaware by merging with its wholly owned Delaware subsidiary, which was the surviving corporation (the “Reincorporation Merger”). References to GCI Liberty prior to May 10, 2018 refer to GCI Liberty, Inc., an Alaska corporation and references to GCI Liberty after May 10, 2018 refer to GCI Liberty, Inc., a Delaware corporation.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The Company, through its ownership of interests in subsidiaries and other companies, is primarily engaged in providing a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska.

The Company holds investments that are accounted for using the equity method. The Company does not control the decision making process or business management practices of these affiliates. Accordingly, the Company relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, the Company relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on its condensed consolidated financial statements.

Split‑Off from Qurate Retail

Following the HoldCo Split‑Off, Qurate Retail and GCI Liberty operate as separate, publicly traded companies, and neither have any stock ownership, beneficial or otherwise, in the other. In connection with the HoldCo Split‑Off, Qurate Retail, Liberty Media Corporation ("Liberty Media") (or its subsidiary) and GCI Liberty entered into certain agreements in order to govern certain of the ongoing relationships among the companies after the HoldCo Split‑Off and to provide for an orderly transition. These agreements include an indemnification agreement, a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Transactions and certain conditions to and provisions governing the relationship between GCI Liberty and Qurate Retail with respect to and resulting from the Transactions. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and GCI Liberty and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, GCI Liberty shares office space with Qurate Retail and Liberty Media and related amenities at their corporate headquarters. GCI Liberty reimburses Liberty Media for direct, out‑of‑pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi‑annually. Under these agreements, approximately $2.2 million and $3.9 million was reimbursable to Liberty Media for the three and six months ended June 30, 2018, respectively.

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

In January 2016, the FASB issued new accounting guidance that is intended to improve the recognition and measurement of financial instruments. The new guidance requires equity investments with readily determinable fair values

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income, and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. As the Company has historically measured its investments in equity securities with readily determinable fair values at fair value, the new guidance had no impact on the accounting for these instruments. The Company has elected the measurement alternative for its equity securities without readily determinable fair values and will perform a qualitative assessment of these instruments to identify potential impairments. See note 6 for information related to the Company’s equity securities.

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

	June 30,	December 31,
	2018	2017
	amounts in thousands
Cash and cash equivalents	$125,821	573,210
Restricted cash included in other current assets	974	938
Total cash and cash equivalents and restricted cash at end of period	$126,795	574,148

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued new accounting guidance on lease accounting. This guidance requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. Additionally, the criteria for classifying a lease as a finance lease versus an operating lease are substantially the same as the previous guidance. In January 2018, the FASB issued an additional amendment that provides a practical expedient that gives companies the option to not evaluate existing or expired land easements that were not previously accounted for as leases under the current leases guidance. The amendments in these updates are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company plans to adopt this guidance on January 1, 2019. The new guidance requires the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements using a modified retrospective approach, with an option to apply the transition provisions of the new guidance at the adoption date without adjusting the comparative periods presented. The Company is considering the method of transition upon adoption of this guidance. The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

(2)	Acquisition

GCI, LLC's parent company, GCI Liberty was acquired on March 9, 2018. The acquisition of our parent company was accounted for as a reverse acquisition. Under this method, HoldCo is the acquirer of our parent company and is also considered the acquirer of GCI, LLC. We have elected to apply pushdown accounting given there was a change-in-control event related to our parent company. We have reflected the new basis of accounting established by our parent company for the individual assets and liabilities that were acquired by HoldCo using the acquisition method of accounting. The acquisition price was $1.4 billion (primarily level 1). The application of the acquisition method resulted in the assignment of the purchase price to the GCI, LLC assets acquired and liabilities assumed based on our preliminary estimates of their acquisition date fair values (primarily level 3). The assets acquired and liabilities assumed, and as discussed within this note, are those assets and liabilities of GCI, LLC prior to the completion of the acquisition by HoldCo. The determination

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of the fair values of the acquired assets and liabilities (and the determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

The preliminary acquisition price allocation for GCI, LLC is as follows (amounts in thousands):

Cash and cash equivalents	$132,563
Receivables	184,602
Property and equipment	1,211,392
Goodwill	932,403
Intangible assets not subject to amortization	572,500
Intangible assets subject to amortization	503,737
Other assets	97,279
Deferred revenue	(92,561)
Debt, including capital leases	(1,632,002)
Other liabilities	(171,152)
Deferred income tax liabilities	(290,092)
Non-controlling interest	(7,000)
$1,441,669

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and non-contractual relationships. Amortizable intangible assets of $503.7 million were acquired and are comprised of a tradename with an estimated useful life of approximately 8 years, customer relationships with a weighted average useful life of approximately 13 years and right-to-use assets with a weighted average useful life of 8 years. Approximately $170.0 million of the acquired goodwill will be deductible for income tax purposes. As of June 30, 2018, the determination of the estimated acquisition date fair value of the acquired assets and assumed liabilities is preliminary and subject to revision. The primary areas of our acquisition price allocation that changed from the initial allocation relate to an increase in property and equipment of $16.3 million, an increase to intangible assets not subject to amortization of $9.5 million, a decrease to intangible assets subject to amortization of $40.2 million, an increase in deferred revenue of $15.6 million, a decrease in other liabilities of $21.3 million, and an increase to goodwill of $7.8 million. The primary estimated acquisition date fair values that are not yet finalized are related to certain property and equipment, intangible assets, liabilities and tax balances.

Since the date of the acquisition, included in net earnings (loss) attributable to GCI, LLC shareholders for the three and six months ended June 30, 2018 is $6.0 million and $4.5 million in earnings related to GCI Holdings, respectively. The unaudited pro forma revenue and net earnings of GCI, LLC, prepared utilizing the historical financial statements of HoldCo, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition discussed above occurred on January 1, 2017, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in thousands, except per share amounts
Revenue	$234,214	231,876	455,019	461,168
Net earnings (loss)	$(304,831)	14,039	(501,927)	465,655
Net earnings (loss) attributable to GCI, LLC shareholder	$(304,677)	14,158	(501,618)	465,891

The pro forma results include adjustments primarily related to the amortization of acquired tangible and intangible assets, revenue, interest expense, stock-based compensation and the exclusion of transaction related costs. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Data

Data revenue is generated by providing data network access, high-speed internet services, and product sales. Monthly service revenue for data network access and high-speed internet services is billed in advance, recorded as Deferred Revenue on the balance sheet, and recognized as the associated services are provided to the customer. Internet service excess usage revenue is recognized when the services are provided. The Company recognizes revenue for product sales when a customer takes possession of the equipment. The Company provides telecommunications engineering services on a time and materials basis. Revenue is recognized for these services as-invoiced.

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

Remaining Performance Obligations

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 of $125.5 million in the remainder of 2018, $246.0 million in 2019, $221.7 million in 2020, $134.2 million in 2021 and $113.1 million in 2022 and thereafter.

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

Contract Balances

The Company had receivables of $222.0 million and deferred revenue of $21.5 million at June 30, 2018 from contracts with customers, which amounts exclude receivables and deferred revenue that are out of the scope of ASC 606. Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three and six months ended June 30, 2018 were not materially impacted by other factors.

Assets Recognized from the Costs to Obtain a Contract with a Customer

Management expects that incremental commission fees paid to intermediaries as a result of obtaining customer contracts are recoverable and therefore the Company capitalizes them as contract costs.

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

Revenue from contracts with customers, classified by customer type and significant service offerings follows:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$28,966	36,728
Data	39,243	49,269
Video	22,146	27,908
Voice	4,710	5,878
Business Revenue
Wireless	21,391	26,818
Data	76,223	94,654
Video	3,487	4,509
Voice	6,294	7,921
Evite	5,709	10,121
Lease, grant, and revenue from subsidies	25,321	30,888
Total	$233,490	294,694

(4)	Stock-Based Compensation

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

Included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $7.9 million and $3.9 million of stock based compensation during the three months ended June 30, 2018 and 2017, respectively, and $13.2 million and $6.6 million during the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, GCI Liberty granted to GCI Liberty directors five thousand options to purchase shares of GCI Liberty Series A common stock. Such options had a weighted average GDFV of $13.36 per share and vest on December 12, 2018.

Also during the six months ended June 30, 2018, and in connection with GCI Liberty's CEO's employment agreement, GCI Liberty granted 143 thousand options to purchase shares of GCI Liberty Series B common stock to GCI Liberty's current CEO. Such options had a weighted average GDFV of $16.55 per share and vest on December 31, 2018.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

GCI Liberty-Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the Awards to purchase GCI Liberty common stock granted to certain officers, employees and directors of the Company. The options outstanding as of January 1, 2018 reflect Qurate Retail's Series A and Series B Liberty Ventures common stock. On March 9, 2018, Qurate Retail redeemed each outstanding share of Qurate Retail's Series A and Series B Liberty Ventures common stock for the corresponding class of GCI Liberty common stock using a one-for-one ratio.

	Series A
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,670	$47.12
Granted	5	$42.99
Exercised	(17)	$14.94
Forfeited/Cancelled	(3)	$56.17
Outstanding at June 30, 2018	1,655	$47.44	2.1	years	$8
Exercisable at June 30, 2018	1,298	$47.76	1.6	years	$7

	Series B
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,080	$56.38
Granted	143	$54.01
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2018	1,223	$56.10	4.5	years	$—
Exercisable at June 30, 2018	443	$56.38	5.3	years	$—

As of June 30, 2018, the total unrecognized compensation cost related to unvested options and RSAs was approximately $14 million and $19 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years and 2.0 years, respectively.

As of June 30, 2018, GCI Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.7 million shares of GCI Liberty Series A common stock and 1.2 million shares of GCI Liberty Series B common stock.

As of June 30, 2018, GCI Liberty had approximately 1.3 million and 32 thousand unvested RSAs and RSUs, respectively, of GCI Liberty common stock and preferred stock held by certain directors, officers and employees of the Company. These Series A common stock, Series B common stock and Series A Cumulative Redeemable Preferred unvested RSAs, along with the Series A common stock unvested RSUs of GCI Liberty had a weighted average GDFV of $46.75 per share.

The aggregate fair value of all restricted shares of GCI Liberty common and preferred stock that vested during the six months ended June 30, 2018 was $2.2 million.

(5)	Assets and Liabilities Measured at Fair Value

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2018			December 31, 2017
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in thousands
Cash equivalents	$92,758	92,758	—	570,526	570,526	—
Equity securities	$1,572,136	1,572,136	—	1,800,208	1,800,208	—
Investment in Liberty Broadband	$3,231,869	3,231,869	—	3,634,786	3,634,786	—
Variable forward	$22,255	—	22,255	94,807	—	94,807

On June 6, 2017, Qurate Retail purchased 450,000 LendingTree shares and executed a 2‑year variable forward with respect to 642,850 LendingTree shares. The variable forward was executed at the LendingTree closing price on June 6, 2017 of $170.70 per share and has a floor price of $128.03 per share and a cap price of $211.67 per share. The liability associated with this instrument is included in the Other current liabilities line item in the condensed consolidated balance sheets. The fair value of the variable forward was derived from a Black‑Scholes‑Merton model using observable market data as the significant inputs.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	amounts in thousands
Equity securities	$(97,478)	51,212	(229,040)	262,497
Investment in Liberty Broadband	(425,538)	14,939	(402,917)	541,206
Variable forward	63,809	(5,702)	72,552	(5,702)
	$(459,207)	60,449	(559,405)	798,001

(6)	Investments in Equity Securities

Investments in equity securities, the majority of which are carried at fair value, are summarized as follows:

	June 30,	December 31,
	2018	2017
	amounts in thousands
Charter (a)	$1,571,137	1,800,208
Other investments (b)	3,075	2,856
	$1,574,212	1,803,064
(a) A portion of the Charter equity securities are considered covered shares and subject to certain contractual restrictions in accordance with the indemnification agreement entered into by GCI Liberty. Pursuant to the indemnification agreement,

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

GCI Liberty has agreed to indemnify LI LLC for certain payments made to a holder of LI LLC 1.75% exchangeable debentures due 2046.
(b) The Company has elected the measurement alternative for the majority of these securities.

(7)	Investments in Affiliates Accounted for Using the Equity Method

Investment in LendingTree

The Company has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2018 and the carrying amount at December 31, 2017:

	June 30, 2018			December 31, 2017
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in thousands
LendingTree	25.89%	$689,289	$116,554	114,655
Other	various	NA	5,326	—
			$121,880	114,655

The Company’s share of LendingTree’s earnings (losses) was $7.7 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively. The Company's share of LendingTree's earnings (losses) was $5.3 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively. Both our ownership interest in LendingTree and our share of LendingTree's earnings (losses) are reported on a three month lag.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2018, the Company has a 23.5% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management at GCI Liberty, the Company has been deemed to have significant influence over Liberty Broadband for accounting purposes, even though the Company does not have any voting rights. The Company has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that investors value this investment based on the trading price of Liberty Broadband. The Company recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	June 30,	December 31,
	2018	2017
	amounts in thousands
Current assets	$100,985	84,054
Investment in Charter, accounted for using the equity method	11,891,637	11,835,613
Other assets	10,306	12,122
Total assets	12,002,928	11,931,789
Long-term debt, including current portion	523,159	497,370
Deferred income tax liabilities	943,401	932,593
Other liabilities	14,885	14,925
Equity	10,521,483	10,486,901
Total liabilities and shareholders' equity	$12,002,928	11,931,789

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in thousands
Revenue	$3,371	3,073	15,162	6,213
Operating expenses, net	(8,442)	(10,406)	(17,987)	(19,908)
Operating income (loss)	(5,071)	(7,333)	(2,825)	(13,695)
Share of earnings (losses) of affiliates	32,911	11,467	42,213	30,389
Gain (loss) on dilution of investment in affiliate	(5,205)	(6,659)	(31,962)	(38,797)
Realized and unrealized gains (losses) on financial instruments, net	(2,019)	1,370	(2,019)	2,351
Other income (expense), net	(5,842)	(4,364)	(10,654)	(8,582)
Income tax benefit (expense)	(4,194)	2,542	757	10,912
Net earnings (loss)	$10,580	(2,977)	(4,490)	(17,422)

(8)	Variable Interest Entities

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

CDE. The CDE, in turn, would loan the funds to our wholly owned subsidiary, Unicom, Inc. ("Unicom") as partial financing for the projects.

US Bancorp is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on the projects.  Restricted cash of $1.0 million was held by Unicom at June 30, 2018 and is included in our condensed consolidated balance sheets. We completed construction of the projects partially funded by these transactions.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interest in each investment fund for a nominal amount. We believe that US Bancorp will exercise the put options at the end of the compliance periods for each of the transactions.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code of 1986, as amended.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of June 30, 2018.  The value attributed to the put/calls is nominal.

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

The assets and liabilities of the consolidated VIEs were $165.9 million and $121.2 million, respectively, as of June 30, 2018.

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

The following table summarizes the key terms of each of the NMTC transactions:

Financing Arrangement	Investment Funds	Transaction Date	Loan Amount	Interest Rate on Loan to Investment Fund	Maturity Date	US Bancorp Investment	Loan to Unicom	Interest Rate on Loan(s) to Unicom	Expected Put Option Exercise
NMTC #1	TIF	August 30, 2011	$58.3 million	1%	August 29, 2041	$22.4 million	$76.8 million	1% to 3.96%	August 2018
NMTC #2	TIF 2 & TIF 2-USB	October 3, 2012	$37.7 million	1%	October 2, 2042	$17.5 million	$52.0 million	0.71% to 0.77%	October 2019
NMTC #3	TIF 3	December 11, 2012	$8.2 million	1%	December 10, 2042	$3.8 million	$12.0 million	1.35%	December 2019
NMTC #4	TIF 4	March 21, 2017	$6.7 million	1%	March 21, 2040	$3.3 million	$9.8 million	0.73%	March 2024
NMTC #5	TIF 5-1 and TIF 5-2	December 22, 2017	$10.4 million	1%	December 22, 2047	$5.1 million	$14.7 million	0.67% to 1.24%	December 2024

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	Intangible Assets and Goodwill

Goodwill

	GCI Holdings	Corporate and other	Total
	amounts in thousands
Balance at January 1, 2018	$—	25,569	25,569
Acquisitions	932,403	—	932,403
Balance at June 30, 2018	$932,403	25,569	957,972

Intangible Assets Subject to Amortization

	June 30, 2018
	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount
	amounts in thousands
Customer relationships	$443,268	(36,446)	406,822
Other amortizable intangibles	112,596	(27,100)	85,496
Total	$555,864	(63,546)	492,318

Amortization expense for intangible assets with finite useful lives was $16.4 million and $780 thousand for the three months ended June 30, 2018 and 2017, respectively. Amortization expense for intangible assets with finite useful lives was $21.6 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Remainder of 2018	$30,506
2019	$60,659
2020	$52,643
2021	$47,364
2022	$40,946

(10)	Long-Term Debt

Debt is summarized as follows:

	Outstanding
	Principal	Carrying Value
	June 30,	June 30,	December 31,
	2018	2018	2017
	amounts in thousands
Margin Loan	$1,000,000	1,000,000	—
Senior notes	775,000	805,596	NA
Senior credit facility	666,354	666,354	NA
Wells Fargo note payable	7,794	7,794	NA
Deferred financing costs	—	(3,262)	—
Total debt	$2,449,148	2,476,482	—
Debt classified as current (included in other current liabilities)		(2,965)	—
Total long-term debt		$2,473,517	—

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Margin Loan

On December 29, 2017, Broadband Holdco, LLC, a wholly owned subsidiary of, at such time, Qurate Retail, and now the Company, entered into a margin loan agreement with various lender parties consisting of a term loan in an aggregate principal amount of $1 billion (the “Margin Loan”). Approximately 42.7 million shares of Liberty Broadband Series C common stock with a value of $3.2 billion were pledged by Broadband Holdco, LLC as collateral for the loan as of June 30, 2018. This Margin Loan has a term of two years and bears interest at a rate of LIBOR plus 1.85% and contains an undrawn commitment fee of up to 1.0% per annum. Deferred financing costs incurred on the Margin Loan are reflected in Long-term debt, net in the condensed consolidated balance sheet. In connection with the completion of the Transactions, Broadband Holdco, LLC borrowed the full principal amount of the Margin Loan. A portion of the proceeds of the Margin Loan was used to make a distribution to Qurate Retail to be used within one year for the repurchase of QVC Group stock (now the Qurate Retail common stock) or to pay down certain debt at Qurate Retail, and for the payment of fees and other costs and expenses, in each case, pursuant to the terms of the reorganization agreement.  The distributed loan proceeds constituted a portion of the cash reattributed to the QVC Group.

Senior Notes

Interest on the 6.75% Senior Notes due 2021 (the "2021 Notes") and the 6.875% Senior Notes due 2025, both of which were issued by GCI, Inc., which is now GCI, LLC (collectively, the “Senior Notes”), is payable semi-annually in arrears. The Senior Notes are redeemable at our option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $30.6 million at June 30, 2018. Such premium is being amortized to interest expense in the accompanying consolidated statements of operations.

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

As of June 30, 2018, there is $241.4 million outstanding under the Term Loan B, $215.0 million outstanding under the Term Loan A, $210.0 million outstanding under the revolving portion of the Senior Credit Facility and $10.1 million in letters of credit under the Senior Credit Facility, which leaves $79.9 million available for borrowing.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. GCI, LLC is in compliance with all debt covenants as of June 30, 2018.

Fair Value of Debt

The fair value of the Senior Notes was $797.4 million at June 30, 2018.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at June 30, 2018.

(11)	Information About the Company's Operating Segments

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

The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, and subscriber metrics.

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

For the three and six months ended June 30, 2018 the Company has identified the following subsidiary as a reportable segment:

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

•
Liberty Broadband-an equity method affiliate of the Company, accounted for at fair value, has a non‑controlling interest in Charter, and a wholly‑owned subsidiary, Skyhook Wireless, Inc. ("Skyhook"). Charter is the second largest cable operator in the United States and a leading broadband communications services company providing

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

video, Internet and voice services. Skyhook provides a Wi‑Fi based location platform focused on providing positioning technology and contextual location intelligence solutions.
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
Performance Measures

	Three Months Ended June 30,
	2018		2017
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in thousands
GCI Holdings	$227,781	78,915	—	—
Liberty Broadband	3,371	(2,776)	3,073	(4,955)
Corporate and other	5,709	(4,800)	6,177	(6,922)
	236,861	71,339	9,250	(11,877)
Eliminate Liberty Broadband	(3,371)	2,776	(3,073)	4,955
	$233,490	74,115	6,177	(6,922)

	Six Months Ended June 30,
	2018		2017
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in thousands
GCI Holdings	$284,573	98,663	—	—
Liberty Broadband	15,162	1,784	6,213	(8,916)
Corporate and other	10,121	(10,460)	10,146	(14,794)
	309,856	89,987	16,359	(23,710)
Eliminate Liberty Broadband	(15,162)	(1,784)	(6,213)	8,916
	$294,694	88,203	10,146	(14,794)

Other Information

	June 30, 2018
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in thousands
GCI Holdings	$3,530,980	—	38,788
Liberty Broadband	12,002,928	11,891,637	24
Corporate and other	5,060,029	121,880	1,515
	20,593,937	12,013,517	40,327
Eliminate Liberty Broadband	(12,002,928)	(11,891,637)	(24)
Consolidated	$8,591,009	121,880	40,303

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	amounts in thousands
Consolidated segment Adjusted OIBDA	$74,115	(6,922)	88,203	(14,794)
Stock‑based compensation	(7,929)	(3,873)	(13,165)	(6,599)
Depreciation and amortization	(64,388)	(822)	(80,409)	(1,575)
Operating income	1,798	(11,617)	(5,371)	(22,968)
Interest expense	(32,378)	(5)	(40,051)	(5)
Share of earnings (loss) of affiliates, net	10,350	1,600	7,858	3,323
Realized and unrealized gains (losses) on financial instruments, net	(459,207)	60,449	(559,405)	798,001
Other, net	(2,631)	541	(2,387)	750
Earnings (loss) from continuing operations before income taxes	$(482,068)	50,968	(599,356)	779,101

Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; product and service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•	The ability of GCI, LLC (the "Company") to successfully integrate and recognize anticipated efficiencies and benefits from the Transactions (as defined below);

•	customer demand for the Company's products and services and the Company's ability to adapt to changes in demand;

•	competitor responses to the Company's and its businesses' products and services;

•	the levels of online traffic to the Company's businesses' websites and its ability to convert visitors into consumers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

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

•
failure to protect the security of personal information about the Company's and its businesses' customers, subjecting the Company and its businesses to potentially costly government enforcement actions or private litigation and reputational damage; and

•	the regulatory and competitive environment of the industries in which the Company operates.

For additional risk factors, please see Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.
Overview

GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc. On April 4, 2017, Liberty Interactive Corporation, now known as Qurate Retail, Inc. ("Qurate Retail"), entered into an Agreement and Plan of Reorganization (as amended, the "reorganization agreement" and the transactions contemplated thereby, the "Transactions") with GCI, LLC's parent company, General Communication, Inc. ("GCI"), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Qurate Retail ("LI LLC"). Pursuant to the reorganization agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc. ("GCI Liberty")) and effected a reclassification and auto conversion of its common stock. Following these events, Qurate Retail acquired GCI Liberty on March 9, 2018 through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to its Ventures Group (following the reattribution by Qurate Retail of certain assets and liabilities from its Ventures Group to its QVC Group (the “reattribution”)) were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty (the

"contribution"). Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interests in Liberty Broadband Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. ("LendingTree"), the Evite, Inc. ("Evite") operating business and other assets and liabilities (collectively, "HoldCo"), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A common stock and a number of shares of GCI Liberty Class B common stock equal to the number of outstanding shares of Qurate Retail's Series A Liberty Ventures common stock and Qurate Retail's Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

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

Following the contribution and acquisition of GCI Liberty, Qurate Retail effected a tax free separation of its controlling interest in the combined company, GCI Liberty, to the holders of Qurate Retail's Liberty Ventures common stock in full redemption of all outstanding shares of such stock (the "HoldCo Split-Off"), in which each outstanding share of Qurate Retail's Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Qurate Retail's Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock. In July 2018, the Internal Revenue Service completed its review of the HoldCo Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

On May 10, 2018, pursuant to the Agreement and Plan of Merger, dated as of March 22, 2018, GCI Liberty completed its reincorporation into Delaware by merging with its wholly owned Delaware subsidiary, which was the surviving corporation (the “Reincorporation Merger”). References to GCI Liberty prior to May 10, 2018 refer to GCI Liberty, Inc., an Alaska corporation and references to GCI Liberty after May 10, 2018 refer to GCI Liberty, Inc., a Delaware corporation.

We refer to the combination of GCI Holdings, LLC ("GCI Holdings"), non controlling interests in Liberty Broadband, Charter and LendingTree, a controlling interest in Evite, and certain other assets and liabilities as "GCI Liberty", the "Company", "us", "we" and "our." Although HoldCo was reported as a combined company until the date of the HoldCo Split-Off, the accompanying financial statements and the following discussion present all periods as consolidated by the Company.

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

Rural Health Care (“RHC”) Program

In November 2017, the Universal Service Administrative Company ("USAC") requested further information in support of the rural rates charged to a number of our RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. Similar requests have been made of other Alaska carriers. We have fully responded to that request and subsequent requests for additional information. The ongoing review has caused a continuing delay of support payments. While we have presented data to support the rates, it is possible the FCC may require a reduction before it will award funding for the 2017 funding year.

On March 15, 2018, USAC announced that the funding requests for the year that runs July 1, 2017 through June 30, 2018 exceeded the funding available for the RHC Program. Since that time, on June 25, 2018, the FCC issued an order resulting in an increase of the annual RHC Program funding cap from $400 to $571 million and applied it to the funding year that ended on June 30, 2018. The FCC also determined that it would annually adjust the RHC Program funding cap for inflation, beginning with the funding year ending on June 30, 2019 and carry-forward unused funds from past funding years for use in future funding years. As a result, funding is available to pay in full any approved funding for the 2017 funding year. As of June 30, 2018, we have maintained a total net reduction of approximately $6 million to the RHC Program support receivable given the continued delay of support payments as discussed in the previous paragraph. We may need to further reduce the RHC Program support receivable as we pursue avenues for payment of the shortfall.

In addition, on March 23, 2018, we received a letter of inquiry and request for information from the Enforcement Bureau of the FCC, to which we are in the process of responding. This inquiry into the rates charged by us is still pending, and we presently are unable to assess the ultimate resolution of this matter. The ongoing uncertainty in program funding could have an adverse effect on our business, financial position, results of operations or liquidity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	amounts in thousands
Revenue
GCI Holdings	$227,781	—	284,573	—
Corporate and other	5,709	6,177	10,121	10,146
Consolidated	$233,490	6,177	294,694	10,146

Operating Income (Loss)
GCI Holdings	$10,424	—	13,520	—
Corporate and other	(8,626)	(11,617)	(18,891)	(22,968)
Consolidated	$1,798	(11,617)	(5,371)	(22,968)

Adjusted OIBDA
GCI Holdings	$78,915	—	98,663	—
Corporate and other	(4,800)	(6,922)	(10,460)	(14,794)
Consolidated	$74,115	(6,922)	88,203	(14,794)

Revenue. Our consolidated revenue increased $227.3 million and $284.5 million during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase during the three and six months ended June 30, 2018 is primarily due to an increase of $227.8 million and $284.6 million, respectively, at GCI Holdings for the same periods as a result of the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss). Our consolidated operating loss decreased $13.4 million and $17.6 million during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year. The decrease is primarily due to $10.4 million and $13.5 million of operating income at GCI Holdings for the three and six months ended June 30, 2018, respectively, as a result of the acquisition of GCI Holdings on March 9, 2018. Additionally, there was a decrease of $3.0 million and $4.1 million of corporate and other operating loss for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year due to lower operating expenses. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Stock-based compensation. Stock based compensation includes compensation related to restricted shares of GCI Liberty's common stock and preferred stock, restricted stock units with respect to GCI Liberty's common stock, and options to purchase shares of GCI Liberty's common stock granted to certain of the Company's directors, employees, and employees of its subsidiaries. We recorded $7.9 million and $3.9 million of stock compensation expense for the three months ended June 30, 2018 and 2017, respectively. We recorded $13.2 million and $6.6 million of stock compensation expense for the six months ended June 30, 2018 and 2017, respectively. The increase for the three and six months ended June 30, 2018 as compared to the corresponding prior year periods is primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings. As of June 30, 2018, the total unrecognized compensation cost related to outstanding awards was approximately $33 million. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years.

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

Consolidated Adjusted OIBDA increased $81.0 million and $103.0 million during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	amounts in thousands
Interest expense
GCI Holdings	$(20,984)	—	(26,189)	—
Corporate and other	(11,394)	(5)	(13,862)	(5)
Consolidated	$(32,378)	(5)	(40,051)	(5)

Share of earnings (losses) of affiliates, net
GCI Holdings	$(50)	—	(50)	—
Corporate and other	10,400	1,600	7,908	3,323
Consolidated	$10,350	1,600	7,858	3,323

Realized and unrealized gains (losses) on financial instruments, net
GCI Holdings	$—	—	—	—
Corporate and other	(459,207)	60,449	(559,405)	798,001
Consolidated	$(459,207)	60,449	(559,405)	798,001

Other, net
GCI Holdings	$688	—	818	—
Corporate and other	(3,319)	541	(3,205)	750
Consolidated	$(2,631)	541	(2,387)	750

Interest Expense. Consolidated interest expense increased $32.4 million and $40.0 million during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year primarily due to the acquisition of GCI Holdings on March 9, 2018 and the $1.0 billion margin loan.

Share of earnings (losses) of affiliates, net. Share of earnings (losses) of affiliates, net increased $8.8 million and $4.5 million during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year due to increases in LendingTree's results.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	amounts in thousands
Equity securities	$(97,478)	51,212	(229,040)	262,497
Investment in Liberty Broadband	(425,538)	14,939	(402,917)	541,206
Variable forward	63,809	(5,702)	72,552	(5,702)
	$(459,207)	60,449	(559,405)	798,001

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The decrease for the three months and six months ended June 30, 2018 as compared to the corresponding prior periods was primarily driven by the investments in Liberty Broadband and Charter experiencing an unrealized loss during the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year.

Income taxes. The Company had losses before income taxes of $482.1 million and income tax benefit of $170.5 million during the three months ended June 30, 2018 and losses before income taxes of $599.4 million and income tax benefit of $96.2 million during the six months ended June 30, 2018.

The Company recognized additional income tax benefit in the three months ended June 30, 2018, primarily due to a decrease in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change during the period and the effect of additional state tax benefits for the period.

The Company recognized additional income tax expense in the six months ended June 30, 2018 primarily related to an increase in the Company’s state effective tax rate used to measure deferred taxes resulting from the HoldCo Split-Off in March 2018, partially offset by a decrease in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change during the second quarter and the effect of additional state tax benefits.

The Company had earnings before income taxes of $51.0 million and income tax expense of $19.4 million during the three months ended June 30, 2017 and earnings before income taxes of $779.1 million and income tax expense of $296.8 million during the six months ended June 30, 2017. The Company recognized additional income tax expense in the three and six months ended June 30, 2017 primarily due to the effect of state income taxes.

Net earnings (loss). The Company had a net loss of $311.5 million and net earnings of $31.6 million for the three months ended June 30, 2018 and 2017, respectively. The Company had a net loss of $503.0 million and net earnings of $482.3 million for the six months ended June 30, 2018 and 2017, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

As of June 30, 2018, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, and debt and equity issuances.

As of June 30, 2018, the Company had a cash balance of $125.8 million.

	Six Months Ended June 30,
	2018	2017
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$(11,848)	145,421
Net cash provided (used) by investing activities	107,655	(76,960)
Net cash provided (used) by financing activities	(543,160)	(70,949)
	$(447,353)	(2,488)

During the six months ended June 30, 2018, the Company’s primary uses of cash included a $1.1 billion distribution to Qurate Retail in connection with the Transactions, a $448.0 million distribution to GCI Liberty, and repayments of debt. The Company’s primary sources of cash included borrowing $1.0 billion under the Company's margin loan.

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

The projected uses of the Company's cash for the remainder of 2018 are capital expenditures of approximately $114.4 million, approximately $63.1 million for interest payments on outstanding debt, and potential additional investments in existing or new businesses. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Exhibit 99.1 shows the net assets and net earnings of GCI, LLC and its Restricted Subsidiaries under and as defined in its bond indentures.

Results of Operations - GCI Holdings, LLC

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska.

As described in notes 1 and 2 to the accompanying condensed consolidated financial statements, for accounting purposes, HoldCo is considered to have acquired GCI, LLC's parent company, GCI Liberty in the contribution. Although GCI Holdings’ results are only included in the Company’s results beginning on March 9, 2018, we believe a discussion of GCI Holdings’ results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes we are presenting the pro forma results of GCI Holdings for the full three and six months ended June 30, 2018 and 2017, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of GCI Holdings and assuming the acquisition of GCI Holdings took place on January 1, 2017. The acquisition price allocation related to the GCI Holdings business combination is preliminary.  Accordingly, the pro forma adjustments are based on this preliminary allocation and have been made solely for the purpose of providing comparative pro forma financial information. Additionally, we have made pro forma adjustments to the results for the three and six months ended June 30, 2017 for the impact of the new revenue standard (as described in note 1) to assist in the comparability of the three and six months ended June 30, 2018. The financial information below is presented for illustrative purposes only and does not purport to represent what the results of operations of GCI Holdings would actually have been had the business combination occurred on January 1, 2017, or to project the results of operations of the Company for any future periods. The pro forma adjustments are based on available information and certain assumptions that the Company's management believes are reasonable. The pro forma adjustments are directly attributable to the business combination (as described in note 2) and the new revenue standard and are expected to have a continuing impact on the results of operations of the Company.

GCI Holdings’ pro forma operating results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	amounts in thousands
Revenue	$228,505	225,699	444,898	451,022
Operating expenses (excluding stock-based compensation included below):
Operating expense	(65,809)	(67,488)	(128,819)	(135,907)
Selling, general and administrative expenses	(84,161)	(81,745)	(167,356)	(165,003)
Adjusted OIBDA	78,535	76,466	148,723	150,112
Stock-based compensation	(1,667)	(4,157)	(3,343)	(8,333)
Legal settlement	—	—	(3,600)	—
Depreciation and amortization	(57,347)	(58,458)	(116,662)	(119,407)
Operating income	$19,521	13,851	25,118	22,372

Pro forma revenue

The components of pro forma revenue for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	amounts in thousands
Consumer
Wireless	$41,935	40,557	82,925	81,213
Data	39,243	35,418	78,305	71,506
Video	22,150	24,937	44,627	49,876
Voice	5,389	5,394	10,688	11,042
Business
Wireless	27,678	29,738	51,092	53,401
Data	77,189	72,251	147,240	149,401
Video	3,488	4,794	7,173	8,916
Voice	11,433	12,610	22,848	25,667
Total pro forma revenue	$228,505	225,699	444,898	451,022

Pro forma consumer wireless revenue increased $1.4 million and $1.7 million for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to a $2.1 million and $3.2 million increase in wireless equipment revenue for the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year, respectively, which was primarily driven by an increase in the number of higher priced wireless devices sold. The increase was partially offset by a decrease of $1.0 million and $1.9 million in Universal Service Fund high cost support ("High Cost Support") for the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year, respectively, due to a scheduled decrease in cash received for High Cost Support for urban areas. As previously disclosed, High Cost Support for urban areas ends as of December 31, 2018. We expect High Cost Support to decrease by $4.1 million in 2019 as compared to 2018 due to the end of High Cost Support provided for urban areas.

Pro forma consumer data revenue increased $3.8 million and $6.8 million for the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year, respectively. The increases were primarily attributable to a $3.5 million and $6.5 million increase in cable modem plan fee revenue due to subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits. The increase was partially offset by a decrease in the overall number of subscribers.

Pro forma consumer video revenue decreased for the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year. The decrease was primarily due to an 11% decrease in the number of subscribers.

Pro forma consumer voice revenue was relatively flat for the three months ended June 30, 2018 as compared to the corresponding period in the prior year due to a $0.2 million increase in plan fees that was offset by a decrease in High Cost Support due to a scheduled decrease in funding for urban areas. Pro forma consumer voice revenue decreased $0.4 million for the six months ended June 30, 2018 as compared to the corresponding period in the prior year. The decrease was primarily due to a $0.6 million decrease in High Cost Support due to a scheduled decrease in funding for urban areas.

Pro forma business wireless revenue decreased $2.1 million and $2.3 million for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year. The decrease is due to wholesale customers moving backhaul circuits from our network and a reduction of roaming traffic due to a wholesale customer's construction of its own facilities.

Pro forma business data revenue increased $4.9 million and decreased $2.2 million for the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year, respectively. The increase for the three months ended June 30, 2018 is primarily due to the $5.5 million write-off of RHC receivables that occurred in the second quarter of 2017, but did not recur in the second quarter of 2018. The decrease for the six months ended June 30, 2018 was primarily due to a $3.2 million decrease in professional services revenue due to a decrease in special project work.

Pro forma business video revenue decreased $1.3 million and $1.7 million for the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year. The decrease is primarily due to a decrease in advertising revenue due to a decrease in the number of ads placed.

Pro forma business voice revenue decreased $1.2 million and $2.8 million for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2018 is primarily due to a $0.5 million decrease in long distance revenue as a result of decreased long distance traffic and rate compression and a $0.7 million decrease in local voice revenue as a result of a decrease in access lines in service. The decrease for the six months ended June 30, 2018 is primarily due to a $1.0 million decrease in long distance revenue as a result of decreased long distance traffic and rate compression and a $1.8 million decrease in local voice revenue as a result of a decrease in access lines in service.

Selected key performance indicators follow:

	June 30,
	2018	2017
Consumer
Data:
Cable modem subscribers[1]	125,200	128,100
Video:
Basic subscribers[2]	91,600	102,700
Homes passed	253,400	251,200
Voice:
Total local access lines in service[3]	47,800	51,700
Business
Data:
Cable modem subscribers[1]	9,200	10,000
Voice:
Total local access lines in service[3]	37,000	40,200
Combined Consumer and Business
Wireless
Consumer wireless lines in service[4]	200,900	201,200
Business wireless lines in service[4]	22,100	23,300
Total wireless lines in service	223,000	224,500

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

Pro forma Operating expenses decreased $1.7 million and $7.1 million for the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year, respectively. The decrease for the three months ended June 30, 2018 was primarily due to a $1.0 million decrease in time and materials costs for special project work and a $1.0 million decrease in video distribution and programming costs primarily due to a decrease in the number of video subscribers. The decreases for the three months ended June 30, 2018 were partially offset by a $0.8 million increase in data and transport costs due to increased traffic. The decrease for the six months ended June 30, 2018 was primarily due to a $2.1 million decrease in time and materials costs for special project work; a $2.4 million decrease in video distribution and programming costs primarily due to a decrease in the number of video subscribers; and, a $1.2 million decrease in voice costs due to the decrease in long distance traffic and a reduction of local access lines in service.

Pro forma Selling, general and administrative expenses increased $2.4 million for the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year. The increase for the three months ended June 30, 2018 was primarily due to an increase in labor costs.

Pro forma Stock based compensation decreased $2.5 million and $5.0 million for the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year due to awards for which the expense was completely recognized during 2017.

Pro forma Depreciation and amortization decreased $1.1 million or 2% and $2.7 million or 2% during the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year. The decrease was primarily due to expected accelerated amortization expense in earlier periods related to intangible assets acquired in the acquisition of GCI Holdings.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in thousands
GCI Holdings	$674,148	4.5%	$775,000	6.8%
Corporate and other	$1,000,000	4.2%	$—	—%

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

At June 30, 2018, the fair value of our equity securities was $1.6 billion. Had the market price of such securities been 10% lower at June 30, 2018, the aggregate value of such securities would have been $157.1 million lower. At June 30, 2018, the fair value of our investment in Liberty Broadband was $3.2 billion. Had the market price of such security been 10% lower at June 30, 2018, the fair value of such security would have been $323.2 million lower.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms.

In March 2018, GCI Liberty completed the Transactions, pursuant to which the contribution was treated as a reverse acquisition under the acquisition method of accounting in accordance with GAAP. The Transactions resulted in changes to the management of the Company. As a result of the Transactions, the Company and new members of management are re-evaluating the internal controls of the legacy GCI Liberty operating business and are making appropriate changes as deemed necessary. The Company also notes that, although Qurate Retail had previously certified the effectiveness of internal controls with respect to the HoldCo assets that were contributed to the Company prior to the completion of the Transactions, the effectiveness of such internal control has not previously been certified to by HoldCo. Except as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
101
The following materials from GCI, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statement of Equity; and (v) Notes to Condensed Consolidated Financial Statements *

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, LLC

Signature	Title	Date

/s/ Gregory B. Maffei	President and Chief Executive Officer	August 8, 2018
Gregory B. Maffei	(Principal Executive Officer)

/s/ Mark D. Carleton	Chief Financial Officer	August 8, 2018
Mark D. Carleton	(Principal Financial Officer and Principal Accounting Officer)