Form 10-Q
period 2018-09-30
GCI, LLC
filed 2018-11-08
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

As of November 8, 2018, GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2018	2017
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$126,806	573,210
Trade and other receivables, net of allowance for doubtful accounts of $3,725 thousand and $0, respectively	243,734	6,803
Other current assets	40,795	1,265
Total current assets	411,335	581,278
Investments in equity securities (note 6)	1,751,210	1,803,064
Investments in affiliates, accounted for using the equity method (note 7)	174,134	114,655
Investment in Liberty Broadband measured at fair value (note 7)	3,598,079	3,634,786

Property and equipment, net	1,197,988	624
Intangible assets not subject to amortization
Goodwill (note 9)	967,687	25,569
Cable certificates	370,000	—
Wireless licenses	190,000	—
Other	16,525	4,000
	1,544,212	29,569
Intangible assets subject to amortization, net (note 9)	480,559	4,237
Other assets, at cost, net of accumulated amortization	48,603	4,000
Total assets	$9,206,120	6,172,213

		(Continued)
See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2018	2017
	amounts in thousands
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$97,209	718
Deferred revenue	33,865	—
Other current liabilities	67,739	9,747
Total current liabilities	198,813	10,465
Long-term debt, net (note 10)	2,522,186	—
Obligations under capital leases and tower obligation, excluding current portion	125,541	—
Long-term deferred revenue	66,753	130
Deferred income tax liabilities	1,025,976	643,426
Taxes payable	—	1,198,315
Other liabilities	58,189	95,841
Total liabilities	3,997,458	1,948,177
Equity
Member's equity:
Member's investment	3,431,321	2,305,440
Retained earnings	1,767,391	1,914,963
Total member's equity	5,198,712	4,220,403
Non-controlling interests	9,950	3,633
Total equity	5,208,662	4,224,036
Commitments and contingencies
Total liabilities and equity	$9,206,120	6,172,213

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in thousands
Revenue	$210,146	5,493	504,840	15,639
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	64,684	2,798	153,797	8,395
Selling, general and administrative, including stock-based compensation (note 4)	102,172	12,341	232,715	38,283
Depreciation and amortization expense	62,848	823	143,257	2,398
	229,704	15,962	529,769	49,076
Operating income (loss)	(19,558)	(10,469)	(24,929)	(33,437)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(32,419)	—	(72,470)	—
Share of earnings (losses) of affiliates, net (note 7)	10,856	1,648	18,714	4,971
Realized and unrealized gains (losses) on financial instruments, net (note 5)	538,347	472,763	(21,058)	1,270,764
Other, net	(3,339)	328	(5,726)	1,073
	513,445	474,739	(80,540)	1,276,808
Earnings (loss) before income taxes	493,887	464,270	(105,469)	1,243,371
Income tax (expense) benefit	(140,886)	(176,980)	(44,691)	(473,826)
Net earnings (loss)	353,001	287,290	(150,160)	769,545
Less net earnings (loss) attributable to the non-controlling interests	(127)	(72)	(320)	(73)
Net earnings (loss) attributable to member	$353,128	287,362	(149,840)	769,618

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(150,160)	769,545
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	143,257	2,398
Stock-based compensation expense	20,926	10,968
Share of (earnings) losses of affiliates, net	(18,714)	(4,971)
Realized and unrealized (gains) losses on financial instruments, net	21,058	(1,270,764)
Deferred income tax expense (benefit)	45,270	473,826
Intergroup tax payments	—	231,114
Other, net	10,121	698
Change in operating assets and liabilities:
Current and other assets	(75,221)	1,856
Payables and other liabilities	(13,854)	2,320
Net cash provided (used) by operating activities	(17,317)	216,990
Cash flows from investing activities:
GCI Holdings cash and restricted cash acquired in consolidation	147,958	—
Capital expended for property and equipment	(89,376)	(2,686)
Purchases of investments	(48,581)	(76,815)
Sales of investments	—	1,606
Other investing activities, net	2,699	—
Net cash provided (used) by investing activities	12,700	(77,895)
Cash flows from financing activities:
Borrowings of debt	1,050,000	—
Repayment of debt, capital lease, and tower obligations	(13,543)	—
Contributions from (distributions to) member	(396,427)	—
Contributions from (distributions to) Qurate Retail	(1,077,061)	(113,837)
Distribution to non-controlling interests	(3,273)	—
Other financing activities, net	(1,630)	(512)
Net cash provided (used) by financing activities	(441,934)	(114,349)
Net increase (decrease) in cash, cash equivalents and restricted cash	(446,551)	24,746
Cash, cash equivalents and restricted cash at beginning of period	574,148	488,127
Cash, cash equivalents and restricted cash at end of period	$127,597	512,873

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Nine Months Ended September 30, 2018
(Unaudited)

	Member's investment	Retained earnings	Non-controlling interest in equity of subsidiaries	Total equity

Balances at January 1, 2018	$2,305,440	1,914,963	3,633	4,224,036
Net earnings (loss)	—	(149,840)	(320)	(150,160)
Stock-based compensation	18,766	—	—	18,766
Contribution of taxes in connection with HoldCo Split-Off	1,146,750	—	—	1,146,750
Distribution to Qurate Retail	(1,079,689)	—	—	(1,079,689)
Contributions from (distributions to) member, net	(398,441)	2,014	—	(396,427)
Allocated consideration in connection with the Transactions	1,441,669	—	7,000	1,448,669
Distribution to non-controlling interests	—	—	(3,273)	(3,273)
Other	(3,174)	254	2,910	(10)
Balances at September 30, 2018	$3,431,321	1,767,391	9,950	5,208,662

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Transactions and certain conditions to and provisions governing the relationship between GCI Liberty and Qurate Retail with respect to and resulting from the Transactions. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and GCI Liberty and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, GCI Liberty shares office space with Qurate Retail and Liberty Media and related amenities at their corporate headquarters. GCI Liberty reimburses Liberty Media for direct, out‑of‑pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi‑annually. Under these agreements, approximately $2.1 million and $6.0 million was reimbursable to Liberty Media for the three and nine months ended September 30, 2018, respectively.

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

	September 30,	December 31,
	2018	2017
	amounts in thousands
Cash and cash equivalents	$126,806	573,210
Restricted cash included in other current assets	791	938
Total cash and cash equivalents and restricted cash at end of period	$127,597	574,148

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued new guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance will be effective for the Company in the first quarter of 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In February 2016, the FASB issued new accounting guidance on lease accounting. This guidance requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. Additionally, the criteria for classifying a lease as a finance lease versus an operating lease are substantially the same as the previous guidance. In January 2018, the FASB issued an additional amendment that provides a practical expedient that gives companies the option to not evaluate existing or expired land easements that were not previously accounted for as leases under the current leases guidance. The amendments in these updates are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company plans to adopt this guidance on January 1, 2019. The Company expects to adopt using the optional transitional method that allows for a cumulative effect adjustment in the period of adoption without adjusting the comparative periods presented. Additionally, we currently expect to elect certain optional practical expedients under the transition guidance. We continue to assess the impact of the new lease guidance with respect to our current operating and capital leases and specifically are reviewing the impact of a previous failed sale and leaseback tower transaction in order to determine the appropriate treatment upon transition to the new lease guidance. The Company has identified a technology solution to use for managing the population of leases identified and for making the necessary calculations. The Company continues to work with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases and collecting lease data.

(2)	Acquisition

GCI, LLC's parent company, GCI Liberty was acquired on March 9, 2018. The acquisition of our parent company was accounted for as a reverse acquisition. Under this method, HoldCo is the acquirer of our parent company and is also

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

considered the acquirer of GCI, LLC. We have elected to apply pushdown accounting given there was a change-in-control event related to our parent company. We have reflected the new basis of accounting established by our parent company for the individual assets and liabilities that were acquired by HoldCo using the acquisition method of accounting. The acquisition price was $1.4 billion (primarily level 1). The application of the acquisition method resulted in the assignment of purchase price to the GCI, LLC assets acquired and liabilities assumed based on our preliminary estimates of their acquisition date fair values (primarily level 3). The assets acquired and liabilities assumed, and as discussed within this note, are those assets and liabilities of GCI, LLC prior to the completion of the acquisition by HoldCo. The determination of the fair values of the acquired assets and liabilities (and the determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

The preliminary acquisition price allocation for GCI, LLC is as follows (amounts in thousands):

Cash and cash equivalents	$132,563
Receivables	171,014
Property and equipment	1,211,392
Goodwill	942,118
Intangible assets not subject to amortization	572,500
Intangible assets subject to amortization	503,737
Other assets	97,279
Deferred revenue	(92,561)
Debt, including capital leases	(1,632,002)
Other liabilities	(171,151)
Deferred income tax liabilities	(286,220)
Non-controlling interest	(7,000)
$1,441,669

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and non-contractual relationships. Amortizable intangible assets of $503.7 million were acquired and are comprised of a tradename with an estimated useful life of approximately 8 years, customer relationships with a weighted average useful life of approximately 13 years and right-to-use assets with a weighted average useful life of 8 years. Approximately $170.0 million of the acquired goodwill will be deductible for income tax purposes. As of September 30, 2018, the determination of the estimated acquisition date fair value of the acquired assets and assumed liabilities is preliminary and subject to revision. The primary areas of our acquisition price allocation that changed from the initial allocation relate to a decrease in receivables of $13.7 million, an increase in property and equipment of $16.3 million, an increase to intangible assets not subject to amortization of $9.5 million, a decrease to intangible assets subject to amortization of $40.2 million, an increase in deferred revenue of $15.6 million, a decrease in other liabilities of $21.4 million, a decrease in deferred income tax liabilities of $6.1 million, and an increase to goodwill of $17.5 million. The primary estimated acquisition date fair values that are not yet finalized are related to certain property and equipment, intangible assets, liabilities and tax balances.

Since the date of the acquisition, included in net earnings (loss) attributable to the GCI, LLC member for the three and nine months ended September 30, 2018 is $40.4 million and $35.9 million in losses related to GCI Holdings, respectively. The unaudited pro forma revenue and net earnings of GCI, LLC, prepared utilizing the historical financial statements of HoldCo, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition discussed above occurred on January 1, 2017, are as follows:

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in thousands, except per share amounts
Revenue	$220,737	227,860	664,287	685,911
Net earnings (loss)	$362,791	281,438	(148,286)	748,827
Net earnings (loss) attributable to GCI, LLC member	$362,917	281,628	(147,850)	749,253

The pro forma results include adjustments directly attributable to the business combination including adjustments related to the amortization of acquired tangible and intangible assets, revenue, interest expense, stock-based compensation, and the exclusion of transaction related costs; the impact of the Federal Communications Commission's decision to reduce rates paid to us under the Rural Health Care Program; and the new revenue standard. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition had occurred previously and the Company consolidated the results of GCI, LLC during the periods presented.

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

Nature of Services and Products

Wireless

Wireless revenue is generated by providing access to, and usage of the Company's network, as well as the sale of equipment. In general, access revenue is billed in advance, recorded as Deferred Revenue on the balance sheet, and recognized as the associated services are provided to the customer. Equipment sales revenue associated with the sale of wireless devices and accessories is generally recognized when the products are delivered to and control transfers to the customer. Consideration received from the customer is allocated to the service and products based on stand-alone selling prices when purchased together.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Remaining Performance Obligations

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 of $56.0 million in the remainder of 2018, $221.2 million in 2019, $199.5 million in 2020, $124.2 million in 2021 and $107.5 million in 2022 and thereafter.

The Company applies certain practical expedients as permitted under ASC 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, information about

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

revenue remaining from usage based performance obligations that are recognized over time as-invoiced, or variable consideration allocated to wholly unsatisfied performance obligations.

Contract Balances

The Company had receivables of $243.4 million and deferred revenue of $27.3 million at September 30, 2018 from contracts with customers, which amounts exclude receivables and deferred revenue that are out of the scope of ASC 606. Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three and nine months ended September 30, 2018 were not materially impacted by other factors.

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

Revenue from contracts with customers, classified by customer type and significant service offerings follows:

	Three Months Ended	Nine Months Ended
	September 30, 2018
	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$25,584	62,312
Data	39,652	88,921
Video	22,272	50,180
Voice	4,368	10,246
Business Revenue
Wireless	18,071	44,889
Data	59,585	154,239
Video	4,927	9,436
Voice	6,361	14,282
Evite	5,100	15,221
Lease, grant, and revenue from subsidies	24,226	55,114
Total	$210,146	504,840

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4)	Stock-Based Compensation

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

Included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $7.8 million and $4.4 million of stock based compensation during the three months ended September 30, 2018 and 2017, respectively, and $20.9 million and $11.0 million during the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, GCI Liberty granted to GCI Liberty directors five thousand options to purchase shares of GCI Liberty Series A common stock. Such options had a weighted average GDFV of $13.36 per share and vest on December 12, 2018.

Also during the nine months ended September 30, 2018, and in connection with GCI Liberty's CEO's employment agreement, GCI Liberty granted 143 thousand options to purchase shares of GCI Liberty Series B common stock to GCI Liberty's CEO. Such options had a weighted average GDFV of $16.55 per share and vest on December 31, 2018.

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

	Series A
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,670	$47.12
Granted	5	$42.99
Exercised	(23)	$16.61
Forfeited/Cancelled	(3)	$56.13
Outstanding at September 30, 2018	1,649	$47.52	1.9	years	$11
Exercisable at September 30, 2018	1,296	$47.80	1.4	years	$9

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Series B
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,080	$56.38
Granted	143	$54.01
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2018	1,223	$56.10	4.3	years	$—
Exercisable at September 30, 2018	443	$56.38	5.0	years	$—

As of September 30, 2018, the total unrecognized compensation cost related to unvested options and RSAs was approximately $12 million and $15 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.9 years and 1.5 years, respectively.

As of September 30, 2018, GCI Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.6 million shares of GCI Liberty Series A common stock and 1.2 million shares of GCI Liberty Series B common stock.

As of September 30, 2018, GCI Liberty had approximately 1.2 million and 32 thousand unvested RSAs and RSUs, respectively, of GCI Liberty common stock and preferred stock held by certain directors, officers and employees of the Company. These Series A common stock, Series B common stock and Series A Cumulative Redeemable Preferred unvested RSAs, along with the Series A common stock unvested RSUs of GCI Liberty had a weighted average GDFV of $46.77 per share.

The aggregate fair value of all restricted shares of GCI Liberty common and preferred stock that vested during the nine months ended September 30, 2018 was $2.5 million.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2018			December 31, 2017
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in thousands
Cash equivalents	$79,550	79,550	—	570,526	570,526	—
Equity securities	$1,749,132	1,749,132	—	1,800,208	1,800,208	—
Investment in Liberty Broadband	$3,598,079	3,598,079	—	3,634,786	3,634,786	—
Variable forward	$26,980	—	26,980	94,807	—	94,807

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

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	amounts in thousands
Equity securities	$175,359	143,158	(53,681)	405,655
Investment in Liberty Broadband	366,211	364,930	(36,706)	906,136
Variable forward	(3,223)	(35,325)	69,329	(41,027)
	$538,347	472,763	(21,058)	1,270,764

(6)	Investments in Equity Securities

Investments in equity securities, the majority of which are carried at fair value, are summarized as follows:

	September 30,	December 31,
	2018	2017
	amounts in thousands
Charter (a)	$1,746,196	1,800,208
Other investments (b)	5,014	2,856
	$1,751,210	1,803,064
(a) A portion of the Charter equity securities are considered covered shares and subject to certain contractual restrictions in accordance with the indemnification agreement entered into by GCI Liberty. Pursuant to the indemnification agreement, GCI Liberty has agreed to indemnify LI LLC for certain payments made to a holder of LI LLC 1.75% exchangeable debentures due 2046.
(b) The Company has elected the measurement alternative for a portion of these securities.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	Investments in Affiliates Accounted for Using the Equity Method

Investment in LendingTree

The Company has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2018 and the carrying amount at December 31, 2017:

	September 30, 2018			December 31, 2017
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in thousands
LendingTree (a)	25.05%	$792,462	$171,027	114,655
Other	various	NA	3,107	—
			$174,134	114,655

(a) Both our ownership interest in LendingTree and our share of LendingTree's earnings (losses) are reported on a three month lag. The market value disclosed is as of September 30, 2018 and includes an additional 220,000 shares of LendingTree that were purchased during the three months ended September 30, 2018.

The Company’s share of LendingTree’s earnings (losses) was $10.2 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively. The Company's share of LendingTree's earnings (losses) was $15.5 million and $5.0 million for the nine months ended September 30, 2018 and 2017, respectively.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2018, the Company has a 23.5% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management at GCI Liberty, the Company has been deemed to have significant influence over Liberty Broadband for accounting purposes, even though the Company does not have any voting rights. The Company has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that investors value this investment based on the trading price of Liberty Broadband. The Company recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	September 30,	December 31,
	2018	2017
	amounts in thousands
Current assets	$95,478	84,054
Investment in Charter, accounted for using the equity method	11,977,368	11,835,613
Other assets	9,828	12,122
Total assets	12,082,674	11,931,789
Long-term debt, including current portion	522,617	497,370
Deferred income tax liabilities	961,835	932,593
Other liabilities	12,927	14,925
Equity	10,585,295	10,486,901
Total liabilities and shareholders' equity	$12,082,674	11,931,789

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in thousands
Revenue	$3,518	3,430	18,680	9,643
Operating expenses, net	(7,614)	(9,217)	(25,601)	(29,125)
Operating income (loss)	(4,096)	(5,787)	(6,921)	(19,482)
Share of earnings (losses) of affiliates	84,739	(5,280)	126,952	25,109
Gain (loss) on dilution of investment in affiliate	(3,203)	(3,718)	(35,165)	(42,515)
Realized and unrealized gains (losses) on financial instruments, net	5,678	2,675	3,659	5,026
Other income (expense), net	(5,717)	(5,087)	(16,371)	(13,669)
Income tax benefit (expense)	(17,762)	7,333	(17,005)	18,245
Net earnings (loss)	$59,639	(9,864)	55,149	(27,286)

(8)	Variable Interest Entities

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

US Bancorp is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on the projects.  Restricted cash of $0.8 million was held by Unicom at September 30, 2018 and is included in our condensed consolidated balance sheets. We completed construction of the projects partially funded by these transactions.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interest in each investment fund for a nominal amount. We believe that US Bancorp will exercise the put options at the end of the compliance periods for each of the transactions.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code of 1986, as amended.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of September 30, 2018.  The value attributed to the put/calls is nominal.

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

On September 14, 2018, US Bancorp exercised its put option for the NMTC #1 transaction that we entered into on August 30, 2011 resulting in the Company obtaining ownership of the investment fund. Upon obtaining control of the investment fund, the Company settled the loans and dissolved the VIEs associated with the August 30, 2011 NMTC transaction.

The assets and liabilities of the consolidated VIEs were $89.0 million and $63.0 million, respectively, as of September 30, 2018.

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

The following table summarizes the key terms of each of the NMTC transactions:

Financing Arrangement	Investment Funds	Transaction Date	Loan Amount	Interest Rate on Loan to Investment Fund	Maturity Date	US Bancorp Investment	Loan to Unicom	Interest Rate on Loan(s) to Unicom	Expected Put Option Exercise
NMTC #2	TIF 2 & TIF 2-USB	October 3, 2012	$37.7 million	1%	October 2, 2042	$17.5 million	$52.0 million	0.71% to 0.77%	October 2019
NMTC #3	TIF 3	December 11, 2012	$8.2 million	1%	December 10, 2042	$3.8 million	$12.0 million	1.35%	December 2019
NMTC #4	TIF 4	March 21, 2017	$6.7 million	1%	March 21, 2040	$3.3 million	$9.8 million	0.73%	March 2024
NMTC #5	TIF 5-1 and TIF 5-2	December 22, 2017	$10.4 million	1%	December 22, 2047	$5.1 million	$14.7 million	0.67% to 1.24%	December 2024

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	Intangible Assets and Goodwill

Goodwill

	GCI Holdings	Corporate and other	Total
	amounts in thousands
Balance at January 1, 2018	$—	25,569	25,569
Acquisitions	942,118	—	942,118
Balance at September 30, 2018	$942,118	25,569	967,687

Intangible Assets Subject to Amortization

	September 30, 2018
	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount
	amounts in thousands
Customer relationships	$443,267	(46,981)	396,286
Other amortizable intangibles	117,482	(33,209)	84,273
Total	$560,749	(80,190)	480,559

Amortization expense for intangible assets with finite useful lives was $17.1 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense for intangible assets with finite useful lives was $38.7 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Remainder of 2018	$16,994
2019	$59,357
2020	$51,358
2021	$45,754
2022	$41,656

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)	Long-Term Debt

Debt is summarized as follows:

	Outstanding
	Principal	Carrying Value
	September 30,	September 30,	December 31,
	2018	2018	2017
	amounts in thousands
Margin Loan Facility	$1,000,000	1,000,000	—
Senior notes	775,000	804,450	NA
Senior credit facility	715,739	715,739	NA
Wells Fargo note payable	7,673	7,675	NA
Deferred financing costs	—	(2,719)	—
Total debt	$2,498,412	2,525,145	—
Debt classified as current (included in other current liabilities)		(2,959)	—
Total long-term debt		$2,522,186	—

Margin Loan

On December 29, 2017, Broadband Holdco, LLC ("Broadband Holdco"), a wholly owned subsidiary of, at such time, Qurate Retail, and now the Company, entered into a margin loan agreement with various lender parties consisting of a term loan in an aggregate principal amount of $1 billion (the “Margin Loan”). Approximately 42.7 million shares of Liberty Broadband Series C common stock with a value of $3.6 billion were pledged by Broadband Holdco, LLC as collateral for the loan as of September 30, 2018. This Margin Loan has a term of two years and bears interest at a rate of LIBOR plus 1.85% and contains an undrawn commitment fee of up to 1.0% per annum. Deferred financing costs incurred on the Margin Loan are reflected in Long-term debt, net in the condensed consolidated balance sheet. In connection with the completion of the Transactions, Broadband Holdco borrowed the full principal amount of the Margin Loan. A portion of the proceeds of the Margin Loan was used to make a distribution to Qurate Retail to be used within one year for the repurchase of QVC Group stock (now the Qurate Retail common stock) or to pay down certain debt at Qurate Retail, and for the payment of fees and other costs and expenses, in each case, pursuant to the terms of the reorganization agreement.  The distributed loan proceeds constituted a portion of the cash reattributed to the QVC Group.

On October 5, 2018 (the “Closing Date”), Broadband Holdco entered into Amendment No. 1 (the “Amendment”) to the Margin Loan (the “Margin Loan Agreement”). Pursuant to the Amendment, lenders under the Margin Loan have agreed to, among other things, provide commitments (the “Revolving Commitments”) for a new revolving credit facility in an aggregate principal amount of up to $200.0 million (the “Revolving Credit Facility” and, the loans thereunder, the “Revolving Loans”). The Revolving Credit Facility established under the Margin Loan Agreement is in addition to the existing term loan credit facility under the Margin Loan Agreement (the “Term Loan Facility” and, together with Revolving Credit Facility, the “Margin Loan Facility” and the loans thereunder, the “Loans”). After giving effect to the initial borrowing of Revolving Loans and Term Loan Prepayment (as defined below) on the Closing Date, $800.0 million of loans under the Term Loan Facility were outstanding and $200.0 million of Revolving Loans were outstanding. The Amendment also amends certain covenants in the Margin Loan to permit, among other things, a designated GCI Liberty subsidiary to enter into a subordinated revolving note with GCI Liberty and certain additional investments.

Broadband Holdco is permitted to use the proceeds of the Revolving Loans for any purpose not prohibited under the Margin Loan, including, without limitation, (i) to make dividends and distributions, (ii) for the purchase of margin stock, (iii) to make investments not prohibited under the Margin Loan, (iv) to repay an intercompany loan to GCI Liberty, and/or (v) otherwise for general corporate purposes, including, without limitation, for payment of interest and fees and other costs and expenses. On the Closing Date, Broadband Holdco drew down on the full amount of the commitments under the Revolving Credit Facility and applied all of the proceeds to prepay, on the Closing Date, a portion of the loans outstanding under the Term Loan Facility (the “Term Loan Prepayment”).

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Loans will mature on December 29, 2019 (the “maturity date”) and accrue interest at a rate equal to the 3-month LIBOR rate plus a per annum spread of 1.85%, subject to certain conditions and exceptions. Undrawn Revolving Commitments shall be available to Broadband Holdco from the Closing Date to but excluding the earlier of (i) the date that is one month prior to the maturity date and (ii) the date of the termination of such Revolving Commitments pursuant to the terms of the Margin Loan. The obligations under the Revolving Credit Facility, together with the obligations under Term Loan Facility, are secured by first priority liens on the shares of Liberty Broadband owned by Broadband Holdco and certain other cash collateral provided by Broadband Holdco. In addition, the Revolving Credit Facility and the Term Loan Facility are subject to the same affirmative and negative covenants and events of default.

Senior Notes

Interest on the 6.75% Senior Notes due 2021 (the "2021 Notes") and the 6.875% Senior Notes due 2025, both of which were issued by GCI, Inc., which is now GCI, LLC (collectively, the “Senior Notes”), is payable semi-annually in arrears. The Senior Notes are redeemable at our option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $29.5 million at September 30, 2018. Such premium is being amortized to interest expense in the accompanying consolidated statements of operations. As of September 30, 2018, GCI, LLC did not meet the maximum leverage threshold, as measured by the terms of its Senior Notes, and therefore does not have access to any additional funding under the revolving portion of the Senior Credit Facility, as defined below.

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

As of September 30, 2018, there is $240.7 million outstanding under the Term Loan B, $215.0 million outstanding under the Term Loan A, $260.0 million outstanding under the revolving portion of the Senior Credit Facility and $10.1 million in letters of credit under the Senior Credit Facility, which leaves $29.9 million available for borrowing when the Company meets the maximum leverage threshold, as measured by the terms of its Senior Notes.

Wells Fargo Note Payable

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). The interest rate is variable at one month LIBOR plus 2.25%.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The note is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the note are secured by a security interest and lien on the building purchased with the note.

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. GCI, LLC is in compliance with all debt maintenance covenants as of September 30, 2018.

Fair Value of Debt

The fair value of the Senior Notes was $792.6 million at September 30, 2018.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at September 30, 2018.

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

For the three and nine months ended September 30, 2018 the Company has identified the following subsidiary as a reportable segment:

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accounting policies of the consolidated subsidiaries included in the segments are the same as those described in the Company’s summary of significant accounting policies.
Performance Measures

	Three Months Ended September 30,
	2018		2017
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in thousands
GCI Holdings	$205,047	57,945	—	—
Liberty Broadband	3,518	(2,198)	3,430	(3,346)
Corporate and other	5,099	(6,894)	5,493	(5,277)
	213,664	48,853	8,923	(8,623)
Eliminate Liberty Broadband	(3,518)	2,198	(3,430)	3,346
	$210,146	51,051	5,493	(5,277)

	Nine Months Ended September 30,
	2018		2017
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in thousands
GCI Holdings	$489,620	156,608	—	—
Liberty Broadband	18,680	(414)	9,643	(12,262)
Corporate and other	15,220	(17,354)	15,639	(20,071)
	523,520	138,840	25,282	(32,333)
Eliminate Liberty Broadband	(18,680)	414	(9,643)	12,262
	$504,840	139,254	15,639	(20,071)

Other Information

	September 30, 2018
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in thousands
GCI Holdings	$3,561,569	—	86,977
Liberty Broadband	12,082,674	11,977,368	35
Corporate and other	5,644,551	174,134	2,399
	21,288,794	12,151,502	89,411
Eliminate Liberty Broadband	(12,082,674)	(11,977,368)	(35)
Consolidated	$9,206,120	174,134	89,376

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	amounts in thousands
Consolidated segment Adjusted OIBDA	$51,051	(5,277)	139,254	(20,071)
Stock‑based compensation	(7,761)	(4,369)	(20,926)	(10,968)
Depreciation and amortization	(62,848)	(823)	(143,257)	(2,398)
Operating income (loss)	(19,558)	(10,469)	(24,929)	(33,437)
Interest expense	(32,419)	—	(72,470)	—
Share of earnings (loss) of affiliates, net	10,856	1,648	18,714	4,971
Realized and unrealized gains (losses) on financial instruments, net	538,347	472,763	(21,058)	1,270,764
Other, net	(3,339)	328	(5,726)	1,073
Earnings (loss) from continuing operations before income taxes	$493,887	464,270	(105,469)	1,243,371

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our anticipated sources and uses of cash; fluctuations in interest rates and stock prices; future Universal Service Fund program related revenue; the implementation of new systems; and the anticipated impact of accounting pronouncements, economic conditions in Alaska and certain contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

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

Rural Health Care (“RHC”) Program

We receive support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC or legislative actions. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company.

In November 2017, the Universal Service Administrative Company ("USAC") requested further information in support of the rural rates charged to a number of our RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, we received a letter from the FCC's Wireline Competition Bureau notifying us of their decision to reduce the rural rates charged to RHC customers for the 2017 funding year by approximately 26% resulting in a reduction of total support payments of $27.8 million. The FCC also informed us that the same cost methodology used for the 2017 funding year would be applied to rates charged to RHC customers in subsequent funding years. Although we intend to appeal the FCC's decision, we recorded a $19.1 million reduction (including approximately $6 million discussed in prior quarters) in our receivables balance as part of our acquisition accounting and recorded a reduction in revenue in the current period for the 2017 funding year of approximately $8.6 million. We expect to reduce future RHC Program revenue by a similar rate as the 2017 funding year, which based on a current run rate would approximate $7 million per quarter (including the quarter ended September 30, 2018) until we can reach a final resolution with the FCC regarding the funding amounts.

On March 15, 2018, USAC announced that the funding requests for the year that runs July 1, 2017 through June 30, 2018 exceeded the funding available for the RHC Program. Since that time, on June 25, 2018, the FCC issued an order resulting in an increase of the annual RHC Program funding cap from $400 million to $571 million and applied it to the funding year that ended on June 30, 2018. The FCC also determined that it would annually adjust the RHC Program funding cap for inflation, beginning with the funding year ending on June 30, 2019 and carry-forward unused funds from past funding years for use in future funding years. As a result, aggregate funding is available to pay in full any approved funding under the RHC program for the 2017 funding year.

In addition, on March 23, 2018, we received a separate letter of inquiry and request for information from the Enforcement Bureau of the FCC, to which we are in the process of responding. This inquiry into the rates charged by us is still pending, and we presently are unable to assess the ultimate resolution of this matter. The ongoing uncertainty in program funding could have an adverse effect on our business, financial position, results of operations or liquidity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	amounts in thousands
Revenue
GCI Holdings	$205,047	—	489,620	—
Corporate and other	5,099	5,493	15,220	15,639
Consolidated	$210,146	5,493	504,840	15,639

Operating Income (Loss)
GCI Holdings	$(8,859)	—	4,661	—
Corporate and other	(10,699)	(10,469)	(29,590)	(33,437)
Consolidated	$(19,558)	(10,469)	(24,929)	(33,437)

Adjusted OIBDA
GCI Holdings	$57,945	—	156,608	—
Corporate and other	(6,894)	(5,277)	(17,354)	(20,071)
Consolidated	$51,051	(5,277)	139,254	(20,071)

Revenue. Our consolidated revenue increased $204.7 million and $489.2 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase during the three and nine months ended September 30, 2018 is primarily due to an increase of $205.0 million and $489.6 million, respectively, at GCI Holdings for the same periods as a result of the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss). Our consolidated operating loss increased $9.1 million and decreased $8.5 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase for the three months ended September 30, 2018 as compared to the corresponding period in the prior year is primarily due to an $8.9 million operating loss at GCI Holdings as a result of the acquisition of GCI Holdings on March 9, 2018. The decrease for the nine months ended September 30, 2018 as compared to the corresponding period in the prior year is primarily due to $4.7 million of operating income at GCI Holdings as a result of the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Stock-based compensation. Stock based compensation includes compensation related to restricted shares of GCI Liberty's common stock and preferred stock, restricted stock units with respect to GCI Liberty's common stock, and options to purchase shares of GCI Liberty's common stock granted to certain of the Company's directors, employees, and employees of its subsidiaries. We recorded $7.8 million and $4.4 million of stock compensation expense for the three months ended September 30, 2018 and 2017, respectively. We recorded $20.9 million and $11.0 million of stock compensation expense for the nine months ended September 30, 2018 and 2017, respectively. The increase for the three and nine months ended September 30, 2018 as compared to the corresponding prior year periods is primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings. As of September 30, 2018, the total unrecognized compensation cost related to unvested options and RSAs was approximately $12 million and $15 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.9 years and 1.5 years, respectively.

Adjusted OIBDA. The Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income (loss) and earnings (loss) from continuing operations before income taxes.

Consolidated Adjusted OIBDA increased $56.3 million and $159.3 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	amounts in thousands
Interest expense
GCI Holdings	$(21,266)	—	(47,455)	—
Corporate and other	(11,153)	—	(25,015)	—
Consolidated	$(32,419)	—	(72,470)	—

Share of earnings (losses) of affiliates, net
GCI Holdings	$(36)	—	(86)	—
Corporate and other	10,892	1,648	18,800	4,971
Consolidated	$10,856	1,648	18,714	4,971

Realized and unrealized gains (losses) on financial instruments, net
GCI Holdings	$—	—	—	—
Corporate and other	538,347	472,763	(21,058)	1,270,764
Consolidated	$538,347	472,763	(21,058)	1,270,764

Other, net
GCI Holdings	$(198)	—	620	—
Corporate and other	(3,141)	328	(6,346)	1,073
Consolidated	$(3,339)	328	(5,726)	1,073

Interest Expense. Consolidated interest expense increased $32.4 million and $72.5 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year primarily due to the acquisition of GCI Holdings on March 9, 2018 and the $1.0 billion margin loan.

Share of earnings (losses) of affiliates, net. Share of earnings (losses) of affiliates, net increased $9.2 million and $13.7 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year due to increases in LendingTree's results.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	amounts in thousands
Equity securities	$175,359	143,158	(53,681)	405,655
Investment in Liberty Broadband	366,211	364,930	(36,706)	906,136
Variable forward	(3,223)	(35,325)	69,329	(41,027)
	$538,347	472,763	(21,058)	1,270,764

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The increase for the three months months ended September 30, 2018 as compared to the corresponding prior period was primarily driven by an unrealized gain in our investment in Charter and a reduction of the unrealized loss for the variable forward. The decrease for the nine months ended September 30, 2018 as compared to the corresponding prior period was primarily driven by an unrealized loss in our investment in Liberty Broadband and Charter.

Income taxes. The Company had earnings before income taxes of $493.9 million and income tax expense of $140.9 million during the three months ended September 30, 2018 and losses before income taxes of $105.5 million and income tax expense of $44.7 million during the nine months ended September 30, 2018.

The Company recognized additional income tax expense in the three months ended September 30, 2018, primarily due to the effect of state income taxes.

The Company recognized additional income tax expense in the nine months ended September 30, 2018 primarily related to an increase in the Company’s state effective tax rate used to measure deferred taxes resulting from the HoldCo Split-Off in March 2018, partially offset by a decrease in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change and the effect of additional state tax benefits.

The Company had earnings before income taxes of $464.3 million and income tax expense of $177.0 million during the three months ended September 30, 2017 and earnings before income taxes of $1,243.4 million and income tax expense of $473.8 million during the nine months ended September 30, 2017. The Company recognized additional income tax expense in the three and nine months ended September 30, 2017 primarily due to the effect of state income taxes.

Net earnings (loss). The Company had net earnings of $353.0 million and $287.3 million for the three months ended September 30, 2018 and 2017, respectively. The Company had a net loss of $150.2 million and net earnings of $769.5 million for the nine months ended September 30, 2018 and 2017, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

As of September 30, 2018, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, and debt and equity issuances.

As of September 30, 2018, the Company had a cash balance of $126.8 million.

	Nine Months Ended September 30,
	2018	2017
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$(17,317)	216,990
Net cash provided (used) by investing activities	12,700	(77,895)
Net cash provided (used) by financing activities	(441,934)	(114,349)
	$(446,551)	24,746

During the nine months ended September 30, 2018, the Company’s primary uses of cash included a $1.1 billion distribution to Qurate Retail in connection with the Transactions a distribution to GCI Liberty, and repayments of debt. The Company’s primary sources of cash included cash from operations, borrowing $1.1 billion under the Company's margin loan, and cash from the acquisition of GCI Holdings on March 9, 2018.

Net cash used for investing activities consists primarily of cash paid for capital expenditures and investments. Our significant recurring investing activity has been capital expenditures and the purchase of investments. We expect that this will continue in the future.  A significant portion of our capital expenditures are based on the level of customer growth and the technology being deployed. Purchases of investments are based on what we believe are good opportunities for growth.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

The projected uses of the Company's cash for the remainder of 2018 are capital expenditures of approximately $66.7 million, approximately $32.6 million for interest payments on outstanding debt, and potential additional investments in existing or new businesses. As of September 30, 2018, GCI, LLC did not meet the maximum leverage threshold, as measured by the terms of its Senior Notes, and therefore does not have access to any additional funding under the revolving portion of the Senior Credit Facility. We believe we have sufficient cash from operating activities and cash on hand to fund our business.

Exhibit 99.1 shows the net assets and net earnings of GCI, LLC and its Restricted Subsidiaries under and as defined in its bond indentures.

Results of Operations - GCI Holdings, LLC

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. We have seen a general decrease in subscriber metrics primarily due to the recession in Alaska as discussed in the Overview section. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	September 30,
	2018	2017
Consumer
Wireless:
Wireless lines in service[1]	197,800	200,900
Data:
Cable modem subscribers[2]	125,300	125,400
Video:
Basic subscribers[3]	90,300	99,800
Homes passed	253,400	251,600
Voice:
Total local access lines in service[4]	45,800	50,200
Business
Wireless:
Wireless lines in service[1]	22,000	22,800
Data:
Cable modem subscribers[2]	9,200	10,000
Voice:
Total local access lines in service[4]	36,600	39,600

1 A wireless line in service is defined as a revenue generating wireless device. On January 1, 2018, we transferred 600 small business wireless lines from Business to Consumer.
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

4 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. On January 1, 2018, we transferred 1,600 small business local access lines from Business to Consumer.

As described in notes 1 and 2 to the accompanying condensed consolidated financial statements, for accounting purposes, HoldCo is considered to have acquired GCI, LLC's parent company, GCI Liberty in the contribution. Although GCI Holdings’ results are only included in the Company’s results beginning on March 9, 2018, we believe a discussion of GCI Holdings’ results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes we are presenting the pro forma results of GCI Holdings for the full three and nine months ended September 30, 2018 and 2017, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of GCI Holdings and assuming the acquisition of GCI Holdings took place on January 1, 2017. The acquisition price allocation related to the GCI Holdings business combination is preliminary.  Accordingly, the pro forma adjustments are based on this preliminary allocation and have been made solely for the purpose of providing comparative pro forma financial information. We have made pro forma adjustments to the results for the three and nine months ended September 30, 2017 for the impact of the new revenue standard (as described in note 1) to assist in the comparability of the three and nine months ended September 30, 2018. We have made pro forma adjustments to the results for the three and nine months ended September 30, 2018 and 2017 to reflect the impact of the FCC's decision in regards to RHC funding as described above in the Overview section. The financial information below is presented for illustrative purposes only and does not purport to represent what the results of operations of GCI Holdings would actually have been had the business combination occurred on January 1, 2017, or to project the results of operations of the Company for any future periods. The pro forma adjustments are based on available information and certain assumptions that the Company's management believes are reasonable. The pro forma adjustments are directly attributable to the business combination including adjustments related to the amortization of acquired tangible and intangible assets, interest expense, stock-based compensation, and the exclusion of transaction related costs; RHC funding as described above; and the new revenue standard and are expected to have a continuing impact on the results of operations of the Company.

GCI Holdings’ pro forma operating results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	amounts in thousands
Revenue	$215,637	222,367	649,066	670,271
Operating expenses (excluding stock-based compensation included below):
Operating expense	(61,201)	(66,717)	(190,020)	(202,624)
Selling, general and administrative expenses	(86,044)	(83,189)	(253,400)	(248,192)
Adjusted OIBDA	68,392	72,461	205,646	219,455
Stock-based compensation	(1,667)	(4,132)	(5,010)	(12,465)
Legal settlement	—	—	(3,600)	—
Depreciation and amortization	(62,081)	(60,400)	(178,743)	(179,807)
Operating income	$4,644	7,929	18,293	27,183

Pro forma revenue

The components of pro forma revenue for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	amounts in thousands
Consumer
Wireless	$38,552	42,667	121,477	123,880
Data	39,652	36,991	117,957	108,497
Video	22,276	24,991	66,903	74,867
Voice	4,898	5,449	15,586	16,492
Business
Wireless	24,392	26,952	72,680	77,226
Data	69,592	68,633	208,167	218,042
Video	4,927	4,364	12,100	13,280
Voice	11,348	12,320	34,196	37,987
Total pro forma revenue	$215,637	222,367	649,066	670,271

Pro forma consumer wireless revenue decreased $4.1 million and $2.4 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The decrease was partially due to a $3.0 million and $2.6 million decrease in wireless plan fee revenue for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year, respectively, which was primarily driven by a decrease in the number of subscribers and the forgiveness of a month of service for our wireless customers. During the third quarter of 2018, we converted to a new third-party billing system. The billing system implementation included a transition of wireless customers from billing in arrears to billing in advance. To ease the transition for our customers, we chose to forgive one month of service for those customers who would have otherwise received an invoice for two months of service. Additionally, there was a decrease of $0.9 million and $2.8 million in USF high cost support ("High Cost Support") for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year, respectively, due to a scheduled decrease in cash received for High Cost Support for urban areas. As previously disclosed, High Cost Support for urban areas ends as of December 31, 2018. We expect High Cost Support to decrease by $4.1 million in 2019 as compared to 2018 due to the end of High Cost Support provided for urban areas. The decreases discussed above were partially offset by a $1.2 million and $4.4 million increase in wireless equipment revenue for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year, respectively, which was primarily driven by an increase in the number of higher priced wireless devices sold.

Pro forma consumer data revenue increased $2.7 million and $9.5 million for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year, respectively. The increases were primarily attributable to a $3.5 million and $10.0 million increase in cable modem plan fee revenue due to subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits. The increase was partially offset by a decrease in the overall number of subscribers.

Pro forma consumer video revenue decreased for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year. The decrease was primarily due to a 10% decrease in the number of subscribers.

Pro forma consumer voice revenue decreased $0.6 million and $0.9 million for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year, respectively. The decrease for the three months ended September 30, 2018 was primarily due to a $0.9 million decrease in long distance revenue and a $0.3 million decrease in High Cost Support due to a scheduled decrease in funding for urban areas. The decrease for the nine months ended September 30, 2018 was primarily due to a $0.9 million decrease in High Cost Support due to a scheduled decrease in funding for urban areas and a $0.7 million decrease in long distance revenue.

Pro forma business wireless revenue decreased $2.6 million and $4.5 million for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year, respectively. The decrease is due to wholesale customers moving backhaul circuits from our network and a reduction of roaming traffic due to a wholesale customer's construction of its own facilities.

Pro forma business data revenue increased $1.0 million and decreased $9.9 million for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year, respectively. The increase for the three months ended September 30, 2018 is primarily due to a $0.8 million increase in professional services revenue due to an increase in special project work. The decrease for the nine months ended September 30, 2018 was primarily due to a $7.3 million decrease in data and transport services. The decrease in data and transport services is primarily due to the reduction from the RHC Program as discussed above in the Overview section.

Pro forma business video revenue increased $0.6 million and decreased $1.2 million for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year, respectively. The increase for three months ended September 30, 2018 is primarily due to an increase in political advertising revenue. The decrease for the nine months ended September 30, 2018 is primarily due to a decrease in advertising revenue due to a decrease in the number of ads placed.

Pro forma business voice revenue decreased $1.0 million and $3.8 million for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year, respectively. The decrease for the three months ended September 30, 2018 is primarily due to a $0.3 million decrease in long distance revenue as a result of decreased long distance traffic and rate compression and a $0.7 million decrease in local voice revenue as a result of a decrease in access lines in service. The decrease for the nine months ended September 30, 2018 is primarily due to a $1.3 million decrease in long distance revenue as a result of decreased long distance traffic and rate compression and a $2.5 million decrease in local voice revenue as a result of a decrease in access lines in service.

Pro forma Operating expenses decreased $5.5 million and $12.6 million for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year, respectively. The decrease for the three months ended September 30, 2018 was primarily due to a $2.5 million decrease in costs to distribute wireless traffic as a result of moving traffic from third party networks to our network; a $1.7 million decrease in video distribution and programming costs primarily due to a decrease in the number of video subscribers; and a $1.0 million decrease in data and transport costs. These decreases were partially offset by a $1.7 million increase in time and material costs for special project work. The decrease for the nine months ended September 30, 2018 was primarily due to a $4.2 million decrease in video distribution and programming costs primarily due to a decrease in the number of video subscribers; a $3.8 million decrease in wireless costs due to a decrease in wireless distribution costs; and a $2.4 million decrease in voice costs due to the decrease in long distance traffic and a reduction of local access lines in service.

Pro forma Selling, general and administrative expenses increased $2.9 million and $5.2 million for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year, respectively. The increase for the three months ended September 30, 2018 was primarily due to an increase in labor costs. The increase for the nine months ended September 30, 2018 was primarily due to an increase in software contracts.

Pro forma Stock based compensation decreased $2.5 million and $7.5 million for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year, respectively, due to awards for which the expense was completely recognized during 2017.

Pro forma Depreciation and amortization increased $1.7 million or 3% during the three months ended September 30, 2018 as compared to the corresponding period in the prior year and was relatively flat for the nine months ended September 30, 2018 when compared to the same period in the prior year. The increase during the three months ended September 30, 2018 was primarily due to new assets placed in service since March 9, 2018.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in thousands
GCI Holdings	$723,412	4.65%	$775,000	6.8%
Corporate and other	$1,000,000	4.2%	$—	—%

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

At September 30, 2018, the fair value of our equity securities was $1.8 billion. Had the market price of such securities been 10% lower at September 30, 2018, the aggregate value of such securities would have been $174.6 million lower. At

September 30, 2018, the fair value of our investment in Liberty Broadband was $3.6 billion. Had the market price of such security been 10% lower at September 30, 2018, the fair value of such security would have been $359.8 million lower.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms.

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

On August 4, 2018 we transferred our customer billing systems for business and consumer voice, data, video, and wireless services to a new third-party billing system to better meet GCI Holdings’ evolving needs. The implementation of the new system has resulted in certain changes to our processes and procedures affecting internal control over financial reporting. We have committed substantial internal and external resources to revise and document processes and related internal controls.

Due to the complexities of implementing a new billing system across customer types and products and the recent timing of implementation, we expect to experience a period of continued process improvement for several months. Although there are inherent risks involved with the implementation of any new system, we believe we have the appropriate processes, oversight and resources in place to manage this transition. Except as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
4.1
Form of Amendment No. 1 to Margin Loan Agreement, dated as of October 5, 2018, by and among Broadband Holdco, LLC, as Borrower, Various Lenders, JPMorgan Chase Bank, N.A., London Branch, as Administrative Agent, and JPMorgan Chase Bank, N.A., London Branch, as calculation agent (incorporated by reference to Exhibit 4.1 to GCI Liberty, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2018 (File No. 001-38385)).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of GCI, LLC and its Subsidiaries Net Assets and Net Earnings to GCI, LLC and its Restricted Subsidiaries Net Assets and Net Earnings*
101
The following materials from GCI, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statement of Equity; and (v) Notes to Condensed Consolidated Financial Statements *

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, LLC

Signature	Title	Date

/s/ Gregory B. Maffei	President and Chief Executive Officer	November 8, 2018
Gregory B. Maffei	(Principal Executive Officer)

/s/ Mark D. Carleton	Chief Financial Officer	November 8, 2018
Mark D. Carleton	(Principal Financial Officer and Principal Accounting Officer)