Form 10-K
period 2018-12-31
GCI, LLC
filed 2019-02-28
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
 Commission File No. 000-05890
GCI, LLC
(Exact name of Registrant as specified in its charter)

State of Delaware	92-0072737
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

12300 Liberty Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (720) 875-5900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.504 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of January 31, 2019, GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2)

GCI, LLC
2018 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

General Development of Business

GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc. On April 4, 2017, Liberty Interactive Corporation, now known as Qurate Retail, Inc. ("Qurate Retail"), entered into an Agreement and Plan of Reorganization (as amended, the "reorganization agreement" and the transactions contemplated thereby, the "Transactions") with GCI, LLC's parent company, General Communication, Inc. ("GCI"), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Qurate Retail ("LI LLC"). Pursuant to the reorganization agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc. ("GCI Liberty")) and effected a reclassification and auto conversion of its common stock. Following these events, Qurate Retail acquired GCI Liberty on March 9, 2018 through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to its Ventures Group (following the reattribution by Qurate Retail of certain assets and liabilities from its Ventures Group to its QVC Group) were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty (the "contribution"). Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interests in Liberty Broadband Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. ("LendingTree"), the Evite, Inc. ("Evite") operating business and other assets and liabilities (collectively, "HoldCo"), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A common stock and a number of shares of GCI Liberty Class B common stock equal to the number of outstanding shares of Qurate Retail's Series A Liberty Ventures common stock and Qurate Retail's Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

The contribution was treated as a reverse acquisition under the acquisition method of accounting in accordance with generally accepted accounting principles in the United States ("GAAP"). For accounting purposes, HoldCo is considered to have acquired GCI, LLC's parent company, GCI Liberty, in the contribution based, among other considerations, upon the fact that in exchange for the contribution of HoldCo, Qurate Retail received a controlling interest in the combined company of GCI Liberty.

Following the contribution and acquisition of GCI Liberty, Qurate Retail effected a tax free separation of its controlling interest in the combined company, GCI Liberty, to the holders of Qurate Retail's Liberty Ventures common stock in full redemption of all outstanding shares of such stock (the "HoldCo Split-Off"), in which each outstanding share of Qurate Retail's Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Qurate Retail's Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock. In July 2018, the Internal Revenue Service ("IRS") completed its review of the HoldCo Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

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

We refer to the combination of GCI Holdings, LLC (“GCI Holdings”), an indirect wholly-owned subsidiary of GCI, LLC, non controlling interests in Liberty Broadband, Charter and LendingTree, a controlling interest in Evite, and certain other assets and liabilities as the “Company”, “us”, “we” and “our.”

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's business, product and marketing strategies; new service offerings; revenue growth; the recoverability of the Company's goodwill and other long-lived assets; the Company's projected sources and uses of cash; renewal of licenses; the effects of regulatory developments; the Rural Healthcare Program; the new customer billing system and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	The ability of the Company to successfully integrate and recognize anticipated efficiencies and benefits from the Transactions;

•	customer demand for the Company's products and services and the Company's ability to adapt to changes in demand;

•	the ability of GCI Holdings to recognize anticipated efficiencies and benefits from its new billing system;

•	competitor responses to the Company's and its businesses' products and services;

•	the levels of online traffic to the Company's businesses' websites and its ability to convert visitors into consumers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission ("FCC"), and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	domestic and international economic and business conditions and industry trends, specifically the state of the Alaska economy;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	rapid technological changes;

•
failure to protect the security of personal information about the Company's and its businesses' customers, subjecting the Company and its businesses to potentially costly government enforcement actions or private litigation and reputational damage; and

•	the regulatory and competitive environment of the industries in which the Company operates.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.  When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report.  Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

This Annual Report includes information concerning companies in which the Company has controlling and non-controlling interests that file reports and other information with the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC.  If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov.  Those reports and other information are not incorporated by reference in this Annual Report.

Narrative Description of Business

The following table identifies the Company's more significant subsidiaries and minority investments:

Consolidated Subsidiaries
GCI Holdings, LLC
Evite, Inc.

Equity Method Investments
Liberty Broadband Corporation (Nasdaq: LBRDA; LBRDK)
LendingTree, Inc. (Nasdaq: TREE)

GCI Holdings, LLC

GCI Holdings, LLC, a wholly owned subsidiary of the Company, provides a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under the GCI brand. Due to the unique nature of the markets it serves, including harsh winter weather and remote geographies, its customers rely extensively on its systems to meet their communication and entertainment needs.

Since its founding in 1979 as a competitive long distance provider, GCI Holdings has consistently expanded its product portfolio and facilities to become the leading integrated communication services provider in markets it serves. Its facilities include redundant and geographically diverse digital undersea fiber optic cable systems linking its Alaska terrestrial networks to the networks of other carriers in the lower 48 contiguous states and a statewide wireless network.

Throughout its history, GCI Holdings has successfully added and expects to continue to add new products to its product portfolio.  GCI Holdings has a demonstrated history of new product evaluation, development and deployment for its customers, and it continues to assess revenue-enhancing opportunities that create value for its customers.  Where feasible and where economic analysis supports geographic expansion of its network coverage, it is currently pursuing or expects to pursue opportunities to increase the scale of its facilities, enhance its ability to serve existing customers’ needs and attract new customers. Additionally, due to the unique market conditions in Alaska, GCI Holdings, and in some cases its customers, participate in several federal (and to a lesser extent locally) subsidized programs designed to financially support the implementation and purchase of telecommunications services in high cost areas. With these programs GCI Holdings has been able to expand its network into previously undeveloped areas of Alaska and offer comprehensive communications services in many rural parts of the state where it would not otherwise be able to construct facilities within appropriate return-on-investment requirements.

GCI Holdings' revenue was comprised of 49% from data services, 22% from wireless services and 29% from video, voice and other services from March 9, 2018 through December 31, 2018.

GCI Holdings has a history of making and integrating acquisitions of telecommunications providers and other providers of complementary services.  Its management team will continue to actively pursue and make investments that it believes fit with its strategy and networks and that enhance earnings.

GCI Holdings sells new and enhanced services and products to its existing customer base to achieve increased revenue and penetration of its services.  Through close coordination of its customer service and sales and marketing efforts, its customer service representatives suggest to its customers other services they can purchase or enhanced versions of services they already purchase.  Many calls into the customer service centers or visits into one of the retail stores result in sales of additional services and products.

GCI Holdings operates its own customer service department and has empowered its customer service representatives to handle most service issues and questions on a single call.  GCI Holdings prioritizes its customer services to expedite handling of its most valuable customers’ issues, particularly for its largest commercial customers.  GCI Holdings believes its integrated approach to customer service, including service set-up, programming various network databases with the customer’s information, installation, and ongoing service, allows it to provide a customer experience that fosters customer loyalty.

GCI Holdings continues to expand and evolve its integrated network for the delivery of its services.  GCI Holdings' bundled strategy and integrated approach to serving customers creates efficiencies of scale and maximizes network utilization.  By offering multiple services, GCI Holdings is better able to leverage its network assets and increase returns on its invested capital.  GCI Holdings periodically evaluates its network assets and continually monitors technological developments that it can potentially deploy to increase network efficiency and performance.

GCI Holdings does not hold franchises (with the exception of video services as described below) or concessions for communications services or local access services. GCI Holdings holds a number of federally registered service marks used by its business.  It owns two utility patents issued in 2017 pertaining to device diagnostics and network connectivity. The Communications Act of 1934, as amended (the "Communications Act"), gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications. GCI Holdings holds licenses for its satellite and microwave transmission facilities for provision of long-distance services. GCI Holdings holds various licenses for spectrum and broadcast television use. These licenses may be revoked and license renewal applications may be denied for cause. However, GCI Holdings expects these licenses to be renewed in due course when, at the end of the license period, a renewal application will be filed.

GCI Holdings has licenses for earth stations that are generally licensed for fifteen years. The FCC also issues a single blanket license for a large number of technically identical earth stations. Its operations may require additional licenses in the future.

GCI Holdings is certified through the Regulatory Commission of Alaska ("RCA") to provide local, long distance, and video service by Certificates of Public Convenience and Necessity (“CPCN”). These CPCNs are nonexclusive certificates defining each authorized service area. Although CPCNs have no stated expiration date, they may be revoked due to cause.

Facilities. GCI Holdings operates a modern, competitive communications network providing switched and dedicated voice and broadband services. Its fiber network employs digital transmission technology over its fiber optic facilities within Alaska and between Alaska and the lower 48 states.

GCI Holdings serves many rural and remote Alaska locations solely via satellite communications. It operates a hybrid fiber optic cable and digital microwave system (“TERRA”) linking Anchorage with the Bristol Bay, Yukon-Kuskokwim, and northwest regions of the state.

GCI Holdings owns and operates a statewide network providing voice and data services to the urban and rural communities of Alaska. Its statewide wireless network provides 4G LTE data service, EVDO, 3G UMTS/HSPA+, 2G CDMA, and 2G GSM/EDGE service. It continues to expand and upgrade these services to provide a modern network for Alaska.

GCI Holdings' dedicated Internet access and Internet protocol data services are delivered to an Ethernet port located at the service end-point. GCI Holdings' management platform continuously monitors the network and service end-points for performance. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access network elements and service end-points, permitting changes in configuration without the need to physically be at the service end-point. This management platform allows GCI Holdings to offer network monitoring and management services to businesses and governmental entities.

GCI Holdings' video businesses are located throughout Alaska and serve the majority of the population. Its facilities include hybrid-fiber-coax plant and head-end distribution equipment. The majority of its locations on the fiber routes are served from head-end distribution equipment in Anchorage. All of its cable systems are completely digital.

Evite

Evite is a digital invitation platform focused on bringing people together. With thousands of free and premium customizable designs which can be sent by email or text message, Evite makes celebrating face-to-face easier and more memorable for its over one hundred million annual users and their guests. The company has sent nearly 3 billion invitations. Real-time messaging and RSVP tracking continue to make planning easier. Evite generates revenue primarily from the sale of digital advertising for publication on its platform, including custom display advertising, native advertising content, custom video and brand partnerships. Evite conducts advertising sales through its direct regional sales teams and programmatically through ad exchanges. Additionally, through Evite® Donations which has raised over $10 million dollars, users can invite guests to support a favorite charity or personal cause without leaving their invitation. Launched in 1998, Evite is headquartered in Los Angeles. Evite's competitors include Paperless Post and various social media platforms.

Liberty Broadband

Liberty Broadband consists of its wholly owned subsidiary Skyhook Holding, Inc. (“Skyhook”) and an interest in Charter Communications, Inc. ("Charter"). Skyhook provides mobile positioning and contextual location intelligence solutions.

Charter is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 28.1 million residential and small and medium business customers at December 31, 2018. Charter also recently launched its Spectrum mobile services to residential customers. In addition, Charter sells video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology (“IT”) solutions to large enterprise customers. Charter also owns and operates regional sports networks and local sports, news and community channels.

The Company owns an approximate 23.5% economic interest in Liberty Broadband as of December 31, 2018. Due to overlapping boards of directors and management, the Company has been deemed to have significant influence over Liberty Broadband (for accounting purposes) even though the Company does not have any voting rights (see note 7 of the Company's consolidated financial statements found in Part II of this report for additional information). The Company has elected to apply the fair value option for its investment in Liberty Broadband as it is believed that the Company’s investors value this investment based on the trading price of Liberty Broadband.

LendingTree

LendingTree operates an online loan marketplace for consumers seeking loans and other credit-based offerings. LendingTree offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loans, lines of credit, reverse mortgage loans, auto loans, credit cards, personal loans, deposit accounts, student loans, small business loans and other related offerings. LendingTree primarily seeks to match in-market consumers with multiple lenders on its marketplace who can provide them with competing quotes for the loans, deposits or credit-based offerings they are seeking. LendingTree also serves as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer loan inquiries it generates with these lenders. LendingTree is headquartered in Charlotte, North Carolina.

The Company owns approximately 26.6% of the outstanding common stock of LendingTree as of December 31, 2018. The Company has entered into an agreement with LendingTree pursuant to which, among other things, it has the right to nominate 20% of the members of LendingTree’s board of directors.  The Company has nominated two of the ten current board members.

Regulatory Matters

The Company's businesses are subject to substantial government regulation and oversight.  The following summary of regulatory issues does not purport to describe all existing and proposed federal, state, and local laws and regulations, or judicial and regulatory proceedings that affect the Company's businesses.  Existing laws and regulations are reviewed frequently by legislative bodies, regulatory agencies, and the courts and are subject to change.  The Company cannot predict at this time the outcome of any present or future consideration of proposed changes to governing laws and regulations.

Wireless Services and Products

General. The FCC regulates the licensing, construction, interconnection, operation, acquisition, and transfer of wireless network systems in the United States pursuant to the Communications Act.  The Company's wireless licensee subsidiaries are subject to regulation by the FCC, and must comply with certain build-out and other license conditions, as well as with the FCC’s specific regulations governing wireless services.  The FCC does not currently regulate rates for services offered by commercial mobile radio service providers (the official legal description for wireless service providers).

Commercial mobile radio service wireless systems are subject to Federal Aviation Administration ("FAA") and FCC regulations governing the location, lighting, construction, modification, and registration of antenna structures on which GCI Holdings' antennas and associated equipment are located and are also subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from wireless handsets and antennas.

Universal Service. The High Cost Program of the Universal Service Fund ("USF") pays Eligible Telecommunications Carriers ("ETCs") to support the provision of facilities-based wireless telephone service in high cost areas. A wireless carrier may seek ETC status so that it can receive support from the USF.  Under FCC regulations and RCA orders, GCI Holdings is an authorized ETC for purposes of providing wireless telephone service in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, and other small areas throughout Alaska. Without ETC status, GCI Holdings would not qualify for USF support in these areas or other rural areas where it proposes to offer facilities-based wireless telephone services, and its net cost of providing wireless telephone services in these areas would be materially adversely affected.

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

On December 1, 2017, the FCC released a Fourth Report and Order to reform and modernize the USF’s Lifeline program ("Lifeline Order").  The Lifeline program is administered by the Universal Service Administrative Company ("USAC") and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates. The current Lifeline program provides an enhanced $25 monthly subsidy to qualifying subscribers that live on tribal lands ("Enhanced Tribal Subsidy"), which includes all of Alaska. The Lifeline Order adopted several reforms, but, most significantly, it limited the Enhanced Tribal Subsidy to only those subscribers living in "rural" tribal areas. On February 1, 2019, the United States Court of Appeals for the D.C. Circuit ("D.C. Circuit") vacated the Lifeline Order as arbitrary and capricious, remanding the matter to the FCC for a new notice-and-comment-rulemaking proceeding.

Interconnection.  GCI Holdings has completed negotiations and the RCA has approved current direct wireless interconnection agreements with all of the major Alaska Incumbent Local Exchange Carriers ("ILECs").  These are in addition to indirect interconnection arrangements utilized elsewhere.

See “Narrative Description of Business — Regulatory Matters — Wireline Voice Services and Products — Regulatory Regime Applicable to IP-based Networks” for more information.

Emergency 911. The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 (“E911”) services that provide to local public safety dispatch agencies the caller’s phone number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location, either by means of network-based or handset-based technologies, within accuracy parameters revised by the FCC, to be implemented over a phase-in period.  Due to Alaska’s relatively low population and low cell-site densities, GCI Holdings has excluded certain areas from E911 coverage where cell triangulation is not feasible, pursuant to FCC rule.  GCI Holdings has also filed for a waiver, which remains pending, for remaining areas where triangulation may be technically feasible, but where the cell-site densities are insufficient to reach the FCC’s standard. The FCC also imposed requirements to allow users to text-to-911 if the local public safety dispatch agency requests and is able to receive such texts. GCI Holdings has developed a text-to-911 technical solution and has certified to the FCC that it is now capable of meeting the FCC requirements. Providers may not demand cost recovery as a condition of providing E911, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments.

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

Data Services and Products

General. There is no one entity or organization that governs the global operation of the Internet. Each facilities-based network provider that is interconnected with the global Internet controls operational aspects of its own network. Certain functions, such as IP addressing, domain name routing, and the definition of the TCP/IP protocol, are coordinated by an array of quasi-governmental, intergovernmental, and non-governmental bodies. The legal authority of these bodies is not precisely defined.

The vast majority of users connect to the Internet over facilities of existing communications carriers. Those communications carriers are subject to varying levels of regulation at both the federal and state level. Thus, non-Internet-specific regulatory decisions exercise a significant influence over the economics of the Internet market.

Many aspects of the coordination and regulation of Internet activities and the underlying networks over which those activities are conducted are evolving. Internet-specific and non-Internet-specific changes in the regulatory environment, including changes that affect communications costs or increase competition from ILECs or other communications services providers, could adversely affect our costs and the prices at which GCI Holdings sells Internet-based services.

On February 26, 2015, the FCC adopted an order reclassifying Internet service as a telecommunications service under Title II of the Communications Act. This order prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users' and edge providers’ ability to send traffic to, from, and among each other. The order also strengthened the FCC’s transparency rules, which require accurate and truthful service disclosures, sufficient for consumers to make informed choices, for example, about speed, price and fees, latency, and network management practices. The order allowed broadband providers to engage in reasonable network management, including using techniques to address traffic congestion. These rules applied equally to wired and wireless broadband services. The order refrained from applying rate regulation and tariff requirements on broadband services.  On January 4, 2018, the FCC released an order that returned to a Title I classification of Internet service and eliminated many of the requirements described above. There are various efforts in Congress, through the federal courts of appeal, and through state legislation to re-impose the rules adopted in 2015. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, which establishes many of the requirements adopted by the FCC in 2015. California has agreed not to enforce the new law pending the resolution of a petition for review of the FCC’s January 4, 2018 order in the D.C. Circuit, and any subsequent proceedings before the U.S. Supreme Court. While GCI Holdings does not believe that the 2015 FCC order conflicts with its existing practices or offerings, the re-imposition of that regulatory framework would impose regulatory burdens, likely would increase its costs, and could adversely affect the manner and price of providing service.

On October 27, 2016, the FCC adopted rules governing how broadband internet access service providers may use and disclose certain customer information. Those rules were more restrictive in certain respects than the rules that apply to other entities in the internet economy, including Google and Facebook. On April 3, 2017, the President signed Pub. Law 115-22, which repealed the FCC’s rules under the Congressional Review Act. Various efforts in Congress, at the FTC, and in state legislatures seek to regulate how service providers in the internet economy may use and disclose customer information. Those efforts could impact GCI Holdings ability to use customer data and impose costs and operational challenges.

Rural Health Care Program. The USF Rural Health Care ("RHC") Program subsidizes the rates for services provided to rural health care providers. In November 2017, USAC requested further information in support of the rural rates charged to a number of GCI Holdings' RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI Holdings received a letter from the FCC's Wireline Competition Bureau (“Bureau”) notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million. The FCC also informed

GCI Holdings that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the letter from the Bureau, GCI Holdings filed an Application for Review of the Bureau’s decision with the FCC. In the third quarter of 2018, GCI Holdings recorded a $19.1 million reduction in its receivables balance as part of its acquisition accounting and recorded a reduction in revenue in the current period for the funding year that ended on June 30, 2018 of approximately $8.6 million. GCI Holdings expects to reduce future RHC program revenue by a similar rate as to the funding year that ended on June 30, 2018, which based on a current run rate would approximate $7 million per quarter until it can reach a final resolution with the FCC regarding the funding amounts.

On March 15, 2018, USAC announced that the funding requests for the year that runs July 1, 2017 through June 30, 2018 exceeded the funding available for the RHC Program. Since that time, on June 25, 2018, the FCC issued an order resulting in an increase of the annual RHC Program funding cap from $400 million to $571 million and applied it to the funding year that ended on June 30, 2018. The FCC also determined that it would annually adjust the RHC Program funding cap for inflation, beginning with the funding year ending on June 30, 2019 and carry-forward unused funds from past funding years for use in future funding years. As a result, aggregate funding was available to pay in full the approved funding under the RHC program for the funding year ended on June 30, 2018.

In addition, on March 23, 2018, GCI Holdings received a separate letter of inquiry and request for information from the Enforcement Bureau of the FCC, to which it is in the process of responding. This inquiry into the rates charged by GCI Holdings is still pending, and presently it is unable to assess the ultimate resolution of this matter. The ongoing uncertainty in program funding could have an adverse effect on its business, financial position, results of operations or liquidity.

On November 30, 2018, GCI Holdings received multiple funding denial notices from USAC, denying requested funding from the RHC Program operated by a rural health customer (the “Customer”) for the funding year that ended on June 30, 2018. At the rates approved by the Bureau in a letter received on October 10, 2018, the funding at issue under the denials is approximately $13 million. In November 2017, USAC requested information from the Customer related to bidding process documentation for two separate service contracts GCI Holdings has with the Customer. Although the Customer timely responded, USAC found that bids previously received were not submitted with the original funding request and/or that bidding information submitted was related to the wrong bidding year. The Customer filed an appeal with USAC on January 29, 2019. At this time, GCI Holdings has no reason to believe that there was any violation of the FCC’s competitive bidding rules, but without further information from the Customer and/or USAC, it cannot assess whether the USAC denials will be overturned. If the denial notices are upheld for reasons relating to the Customer’s competitive bidding process, funding issued under one or both contracts for prior years could be subject to further review, as well as funding for services already being delivered or to be delivered for the period from July 1, 2018 through June 30, 2019. GCI Holdings has accounts receivable of approximately $18 million outstanding as of December 31, 2018 associated with these two service contracts. The outstanding accounts receivable includes the approximate $13 million of funding at issue as discussed above and additional amounts for services provided for the period from July 1, 2018 through December 31, 2018. Given the uncertainty of whether the USAC denials will be overturned, it is reasonably possible that GCI Holdings may incur a loss. The amount of a potential loss could range from zero to the full amount of the accounts receivable balance as of December 31, 2018. No amount within this range of a potential loss is a better estimate than any other amount. Accordingly, no loss was recorded as of December 31, 2018 given the minimum amount in the range is zero.

In addition, on December 4, 2018, the FCC issued a public notice seeking further comment on an earlier proposal to determine the rural rates for services supported by the RHC Program in a different manner than it does today. GCI Holdings and others submitted comments on January 30, 2019, but GCI Holdings cannot assess at this time the substance, impact on funding, or timing of any future rule changes that may be adopted by the FCC.

Schools and Libraries Program. In 2014, the FCC adopted orders modernizing the USF Schools and Libraries Program ("E-Rate"). These orders, among other things, increased the annual E-Rate cap by approximately $1.5 billion, designated funds for internal connections within schools and libraries, and eliminated funding for certain legacy services, such as voice, to increase the availability of 21st century connectivity to support digital learning in schools nationwide. These orders did not have a material effect on the overall E-Rate support available to GCI Holdings' schools and libraries customers, and therefore did not materially affect its revenue from such customers.

Other Federal Activities. Congress and certain federal agencies are considering ways to streamline federal permitting obligations and to provide additional financial support for broadband services in areas that are difficult to serve. GCI Holdings continues to monitor these activities and cannot predict at this time whether those efforts will make a material difference on its ability to deploy broadband infrastructure.

Video Services and Products

General. Because video communications systems use local streets and rights-of-way, they generally are operated pursuant to franchises (which can take the form of certificates, permits or licenses) granted by a municipality or other state or local government entity. The RCA is the franchising authority for all of Alaska. GCI Holdings believes that it has generally met the terms of its franchises, which do not require periodic renewal, and have provided quality levels of service. Military franchise requirements also affect its ability to provide video services to military bases.

Must Carry/Retransmission Consent. The Cable Television Consumer Protection Act of 1992 (the "1992 Cable Act") contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for “retransmission consent” to carry the station.

The FCC has adopted rules to require cable operators to carry the digital programming streams of broadcast television stations. Further, the FCC has declined to require any cable operator to carry multiple digital programming streams from a single broadcast television station, but should the FCC change this policy, GCI Holdings would be required to devote additional cable capacity to carrying broadcast television programming streams, a step that could require the removal of other programming services.

Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators. The RCA, however, does not use the federal formula and instead has adopted its own formula that has been in place since 1987. This formula could be subject to further revisions upon petition to the RCA.  In addition, in 2011, the FCC adopted an order to rationalize different pole attachment rates among types of services, and on November 17, 2015, took further steps to bring telecommunications and cable pole attachment rates into parity. Though the general purpose of the rule changes was to ensure pole attachment rates as low and as uniform as possible, GCI Holdings does not expect the rules to have an immediate impact on the terms under which it accesses poles. GCI Holdings cannot predict the likelihood of the RCA changing its formula, adopting the federal formula, or relinquishing its oversight of pole attachments to the FCC, any of which could increase the cost of its operations.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review.  GCI Holdings cannot predict the outcome of this legislative review, which could adversely affect its ability to obtain desired broadcast programming. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

Wireline Voice Services and Products

General. As an interexchange carrier, GCI Holdings is subject to regulation by the FCC and the RCA as a non-dominant provider of interstate, international, and intrastate long-distance services.  As a state-certificated competitive local exchange carrier, GCI Holdings is subject to regulation by the FCC and the RCA as a non-dominant provider of local communications services.  Military franchise requirements also affect GCI Holdings' ability to provide communications services to military bases.

Universal Service. The USF pays ETCs to support the provision of facilities-based wireline telephone service in high cost areas. Under FCC regulations and RCA orders, GCI Holdings is an authorized ETC for purposes of providing wireline local exchange service in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, and other small areas throughout Alaska. Without ETC status, GCI Holdings would not qualify for USF support in these areas or other rural areas where it proposes to offer facilities-based wireline telephone services, and its net cost of providing local telephone services in these areas would be materially adversely affected. See “Description of Our Business - Regulation - Wireless Services and Products - Universal Service” for information on USF reform.

Rural Exemption and Interconnection. A Rural Telephone Company is exempt from compliance with certain material interconnection requirements under Section 251(c) of the 1996 Telecom Act, including the obligation to negotiate Section 251(b) and (c) interconnection requirements in good faith, unless and until a state regulatory commission lifts such “rural exemption” or otherwise finds it not to apply.  All ILECs in Alaska are Rural Telephone Companies except Alaska Communications Systems Group, Inc.'s (“ACS”) in its Anchorage study area.  GCI Holdings participated in numerous proceedings regarding the rural exemptions of various ILECs in order to achieve the necessary interconnection agreements with the remaining ILECs. In other cases the interconnection agreements were reached by negotiation without regard to the implications of the ILEC’s rural exemption.

GCI Holdings has completed negotiation and/or arbitration of the necessary interconnection provisions and the RCA has approved current wireline Interconnection Agreements between GCI Holdings and all of the major ILECs. GCI Holdings has entered all of the major Alaskan markets with local access services.

See “Narrative Description of Business — Competition — Voice Services and Products Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks.  In 2011, the FCC released rules to restructure and reduce over time terminating interstate access charges, along with a proposal to adopt similar reforms applicable to originating interstate access charges.  The details of implementation in general and between different classes of technology continue to be addressed, and could affect the economics of some aspects of GCI Holdings' business. GCI Holdings cannot predict at this time the impact of this implementation or future implementation of adopted reforms, but GCI Holdings does not expect it to have a material adverse impact on its operations.

Unbundled Network Elements. The ability to obtain unbundled network elements ("UNEs") is an important element of GCI Holdings' local access services business. There is an open proceeding before the FCC to consider changes to UNE obligations. GCI Holdings cannot predict the extent to which existing FCC rules governing access to and pricing for UNEs will be changed in the face of additional legal action and the impact of any further rule modifications that are yet to be determined by the FCC. Moreover, the future regulatory classification of services that are transmitted over facilities may impact the extent to which GCI Holdings will be permitted access to such facilities.  Changes to the applicable regulations could result in a change in its cost of serving new and existing markets. On July 7, 2017, ACS filed a petition in which it asked the FCC to regulate GCI Holdings as an ILEC pursuant to section 251(h)(2) of the Communications Act, including the requirement to provide competitors with access to unbundled network elements. GCI Holdings cannot predict at this time the outcome of this proceeding. However, grant of the petition in its entirety may subject GCI Holdings to regulatory burdens that could materially impact its costs.

Local Regulation. GCI Holdings may be required to obtain local permits for street opening and construction permits to install and expand its networks. Local zoning authorities often regulate GCI Holdings' use of towers for microwave and other communications sites. GCI Holdings is also subject to general regulations concerning building codes and local licensing. The Communications Act requires that fees charged to communications carriers be applied in a competitively neutral manner, but there can be no assurance that ILECs and others with whom GCI Holdings will be competing will bear costs similar to those it bears in this regard.

Regulatory Regime Applicable to IP-based Networks. In 2014, the FCC adopted an order calling for experiments to examine how best to accelerate the technological and regulatory transitions from traditional TDM-based networks to IP-based technologies.  Although no entity has proposed conducting a technology transition experiment in GCI Holdings' service territory in response to the FCC’s 2014 order, additional proposals for experiments are possible. GCI Holdings cannot predict whether additional proposals for experiments might be submitted to the FCC nor any resulting proceedings or their effect on it. The FCC also has other open dockets through which it might make changes to the regulatory regime applicable to IP-based networks. A change in regulatory obligation or classification that interferes with GCI Holdings' ability to exchange traffic with other providers, that raises the cost of doing so, or that adversely affects eligibility for USF support could materially affect GCI Holdings' net cost of and revenue from providing local services.

Environmental Regulations

GCI Holdings undertakes activities that may, under certain circumstances, affect the environment. Accordingly, they may be subject to federal, state, and local laws designed to preserve or protect the environment, including the Clean Water Act and the Emergency Planning and Community Right-to-Know Act.  The FCC, Bureau of Land Management, U.S. Forest

Service, U.S. Fish and Wildlife Service, U.S. Army Corps of Engineers, Bureau of Indian Affairs, and National Park Service are among the federal agencies required by the National Environmental Policy Act of 1969 and National Historic Preservation Act to consider the environmental impact of actions they authorize, including facility construction.

The principal effect of GCI Holdings' facilities on the environment would be in the form of construction of facilities and networks at various locations in Alaska and between Alaska, Washington, and Oregon.  GCI Holdings' facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable.  GCI Holdings obtains federal, state, and local permits, as required, for its projects and operations. GCI Holdings is unaware of any material violations of federal, state or local regulations or permits.

Competition

The Company operates in intensely competitive industries and competes with a number of companies that provide a broad range of communication, entertainment, and information products and services. Technological changes are further intensifying and complicating the competitive landscape and consumer behavior.

Retail Wireless Services and Products Competition
The Company competes with AT&T, Verizon, and community or regional-based wireless providers, and resellers of those services in Anchorage and other markets. Regulatory policies favor robust competition in wireless markets.  Wireless local number portability helps to maintain a high level of competition in the industry because it allows subscribers to switch carriers without having to change their telephone numbers.

The communications industry continues to experience significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations.  Accordingly, the Company expects competition in the wireless communications industry to continue to be dynamic and intense as a result of the development of new technologies, services and products.

The national wireless carriers with whom the Company competes, AT&T and Verizon, have resources that are greater than the Company's resources.  These companies have significantly greater capital, financial, marketing, human capital, distribution and other resources than the Company.  Specifically, as a regional wireless carrier the Company may not have immediate access to some wireless handsets that are available to these national wireless carriers.

The Company competes for customers based principally upon price, service bundles, the services and enhancements offered, network quality, customer service, billing services, statewide network coverage and capacity, the type of wireless handsets offered, and perceived quality, reliability and availability.  The Company's ability to compete successfully will depend, in part, on its marketing efforts and its ability to anticipate and respond to various competitive factors affecting the industry.

Data Services and Products Competition
The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price, service bundles, the services and enhancements offered, the technologies used, customer service, billing services, and perceived quality, reliability and availability.  The Company competes with other providers some of which are headquartered outside of Alaska and have substantially greater financial, technical and marketing resources.

The Company expects to continue to provide, at reasonable prices and in competitive bundles, a greater variety of data services than are available through other alternative delivery sources.  Additionally, the Company believes it offers superior technical performance and speed, and responsive community-based customer service.  Increased competition, however, may adversely affect the Company's market share and results of operations from its data services product offerings.

Presently, there are a number of competing companies in Alaska that actively sell and maintain data and voice communications systems.  The Company's ability to integrate communications networks and data communications equipment has allowed it to maintain its market position based on customer support services rather than price competition alone.  These services are blended with other transport products into unique customer solutions, including managed services and outsourcing.

Video Services and Products Competition
The Company's video systems face competition from services and devices that offer distribution of movies, television shows and other video programming, using alternative methods such as Internet video streaming and direct broadcast satellite ("DBS").  The Company's video systems also face competition from potential overbuilds of its existing cable systems.  The extent to which the Company's video systems are competitive depends, in part, upon its ability to provide quality programming and other services at competitive prices.

Internet video streaming is a major source of competition for the Company's video services.  Additionally, some online video services produce or acquire their own original content. However, as a major Internet-provider, the competition may result in additional data service subscriber revenue for the Company to the extent it grows average Internet revenue per subscriber.

The DBS industry is another major source of competition for the Company's video services.  Two major companies, AT&T-owned DIRECTV and DISH DBS Corporation, are currently offering high-power DBS services in Alaska.

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

The Company expects to continue to provide, at reasonable prices and in competitive bundles, a greater variety of video services than are available off-air or through other alternative delivery sources.  Additionally, the Company believes it offers superior technical performance and responsive community-based customer service.  Increased competition, however, may adversely affect the Company's market share and results of operations from its video services product offerings.

Voice Services and Products Competition
The Company's most significant competition for local access and long-distance comes from wireless substitution and voice over Internet protocol services. Wireless local number portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers.  A growing number of consumers now use wireless service as their primary voice phone service for local calling. The Company also competes against ILECs, long-distance resellers and certain smaller rural local telephone companies for local access and long-distance. The Company has competed by offering what it believes is excellent customer service and by providing desirable bundles of services.

See “Regulatory Matters — Wireline Voice Services and Products” above for more information.

Employees

GCI, LLC currently does not have any corporate employees. Liberty Media Corporation ("Liberty Media") provides GCI, LLC with certain management services pursuant to a services agreement between Liberty Media and GCI Liberty and certain of Liberty Media’s corporate employees and executive officers provide services to GCI, LLC for a determined fee. As of December 31, 2018, the Company's consolidated subsidiaries had an aggregate of approximately 2,270 full and part-time employees and the Company is not party to any union contracts with its employees. The Company believes that its employee relations are good.

Item 1A. Risk Factors.

The risks described below and elsewhere in this Annual Report on Form 10-K are not the only ones that relate to our businesses or our capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

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

The historical financial information of our Company as presented in our filings under the Exchange Act, including our

Forms 10-K and 10-Q, made prior to the completion of the Transactions includes only the financial information of our pre-Transaction legacy operations (the “pre-Transaction GCI financial information”). Due to the treatment of a portion of the Transactions as a “reverse acquisition” under the acquisition method of accounting in accordance with GAAP, for accounting purposes, Holdco was considered to acquire GCI Liberty (the entity formerly known as GCI) in the Transactions. Therefore, the historical financial information of the Company is the historical financial information of HoldCo, and not the pre-Transaction GCI financial information. As a result, neither the current historical financial information of our Company nor the pre-Transaction GCI financial information is representative of our future financial position, future results of operations or future cash flows, nor do they reflect what our financial position, results of operations or cash flows would have been as a combined, stand-alone company, pursuing independent strategies, during the periods presented.

Our Company will conduct its operations to maintain its exclusion from the 40 Act, but nevertheless, may become subject to the Investment Company Act of 1940.
Following the completion of the Transactions, GCI, LLC is in the business of selling communications and entertainment services to subscribers, and its economic success will be based on its ability to retain current subscribers and attract new subscribers. Further, the GCI Holdings operating subsidiaries are expected to generate substantially all of the cash flow of the consolidated GCI, LLC. GCI, LLC intends to continue to conduct its operations so that neither it nor any of its subsidiaries is required to register as an investment company under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “40 Act”). To ensure that GCI, LLC does not become subject to regulation under the 40 Act, GCI, LLC may be limited in the type of assets that it may continue to own or acquire and, further, may need to dispose of or acquire certain assets (through a purchase, sale, merger or other transaction) at such times or on such terms as may be less favorable to GCI, LLC than if it were not required to enter into such transaction to maintain its exclusion from regulation under the 40 Act. If for any reason, however, GCI, LLC were to become subject to regulation under the 40 Act (such as due to significant accretion in the value of its interests in certain publicly traded securities coupled with a reduction in the value of the GCI Holdings operations or a change in circumstance which results in a reclassification of certain of its operating assets as investment securities for purposes of the 40 Act), after giving effect to any applicable grace periods, GCI, LLC may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to its corporate governance structure and financial reporting, and could restrict its activities going forward. In addition, if GCI, LLC were to become inadvertently subject to the 40 Act, any violation of the 40 Act could subject it to material adverse consequences, including potentially significant regulatory penalties and the possibility that certain of its contracts could be deemed unenforceable.

The market value of GCI, LLC's interests in publicly-traded securities may be affected by market conditions beyond its control that could cause it to record losses for declines in such market value.

Substantially all of the contributed HoldCo assets consist of equity interests in publicly-traded companies. The contributed HoldCo assets included shares of Charter valued at approximately $1.5 billion, as of December 31, 2018, and shares of Liberty Broadband, which is Charter's largest shareholder with a 25.01% voting interest in Charter, valued at approximately $3.1 billion, as of December 31, 2018. Our Company has no ability to exercise control over either Charter or Liberty Broadband, and therefore we cannot cause either investee to take actions which may be in the best interest of our Company and our investment in these companies. Although many of the risks described below relating to our operating business similarly affect Charter and Liberty Broadband, for additional information regarding the risks and uncertainties specific to Charter and Liberty Broadband, holders of GCI, LLC's securities should please see “Part I-Item 1A. Risk Factors-Factors Relating to Our Corporate History and Structure” and “Part I-Item 1A. Risk Factors-Factors Relating to Charter” of Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019. In addition, as of the completion of the Transactions, the contributed HoldCo assets included an interest in the publicly traded equity of LendingTree with a market value of approximately $756.2 million, as of December 31, 2018. The value of these interests may be affected by economic and market conditions that are beyond our control, and our ability to liquidate or otherwise monetize these interests without adversely affecting their value may be limited.

Factors Relating to Our GCI Holdings' Business and Future Results

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect the business operations of GCI Holdings, which we refer to as "GCI" in the following risk factors relating to the business of GCI Holdings.  Any of the following risks could materially and adversely affect our business, financial position, results of operations or liquidity.

GCI faces competition that may reduce our market share and harm our financial performance.

There is substantial competition in the telecommunications and entertainment industries.  Through mergers, various service integration strategies, and business alliances, major providers are striving to strengthen their competitive positions. GCI faces increased wireless services competition from national carriers in the Alaska market and increasing video services competition from DBS providers and over-the-top content providers who are often able to offer more flexible subscription packages and exclusive content.

We expect competition to increase as a result of the rapid development of new technologies, services and products.  We cannot predict which of many possible future technologies, products or services will be important to maintain GCI’s competitive position or what expenditures will be required to develop and provide these technologies, products or services.  GCI’s ability to compete successfully will depend on marketing and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, economic conditions and pricing strategies by competitors.  To the extent GCI does not keep pace with technological advances or fails to timely respond to changes in competitive factors in its industry and in its markets, GCI could lose market share or experience a decline in its revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services.  Competitive pressures also create challenges for its ability to grow new businesses or introduce new services successfully and execute its business plan.  GCI also faces the risk of potential price cuts by our competitors that could materially adversely affect its market share and gross margins.

GCI’s wholesale customers including its major roaming customers may construct facilities in locations where they contract with GCI to use its network to provide service on their behalf. We would experience a decline in revenue and net income if any of GCI’s wholesale customers constructed or expanded their existing networks in places where service is provided on GCI’s network. Some of GCI’s wholesale customers have greater access to financial, technical, and other resources than it does. GCI expects to continue to offer competitive alternatives to such customers in order to retain significant traffic on its network. We cannot predict whether such negotiations will be successful. GCI’s inability to negotiate such contracts could have a material adverse effect on our business, financial condition and results of operations.

If GCI experiences low or negative rates of subscriber acquisition or high rates of turnover, our financial performance will be impaired.

GCI is in the business of selling communications and entertainment services to subscribers, and its economic success is based on its ability to retain current subscribers and attract new subscribers. If GCI is unable to retain and attract subscribers, its and our financial performance will be impaired.  GCI’s rates of subscriber acquisition and turnover are affected by a number of competitive factors including the size of its service areas, network performance and reliability issues, its device and service offerings, subscribers’ perceptions of its services, and customer care quality. Managing these factors and subscribers’ expectations is essential in attracting and retaining subscribers. Although GCI has implemented programs to attract new subscribers and address subscriber turnover, we cannot assure you that these programs or GCI’s strategies to address subscriber acquisition and turnover will be successful. A high rate of turnover or low or negative rate of new subscriber acquisition would reduce revenue and increase the total marketing expenditures required to attract the minimum number of subscribers required to sustain GCI’s business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

GCI may be unable to obtain or maintain the roaming services it needs from other carriers to remain competitive.

Some of GCI’s competitors have national networks that enable them to offer nationwide coverage to their subscribers at a lower cost than GCI can offer. The networks GCI operates do not, by themselves, provide national coverage and GCI must pay fees to other carriers who provide roaming services to it. GCI currently relies on roaming agreements with several carriers for the majority of its roaming services.

The FCC requires commercial mobile radio service providers to provide roaming, upon request, for voice and SMS text messaging services on just, reasonable and non-discriminatory terms.  The FCC also requires carriers to offer data roaming services. The rules do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates.  If GCI were to lose the benefit of one or more key roaming or wholesale agreements unexpectedly, it may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and data roaming services for its customers or may be unable to provide such services on a cost-effective basis.  GCI’s inability to obtain new or replacement roaming services on a cost-effective basis may limit its ability to compete effectively for wireless customers, which may increase its turnover and decrease its revenue, which in turn could materially adversely affect our business, financial condition and results of operations.

GCI’s business is subject to extensive governmental legislation and regulation.  Applicable legislation and regulations and changes to them could adversely affect our business, financial position, results of operations or liquidity.

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

Although the Communications Act preempts state and local regulation of market entry and the rates charged by commercial mobile radio service providers, states may exercise authority over such things as certain billing practices and consumer-related issues.  These regulations could increase the costs of GCI’s wireless operations.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. FCC rules require all wireless licensees to meet certain build-out requirements and substantially comply with applicable FCC rules and policies and the Communications Act in order to retain their licenses.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  There is no guarantee that GCI’s licenses will be renewed.

Commercial mobile radio service providers must implement E911 capabilities in accordance with FCC rules.  While we believe that we are currently in compliance with such FCC rules, the failure to deploy E911 service consistent with FCC requirements could subject us to significant fines.

GCI uses tower facilities for the provision of its wireless services. The FCC, together with the FAA, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation.  The FCC requires local notice in any community in which an applicant is seeking FCC antenna structure registration to build a tower.  Local notice provides members of the community with an opportunity to comment on or challenge the tower construction for environmental reasons.  This rule could cause delay for certain tower construction projects.

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

On January 4, 2018, the FCC released an order that returned to a Title I classification of Internet service and eliminated many of the requirements described above. There are various efforts in Congress, through the federal courts of appeal, and through state legislation to re-impose net neutrality requirements or some variation thereof. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, which establishes many of the requirements adopted by the FCC in 2015. California has agreed not to enforce the new law pending the resolution of a petition for review of the FCC’s January 4, 2018 order in the D.C. Circuit, and any subsequent proceedings before the U.S. Supreme Court. We cannot predict whether the FCC or Congress will re-impose the 2015 rules or some variation thereof. It is possible that the FCC could interpret or apply any re-imposed rules in a way that has a material adverse effect on GCI’s business, financial position, results of operations, or liquidity.

Video Services. The cable television industry is subject to extensive regulation at various levels, and various aspects of such regulation often are the subject of judicial proceedings and administrative or legislative proposals. It is possible that rate reductions or refunds of previously collected fees may be required of GCI in the future.

Other existing federal regulations, currently the subject of judicial, legislative, and administrative review, could change, in varying degrees, the manner in which video systems operate. Neither the outcome of these proceedings nor their impact on the cable television industry in general, or on GCI’s activities and prospects in the cable television business in particular, can be predicted at this time. There can be no assurance that future regulatory actions taken by Congress, the FCC or other federal, state or local government authorities will not have a material adverse effect on GCI’s business, financial position, results of operations or liquidity.

Local Access Services. GCI’s success in the local telephone market depends on its continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are reasonable and that are based on the cost of providing these services. GCI’s ability to provide service in the local telephone market depends on its negotiation or arbitration with local exchange carriers to allow interconnection to the carrier’s existing local telephone network (in some Alaska markets at cost-based rates), to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to unbundled network elements. Future negotiations or arbitration proceedings with respect to new or existing markets could result in a change in GCI’s cost of serving these markets via the facilities of the Incumbent Local Exchange Carriers or via wholesale offerings. GCI’s local telephone services business faces the risk of unfavorable changes in regulation or legislation or the introduction of new regulations.

Loss of GCI’s ETC status would disqualify it for USF support.

The USF pays support to ETCs to support the provision of facilities-based wireline and wireless telephone service in high cost areas.  If GCI were to lose its ETC status in any of the study areas where it is currently an authorized ETC whether due to legislative or regulatory reform or its failure to comply with applicable laws and regulations, GCI would be ineligible to receive USF support for providing service in that area.  Loss of ETC status could have an adverse effect on our business, financial position, results of operations or liquidity.

Revenue and accounts receivable from USF support may be reduced or lost.

GCI receives support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 23% of the Company's revenue for the period following the date of the Transactions through December 31, 2018.  The support received by pre-Transaction GCI during prior years was comparable. GCI had USF net receivables of $91 million at December 31, 2018.  The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions.  Changes to any of the USF programs that GCI participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI's business and the Company's financial position, results of operations or liquidity.

In November 2017, USAC requested further information in support of the rural rates charged to a number of our RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI received a letter from the Bureau notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million. The FCC also informed GCI that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the letter from the Bureau, GCI filed an Application for Review of the Bureau’s decision with the FCC. In the third quarter of 2018, GCI recorded a $19.1 million reduction in its receivables balance as part of its acquisition accounting and recorded a reduction in revenue in the current period for the funding year that ended on June 30, 2018 of approximately $8.6 million. GCI expects to reduce future RHC program revenue by a similar rate as to the funding year that ended on June 30, 2018, which based on a current run rate would approximate $7 million per quarter until it can reach a final resolution with the FCC regarding the funding amounts.

On March 15, 2018, USAC announced that the funding requests for the year that runs July 1, 2017 through June 30, 2018 exceeded the funding available for the RHC Program. Since that time, on June 25, 2018, the FCC issued an order resulting in an increase of the annual RHC Program funding cap from $400 million to $571 million and applied it to the funding year that ended on June 30, 2018. The FCC also determined that it would annually adjust the RHC Program funding cap for inflation, beginning with the funding year ending on June 30, 2019 and carry-forward unused funds from past funding years for use in future funding years. As a result, aggregate funding was available to pay in full the approved funding under the RHC program for the funding year ended on June 30, 2018.

In addition, on March 23, 2018, GCI received a separate letter of inquiry and request for information from the Enforcement Bureau of the FCC, to which it is in the process of responding. This inquiry into the rates charged by GCI is still pending, and presently it is unable to assess the ultimate resolution of this matter. The ongoing uncertainty in program funding could have an adverse effect on its business, financial position, results of operations or liquidity.

On November 30, 2018, GCI received multiple funding denial notices from USAC, denying requested funding from the RHC Program operated by a rural health customer (the “Customer”) for the funding year that ended on June 30, 2018. At the rates approved by the Bureau in a letter received on October 10, 2018, the funding at issue under the denials is approximately $13 million. In November 2017, USAC requested information from the Customer related to bidding process documentation for two separate service contracts GCI has with the Customer. Although the Customer timely responded, USAC found that bids previously received were not submitted with the original funding request and/or that bidding information submitted was related to the wrong bidding year. The Customer filed an appeal with USAC on January 29, 2019. At this time, GCI has no reason to believe that there was any violation of the FCC’s competitive bidding rules, but without further information from the Customer and/or USAC, it cannot assess whether the USAC denials will be overturned. If the denial notices are upheld for reasons relating to the Customer’s competitive bidding process, funding issued under one or both contracts for prior years could be subject to further review, as well as funding for services already being delivered or to be delivered for the period from July 1, 2018 through June 30, 2019. GCI has accounts receivable of approximately $18 million outstanding as of December 31, 2018 associated with these two service contracts. The outstanding accounts receivable includes the approximate $13 million of funding at issue as discussed above and additional amounts for services provided for the period from July 1, 2018 through December 31, 2018. Given the uncertainty of whether the USAC denials will be overturned, it is reasonably possible that GCI may incur a loss. The amount of a potential loss could range from zero to the full amount of the accounts receivable balance as of December 31, 2018. No amount within this range of a potential loss is a better estimate than any other amount. Accordingly, no loss was recorded as of December 31, 2018 given the minimum amount in the range is zero.

In addition, on December 4, 2018, the FCC issued a public notice seeking further comment on an earlier proposal to determine the rural rates for services supported by the RHC Program in a different manner than it does today. GCI and others submitted comments on January 30, 2019, but GCI cannot assess at this time the substance, impact on funding, or timing of any future rule changes that may be adopted by the FCC.

GCI may not meet its performance plan milestones under the Alaska High Cost Order.

As an ETC, GCI receives support from the USF to support the provision of wireline local access and wireless service in high cost areas. On August 31, 2016, the FCC published the Alaska High Cost Order which requires GCI to submit to the FCC a performance plan with five-year and ten-year commitments.  If GCI is unable to meet the final performance plan milestones approved by the FCC it will be required to repay 1.89 times the average amount of support per location received over the ten-year term for the relevant number of locations that GCI failed to deploy to, plus ten percent of its total Alaska High Cost Order support received over the ten-year term. Inability to meet GCI’s performance plan milestones could have an adverse effect on its business, financial position, results of operations or liquidity.

GCI may lose USF high cost support if another carrier adds 4G LTE service in an area where it currently provides 4G LTE service.

Under the Alaska High Cost Order, the FCC adopted a process for revisiting after five years whether and to what extent there is duplicative support for 4G LTE service in rural Alaska and to take steps to eliminate such duplicative support levels in the second half of the ten-year term. As a result, if another carrier builds 4G LTE service in an area where GCI is the sole provider and the FCC decides to redistribute the support then GCI’s high cost support may be reduced, which could have an adverse effect on its business, financial position, results of operations or liquidity.

Programming expenses for GCI’s video services are increasing, which could adversely affect our business.

We expect programming expenses for GCI’s video services to continue to increase in the foreseeable future.  The multichannel video provider industry has continued to experience an increase in the cost of programming, especially sports programming and costs to retransmit local broadcast stations. As GCI’s contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case GCI may be unable to provide such content as part of its video services and our business could be adversely affected. If GCI adds programming to its video services or if GCI chooses to distribute existing programming to its customers through additional delivery platforms, GCI may incur increased programming expenses.  If GCI is unable to raise its customers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our business, financial condition, or results of operations.

The decline in GCI’s voice services’ results of operations, which include long-distance and local access services, may accelerate.

We expect GCI’s voice services’ results of operations, which include long-distance and local access services, will continue to decline.  As competition from wireless carriers, such as GCI, increases we expect GCI’s long-distance and local access services' subscribers and revenue will continue to decline and the rate of decline may accelerate.

GCI may not be able to satisfy the requirements of its participation in a New Markets Tax Credit (“NMTC”) program for funding its TERRA project.

GCI has entered into several arrangements under the NMTC program with US Bancorp to help fund various phases of its TERRA project. In connection with the NMTC transactions GCI received proceeds which were restricted for use on TERRA. The NMTCs are subject to 100% recapture of the tax credit for a period of seven years as provided in the Code. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  We have agreed to indemnify US Bancorp for any loss or recapture of its $35.1 million in NMTCs plus interest and penalties until such time as our obligation to deliver tax benefits is relieved. Our obligation to deliver tax benefits is relieved in various stages from October 2019 through December 2024. Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp and could have an adverse effect on our financial position, results of operations or liquidity.

Failure to stay abreast of new technology could affect GCI’s ability to compete in the industry.

GCI tests and deploys various new technologies and support systems intended to enhance its competitiveness and increase the utility of its services. As GCI’s operations grow in size and scope, it must continuously improve and upgrade its systems and infrastructure while maintaining or improving the reliability and integrity of its systems and infrastructure. The emergence of alternative platforms such as mobile or tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. GCI may not successfully complete the rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by GCI’s customers or may not be profitable, in which case GCI could not recover its investment in the technology.  There can be no assurance that GCI will be able to compete with advancing technology or introduce new technologies and systems as quickly as it would like or in a cost effective manner. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of its networks with respect to both the new and existing services.  Any resulting customer dissatisfaction could affect GCI’s ability to retain customers and may have an adverse effect on our financial position, results of operations, or liquidity. In addition to introducing new technologies and offerings, GCI must phase out outdated and unprofitable technologies and services.  If GCI is unable to do so on a cost-effective basis, GCI could experience reduced profits.

GCI’s operations are geographically concentrated in Alaska and are impacted by the economic conditions in Alaska.

GCI offers products and services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI’s business and operations depends upon economic conditions in Alaska.  The economy of Alaska is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. Prolonged periods of low oil prices adversely impacts the Alaska economy, which in turn could have an adverse impact on the demand for GCI’s products and services and on our results of operations and financial condition.  Low oil prices have put significant pressure on the Alaska state government budget since the majority of its revenue come from the oil industry. While the Alaska state government has significant reserves that we believe could help fund the state government, budgetary reforms will need to be implemented in order to offset the impact of lower oil prices.

The Alaska economy is in a recession that started in late 2015. While it is difficult for us to predict the future impact of the continuing recession on GCI’s business, these conditions have had an adverse impact on GCI’s business and could continue to adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services.  Additionally, its customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI.  If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. If the recession continues, it could continue to negatively affect GCI’s business including our financial position, results of operations, or liquidity, as well as our ability to service debt and pay other obligations.

The customer base in Alaska is limited and GCI has already achieved significant market penetration with respect to its service offerings in Anchorage and other locations in Alaska. GCI may not be able to continue to increase its share of the existing markets for its services, and no assurance can be given that the Alaskan economy will grow and increase the size of the markets GCI serves or increase the demand for the services it offers.  The markets in Alaska for wireless and wireline telecommunications and video services are unique and distinct within the United States due to Alaska’s large geographical size, its sparse population located in a limited number of clusters, and its distance from the rest of the United States.  The expertise GCI has developed in operating its businesses in Alaska may not provide GCI with the necessary expertise to successfully enter other geographic markets.

Natural or man-made disasters or terrorist attacks could have an adverse effect on GCI’s business.

GCI’s technical infrastructure (including our communications network infrastructure and ancillary functions supporting its network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. As a communications provider, there is an increased risk that GCI’s technological infrastructure may be targeted in connection with terrorism or cyberattacks, either as a primary target, or as a means of facilitating additional attacks on other targets.

In addition, earthquakes, floods, fires and other unforeseen natural disasters or events could materially disrupt GCI’s business operations or its provision of service in one or more markets.  Specifically, the majority of GCI’s facilities are located in areas with known significant seismic activity. Costs GCI incurs to restore, repair or replace its network or technical infrastructure, as well as costs associated with detecting, monitoring or reducing the incidence of unauthorized use, may be substantial and increase GCI’s cost of providing service. Many of the areas in which GCI operates have limited emergency response services and may be difficult to reach in an emergency situation. Should a natural disaster or other event occur, it could be weeks or longer before remediation efforts could be implemented, if they could be implemented at all. Further, any failure in or interruption of systems that GCI or third parties maintain to support ancillary functions, such as billing, point of sale, inventory management, customer care and financial reporting, could materially impact GCI’s ability to timely and accurately record, process and report information important to our business.  If any of the above events were to occur, GCI could experience higher churn, reduced revenue and increased costs, any of which could harm its reputation and have a material adverse effect on our business, financial condition or results of operations.

Additionally, our insurance may not be adequate to cover the costs associated with a natural disaster or terrorist attack.

Cyberattacks or other network disruptions could have an adverse effect on GCI’s business.

Cyberattacks against GCI’s technological infrastructure or breaches of network information technology may cause equipment failures, disruption of its operations, and potentially unauthorized access to confidential customer data. Cyberattacks, which include the use of malware, computer viruses, and other means for service disruption or unauthorized access to confidential customer data, have increased in frequency, scope, and potential harm for businesses in recent years. It is possible for such cyberattacks to go undetected for an extended period of time, increasing the potential harm to GCI’s customers, assets, and reputation.

To date, GCI has not been subject to cyberattacks or network disruptions that, individually or in the aggregate, have been material to GCI’s operations or financial condition. Nevertheless, GCI engages in a variety of preventive measures at an increased cost to GCI, in order to reduce the risk of cyberattacks and safeguard its infrastructure and confidential customer information. Such measures include, but are not limited to the following industry best practices: application whitelisting, anti-malware, message and spam filtering, encryption, advanced firewalls, threat detection, and URL filtering. Despite these preventive and detective actions, GCI’s efforts may be insufficient to repel a major cyberattack or network disruption in the future.

Some of the most significant risks to GCI’s information technology systems, networks, and infrastructure include:

•	Cyberattacks that disrupt, damage, and gain unauthorized access to GCI’s network and computer systems including data breaches caused by criminal or terrorist activities;

•	Undesired human actions including intentional or accidental errors;

•
Malware (including viruses, worms, cryptoware, and Trojan horses), software defects, unsolicited mass advertising, denial of service, ransomware, and other malicious or abusive attacks by third parties; and

•	Unauthorized access to GCI’s information technology, billing, customer care, and provisioning systems and networks and those of its vendors and other providers.

If hackers or cyberthieves gain improper access to GCI’s technology systems, networks, or infrastructure, they may be able to access, steal, publish, delete, misappropriate, modify or otherwise disrupt access to confidential customer data. Moreover, additional harm to customers could be perpetrated by third parties who are given access to the confidential customer data. A network disruption (including one resulting from a cyberattack) could cause an interruption or degradation of service as well as permit access, theft, publishing, deletion, misappropriation, or modification to or of confidential customer data. Due to the evolving techniques used in cyberattacks to disrupt or gain unauthorized access to technology networks, GCI may not be able to anticipate or prevent such disruption or unauthorized access.

The costs imposed on us as a result of a cyberattack or network disruption could be significant. Among others, such costs could include increased expenditures on cyber security measures, litigation, fines, and sanctions, lost revenue from business interruption, and damage to the public’s perception regarding our ability to provide a secure service. As a result, a cyberattack or network disruption could have a material adverse effect on our business, financial condition, and operating results.

Increases in data usage on GCI’s wired and wireless networks may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for GCI’s customers.

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these services continues to grow, GCI’s customers will likely use more bandwidth than in the past. Additionally, new wireless handsets and devices may place a higher demand for data on GCI’s wireless network. If this occurs, GCI could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for its customers. Alternatively, GCI could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect its ability to retain and attract customers in affected areas. While we believe demand for these services may drive customers to pay for faster speeds, competitive or regulatory constraints may preclude GCI from recovering the costs of the necessary network investments which could result in an adverse impact to our business, financial condition, and operating results.

Prolonged service interruptions or system failures could affect GCI’s business.

GCI relies heavily on its network equipment, communications providers, data and software to support all of its functions.  GCI relies on its networks and the networks of others for substantially all of its revenue. GCI is able to deliver services and serve its customers only to the extent that it can protect its network systems against damage from power or communication failures, computer viruses, natural disasters, unauthorized access and other disruptions.  While GCI endeavors to provide for failures in the network by providing back-up systems and procedures, GCI cannot guarantee that these back-up systems and procedures will operate satisfactorily in an emergency.  Disruption to its billing systems due to a failure of existing hardware and backup protocols could have an adverse effect on our revenue and cash flow. Should GCI experience a prolonged failure, it could seriously jeopardize its ability to continue operations.  In particular, should a significant service interruption occur, GCI’s ongoing customers may choose a different provider, and its reputation may be damaged, reducing its attractiveness to new customers.

If failures occur in GCI’s undersea fiber optic cable systems or GCI’s TERRA facilities and its extensions, GCI’s ability to immediately restore the entirety of GCI’s service may be limited and we could incur significant costs.

GCI’s communications facilities include undersea fiber optic cable systems that carry a large portion of its traffic to and from the contiguous lower 48 states, one of which provides an alternative geographically diverse backup communication facility to the other.  GCI’s facilities also include TERRA and its extensions some of which are unringed, operating in a remote environment and are at times difficult to access for repairs.  Damage to an undersea fiber optic cable system or TERRA and its extensions could result in significant unplanned expense. If a failure of both sides of the ring of GCI’s undersea fiber optic facilities or GCI’s ringed TERRA facility and its unringed extensions occurs and GCI is not able to secure alternative facilities, some of the communications services GCI offers to its customers could be interrupted, which could have a material adverse effect on our business, financial position, results of operations or liquidity.

If a failure occurs in GCI’s satellite communications systems, GCI’s ability to immediately restore the entirety of its service may be limited.

GCI’s communications facilities include satellite transponders that GCI uses to serve many rural and remote Alaska locations.  Each of GCI’s C-band and Ku-band satellite transponders are backed up using on-board transponder redundancy.  In the event of a complete spacecraft failure the services are restored using capacity on other spacecraft that are held in reserve.  If a failure of GCI’s satellite transponders occurs and GCI is not able to secure alternative facilities, some of the communications services GCI offers to its customers could be interrupted which could have a material adverse effect on our business, financial position, results of operations or liquidity.

GCI depends on a limited number of third-party vendors to supply communications equipment.  If GCI does not obtain the necessary communications equipment, GCI will not be able to meet the needs of its customers.

GCI depends on a limited number of third-party vendors to supply wireless, Internet, video and other telephony-related equipment.  If GCI’s providers of this equipment are unable to timely supply the equipment necessary to meet GCI’s needs or provide them at an acceptable cost, GCI may not be able to satisfy demand for its services and competitors may fulfill this demand.  Due to the unique characteristics of the Alaska communications markets (i.e., remote locations, rural, satellite-served, low density populations, and our leading edge services and products), in many situations GCI deploys and utilizes specialized, advanced technology and equipment that may not have a large market or demand.  GCI’s vendors may not succeed in developing sufficient market penetration to sustain continuing production and may fail.  Vendor bankruptcy, or acquisition without continuing product support by the acquiring company, may require GCI to replace technology before its otherwise useful end of life due to lack of on-going vendor support and product development.

The suppliers and vendors on which GCI relies may also be subject to litigation with respect to technology on which GCI depends, including litigation involving claims of patent infringement.  Such claims have been growing rapidly in the communications industry.  We are unable to predict whether GCI’s business will be affected by any such litigation.  We expect GCI’s dependence on key suppliers to continue as they develop and introduce more advanced generations of technology. The failure of GCI’s key suppliers to provide products or product support could have a material adverse effect on our business, financial position, and results of operations.

GCI does not have insurance to cover certain risks to which it is subject, which could lead to the occurrence of uninsured liabilities.

As is typical in the communications industry, GCI is self-insured for damage or loss to certain of its transmission facilities, including its buried, undersea and above-ground fiber optic cable systems.  If GCI becomes subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

GCI recently completed the process of transferring its customer billing systems to a new third-party vendor. Any unanticipated difficulties, disruption or significant delays could have adverse operational, financial and reputational effects on our business.

GCI recently implemented a new customer billing system, which involved moving to a new third-party billing services vendor and platform in 2018. Because the implementation was effected recently, the implementation may cause unforeseen major system or business disruptions. In addition, the third-party billing services vendor may experience errors, cyber-attacks or other operational disruptions that could negatively impact GCI and over which GCI may have limited control. Interruptions and/or failure of this new billing services system could disrupt GCI’s operations and impact its ability to provide or bill for its services, retain customers, or attract new customers, and negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on our operations and financial condition, material weaknesses in our internal control over financial reporting and reputational damage.

Concerns about health/safety risks associated with wireless equipment may reduce the demand for GCI’s wireless services.

GCI does not manufacture devices or other equipment it sells, and GCI depends on its suppliers to provide defect-free and safe equipment. Suppliers are required by applicable law to manufacture their devices to meet certain governmentally imposed safety criteria. However, even if the devices GCI sells meet the regulatory safety criteria, GCI could be held liable with the equipment manufacturers and suppliers for any harm caused by products GCI sells if such products are later found to have design or manufacturing defects. We cannot guarantee that GCI will be fully protected against all losses associated with a product that is found to be defective.

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices.  Purported class actions and other lawsuits have been filed from time to time against other wireless companies seeking not only damages but also remedies that could increase the cost of doing business.  GCI cannot be sure of the outcome of any such cases or that the industry will not be adversely affected by litigation of this nature or public perception about health risks.  The actual or perceived risk of mobile communications devices could adversely affect GCI through a reduction in subscribers.  Further research and studies are ongoing, with no linkage between health risks and mobile phone use established to date by a credible public source.  However, we cannot be sure that additional studies will not demonstrate a link between radio frequency emissions and health concerns.

Additionally, there are safety risks associated with the use of wireless devices while operating vehicles or equipment. Concerns over any of these risks and the effect of any legislation, rules or regulations that have been and may be adopted in response to these risks could limit GCI’s ability to sell its wireless services.

Risk Related to Our Company as a Whole

We are a holding company with a substantial portion of our debt and other obligations held outside of our operating subsidiaries, and our ability to service that debt and such other obligations will require access to funds of our operating subsidiaries, which may be restricted.

In connection with the Transactions, our Company incurred substantial indebtedness, in addition to the indebtedness that GCI, LLC had outstanding prior to the completion of the Transactions, of $1.0 billion in term loan borrowings pursuant to the margin loan facility entered into by Broadband Holdco LLC (“Broadband HoldCo”), which margin loan facility includes the ability to request additional term loan facilities or increase the amount of the initial loan in an aggregate principal amount of up to $300 million (the “Margin Loan”). Subsequently, in October 2018, Broadband Holdco entered into Amendment No. 1 (the “Amendment”) to the Margin Loan (the “Margin Loan Agreement”). The Amendment established a revolving credit facility in an aggregate principal amount of up to $200 million (the “Revolving Credit Facility”) and reduced the existing term loan credit facility under the Margin Loan Agreement to $800 million (the “Term Loan Facility” and, together with Revolving Credit Facility, the “Margin Loan Facility”). The Margin Loan Facility is secured by a pledge of approximately 42.7 million shares of Series C common stock of Liberty Broadband, which constitutes all of the assets of Broadband Holdco. We expect that the GCI Holdings operating subsidiaries will generate substantially all of the cash flow of our consolidated company. As of December 31, 2018, the indebtedness of GCI, LLC consists of $900.0 million in borrowings under the Margin Loan Facility, $775.0 million in outstanding 6.75% senior notes due 2021 and the 6.875% senior notes due 2025 (together, the “Senior Notes”) and $715.1 million in outstanding term and revolving loans under a senior secured credit facility with a syndicate of banks (the “Senior Credit Facility”).

The ability of GCI, LLC, and Broadband Holdco to service their respective financial obligations will depend on their ability to access cash. The ability of GCI, LLC to access the cash of GCI's legacy operating subsidiaries will depend on those subsidiaries individual operating results and any statutory or regulatory restrictions. Additionally, as of December 31, 2018, GCI, LLC exceeded the maximum leverage threshold, as measured by the terms of the Senior Notes, and therefore does not have access to any additional funding under the revolving portion of the Senior Credit Facility. GCI, LLC's other potential sources of cash include its available cash balances, dividends and interest from its investments, monetization of the public investment portfolio contributed in the Transactions, and proceeds from asset sales. There can be no assurance that we will continue to maintain the amounts of cash or marketable securities that we have.

Our significant debt and lease obligations could adversely affect our business.

We have and will continue to have a significant amount of debt and lease obligations including capital, operating, and the tower obligations (see note 14 of the Company's consolidated financial statements found in Part II of this report for additional information). Our high level of debt and lease obligations could have important consequences, including the following:

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

We will continue to require a significant amount of cash to satisfy our debt service requirements and to meet other obligations.  As of December 31, 2018, we have outstanding approximately $2.4 billion of indebtedness. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures and acquisitions will depend on our ability to generate cash and to arrange additional financing in the future.  These abilities are subject to, among other factors, our credit rating, our financial performance, general economic conditions, prevailing market conditions, the state of competition in our market, the outcome of certain legislative and regulatory issues and other factors that may be beyond our control.  Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.  We may need to refinance all or a portion of our debt on or before maturity.  We may not be able to refinance any of our debt on commercially reasonable terms or at all.

The terms of our debt obligations impose restrictions on us that may affect our ability to successfully operate our business and our ability to make payments on the debt obligations.

The indentures governing our Senior Notes and/or the credit agreements governing our Senior Credit Facility and other loans contain various covenants that could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. For example, as of December 31, 2018, GCI, LLC exceeded the maximum leverage threshold, as measured by the terms of the Senior Notes, and therefore does not have access to any additional funding under the revolving portion of the Senior Credit Facility.

This restriction, along with these other covenants, may restrict our ability to expand or to pursue our business strategies.  Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply.  A breach of these covenants could result in a default under the indentures and/or the credit agreements.  If there were an event of default under the indentures and/or the credit agreements, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately.  Additionally, if we fail to repay the debt under the Senior Credit Facility when it becomes due, the lenders under the Senior Credit Facility could proceed against certain of our assets and capital stock of our subsidiaries that we have pledged to them as security.  Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.

When our Senior Credit Facility and Senior Notes mature, we may not be able to refinance or replace one or both.

When our Senior Credit Facility and Senior Notes mature, we will likely need to refinance them and may not be able to do so on favorable terms or at all. In addition, if the 6.75% senior notes due 2021 are not refinanced prior to December 3, 2020, the full principal revolving credit facility included in the Senior Credit Facility will mature on that date. If we are able to refinance maturing indebtedness, the terms of any refinancing or alternate credit arrangements may contain terms and covenants that restrict our financial and operating flexibility.

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

Any significant impairment of our indefinite-lived intangible assets would lead to a reduction in our net operating performance and a decrease in our assets.

We had $1.4 billion of indefinite-lived intangible assets at December 31, 2018, consisting of goodwill of $844.2 million, cable certificates of $305.0 million, wireless licenses of $190.0 million and other intangibles of $16.5 million. However, these valuations are not final and the acquisition price allocation is preliminary and subject to revision. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition. Our cable certificates represent agreements with government entities to construct and operate a video business. Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.

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

Due to certain market factors impacting GCI Holdings' operating results, impairment losses of $147 million and $65 million were recorded during the year ended December 31, 2018 related to goodwill and cable certificates, respectively, related to the GCI Holdings reporting unit. The fair value of the cable certificates and the GCI Holdings reporting unit was determined using an income approach (Level 3). As of December 31, 2018, accumulated goodwill impairment losses for GCI Holdings totaled $147 million.

Our ability to use net operating loss carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Code.

GCI, LLC is a wholly owned subsidiary and member of the GCI Liberty controlled group of corporations, and it files its income tax returns as part of the consolidated group of corporations under GCI Liberty. Accordingly, all discussions regarding income taxes reflect the consolidated group's activity. At December 31, 2018, we had federal and state net operating losses and interest expense carryforwards of $150.0 million (on a tax effected basis) and, under the Code, we may carry forward these net operating losses in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If GCI Liberty experiences an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations at a time when its market capitalization is below a certain level, our ability to use the net operating loss carryforwards could be substantially limited. This limit could impact the timing of the usage of the net operating loss carryforwards, thus accelerating cash tax payments or causing net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset.

We have identified two material weaknesses in GCI Holdings’ internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2018 due to the two material weaknesses at our wholly-owned subsidiary, GCI Holdings. The material weaknesses, at December 31, 2018, were identified at GCI Holdings, a wholly owned subsidiary, as discussed below.

•
Information technology general controls (“ITGCs”) around financially significant information technology systems were not effective. Specifically, the ITGCs around system access were not operating consistently to ensure that access to applications and data was adequately restricted to appropriate personnel. Because of the deficiency in ITGCs for these systems, the business process controls (automated and manual) that are dependent on these systems were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of an inadequate assessment of IT risks, which in turn contributed to inappropriate reliance on manual business process controls rather than ITGCs.

•
Internal controls around the payroll processes were ineffective due to an aggregation of deficiencies relating to the IT deficiencies described above, ineffectively designed controls over payroll changes, and ineffective review and monitoring controls. We believe that these control deficiencies were a result of an inadequate assessment of risk related to outsourcing payroll processing to a third-party provider, which contributed to the ineffective design of controls intended to validate that manual changes to payroll inputs were appropriate.

The control deficiencies did not result in any identified misstatements.

As further described in “Item 9A. Controls and Procedures,” we and GCI Holdings have taken the necessary steps to remediate the material weakness, subsequent to the assessment date. However, as the reliability of the internal control process requires repeatable execution, the successful on-going remediation of these material weaknesses will require on-going training, monitoring and evidence of effectiveness prior to concluding that the controls are effective. Therefore, we cannot assure you that the remediation efforts will remain effective in the future or that additional or similar material weaknesses will not develop or be identified.

Implementing any further changes to GCI Holdings’ internal controls may distract its officers and employees and entail material costs to implement new processes and/or modify its existing processes. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of GCI Holdings’ internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business.

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

We are a limited liability company under Delaware law and our sole member, GCI Liberty, rather than a board of directors, manages our business. Meaning that we do not have any independent governing body. In addition, we have not adopted corporate governance measures such as the implementation of an audit committee or other independent governing body. It is possible that if we were to appoint a board of directors and include one or more independent directors and adopt some or all of these corporate governance measures, there may be somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. However, our sole member has the ability to make decisions regarding transactions with related parties and corporate actions that could involve conflicts of interest. In addition, our Chief Executive Officer and President, Gregory B. Maffei, is the Chief Executive Officer and President and a director of GCI Liberty. Investors should bear in mind our current lack of independent directors, the positions with GCI Liberty that are held by Mr. Maffei and corporate governance measures in formulating their investment decisions.

The interests of GCI Liberty may not coincide with your interests and GCI Liberty may make decisions with which you may disagree.

Our sole member is GCI Liberty. As a limited liability company under Delaware law that is managed by our member, rather than a board of directors, GCI Liberty controls certain aspects of our management, including the approval of significant transactions such as a change of control. The interests of GCI Liberty may not coincide with our interests or your interests. For example, GCI Liberty's dependence on our cash flow for servicing GCI Liberty's debt and for other purposes, including payments of dividends on GCI Liberty's capital stock, stock repurchases or to fund acquisitions or other operational requirements of GCI Liberty and its subsidiaries is likely to result in our payment of large dividends to GCI Liberty when permitted by law or the terms of our Senior Credit Facility and the indentures governing our outstanding Senior Notes, which may increase our accumulated deficit or require us to borrow under our Senior Credit Facility, increasing our leverage and decreasing our liquidity.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

GCI, LLC

In connection with the Transactions, a wholly-owned subsidiary of Liberty Media entered into a facilities sharing agreement with GCI Liberty, pursuant to which GCI Liberty and the Company shares office facilities with Liberty Media located at 12300 Liberty Boulevard, Englewood, Colorado 80112.

GCI Holdings

GCI Holdings' properties do not lend themselves to description by location of principal units.  The majority of GCI Holdings' properties are located in Alaska.

GCI Holdings leases most of its executive, corporate and administrative facilities and business offices. GCI Holdings' operating, executive, corporate and administrative properties are in good condition. GCI Holdings considers its properties suitable and adequate for its present needs and they are being fully utilized.

GCI Holdings' properties consist primarily of undersea and terrestrial fiber optic cable networks, switching equipment, satellite transponders and earth stations, microwave radio, cable and wire facilities, cable head-end equipment, wireless towers and equipment, coaxial distribution networks, connecting lines (aerial, underground and buried cable), routers, servers, transportation equipment, computer equipment, general office equipment, land, land improvements, landing stations and other buildings.  See note 2 of the Company's consolidated financial statements found in Part II of this report for additional information on its properties. Substantial amounts of GCI Holdings' properties are located on or in leased real property or facilities.  Substantially all of GCI Holdings' properties secure the Senior Credit Facility.  See note 9 of the Company's consolidated financial statements found in Part II of this report for additional information on the Senior Credit Facility.

Item 3. Legal Proceedings

The Company is involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business.  Management believes there are no proceedings from asserted and unasserted claims which if determined adversely would have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our equity securities. There is one holder of record of our equity, GCI Liberty, Inc.

Item 6. Selected Financial Data

Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Additionally, see note 2 in the accompanying consolidated financial statements for an overview of new accounting standards that the Company has adopted or that it plans to adopt that have had or may have an impact on its financial statements.
Overview

GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc. On April 4, 2017, Liberty Interactive Corporation, now known as Qurate Retail, Inc. ("Qurate Retail"), entered into an Agreement and Plan of Reorganization (as amended, the "reorganization agreement" and the transactions contemplated thereby, the "Transactions") with GCI, LLC's parent company, General Communication, Inc. ("GCI"), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Qurate Retail ("LI LLC"). Pursuant to the reorganization agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc. ("GCI Liberty")) and effected a reclassification and auto conversion of its common stock. Following these events, Qurate Retail acquired GCI Liberty on March 9, 2018 through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to its Ventures Group (following the reattribution by Qurate Retail of certain assets and liabilities from its Ventures Group to its QVC Group) were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty (the "contribution"). Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interests in Liberty Broadband Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. ("LendingTree"), the Evite, Inc. ("Evite") operating business and other assets and liabilities (collectively, "HoldCo"), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A common stock and a number of shares of GCI Liberty Class B common stock equal to the number of outstanding shares of Qurate Retail's Series A Liberty Ventures common stock and Qurate Retail's Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

The contribution was treated as a reverse acquisition under the acquisition method of accounting in accordance with generally accepted accounting principles in the United States ("GAAP"). For accounting purposes, HoldCo is considered to have acquired GCI, LLC's parent company, GCI Liberty, in the contribution based, among other considerations, upon the fact that in exchange for the contribution of HoldCo, Qurate Retail received a controlling interest in the combined company of GCI Liberty.

Following the contribution and acquisition of GCI Liberty, Qurate Retail effected a tax free separation of its controlling interest in the combined company, GCI Liberty, to the holders of Qurate Retail's Liberty Ventures common stock in full redemption of all outstanding shares of such stock (the "HoldCo Split-Off"), in which each outstanding share of Qurate Retail's Series A Liberty Ventures common stock was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Qurate Retail's Series B Liberty Ventures common stock was redeemed for one share of GCI Liberty Class B common stock. In July 2018, the Internal Revenue Service ("IRS") completed its review of the HoldCo Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the IRS documenting this conclusion.

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

We refer to the combination of GCI Holdings, LLC ("GCI Holdings"), an indirect wholly-owned subsidiary of GCI, LLC, non controlling interests in Liberty Broadband, Charter and LendingTree, a controlling interest in Evite, and certain other assets and liabilities as the "Company", "us", "we" and "our." Although HoldCo was reported as a combined company until the date of the HoldCo Split-Off, the accompanying financial statements and the following discussion present all periods as consolidated by the Company.

Customer Billing Systems

On August 4, 2018, GCI Holdings transferred its customer billing systems for business and consumer voice, data, video, and wireless services to a new third-party billing system to better meet its needs. The new billing system has many benefits including a single invoice for customers, meaningful efficiencies for processing transactions, and the ability to accelerate the introduction of new products and promotions.

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

The Alaska economy is in a recession that started in late 2015. While it is difficult for GCI Holdings to predict the future impact of the continuing recession on its business, these conditions have had an adverse impact on its business and could continue to adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. Additionally, GCI Holdings' customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. If that were to occur, GCI Holdings could be required to increase its allowance for doubtful accounts, and the number of days outstanding for its accounts receivable could increase. If the recession continues, it could continue to negatively affect GCI Holdings' business including its financial position, results of operations, or liquidity, as well as its ability to service debt and pay other obligations.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the Federal Communications Commission ("FCC") or legislative actions. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company.

In November 2017, the Universal Service Administrative Company ("USAC") requested further information in support of the rural rates charged to a number of GCI Holdings' RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI Holdings received a letter from the FCC's Wireline Competition Bureau (“Bureau”) notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million. The FCC also informed GCI Holdings that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the letter from the Bureau, GCI Holdings filed an Application for Review of the Bureau’s decision with the FCC. In the third quarter of 2018, GCI Holdings recorded a $19.1 million reduction in its receivables balance as part of its acquisition accounting and recorded a reduction in revenue in the current period for the funding year that ended on June 30, 2018 of approximately $8.6 million. GCI Holdings expects to reduce future RHC program revenue by a similar rate as to the funding year that ended on June 30, 2018, which based on a current run rate would approximate $7 million per quarter until it can reach a final resolution with the FCC regarding the funding amounts.

On March 15, 2018, USAC announced that the funding requests for the year that runs July 1, 2017 through June 30, 2018 exceeded the funding available for the RHC Program. Since that time, on June 25, 2018, the FCC issued an order resulting in an increase of the annual RHC Program funding cap from $400 million to $571 million and applied it to the funding year that ended on June 30, 2018. The FCC also determined that it would annually adjust the RHC Program funding cap for inflation, beginning with the funding year ending on June 30, 2019 and carry-forward unused funds from past funding years for use in future funding years. As a result, aggregate funding was available to pay in full the approved funding under the RHC program for the funding year ended on June 30, 2018.

In addition, on March 23, 2018, GCI Holdings received a separate letter of inquiry and request for information from the Enforcement Bureau of the FCC, to which it is in the process of responding. This inquiry into the rates charged by GCI Holdings is still pending, and presently it is unable to assess the ultimate resolution of this matter. The ongoing uncertainty in program funding could have an adverse effect on its business, financial position, results of operations or liquidity.

On November 30, 2018, GCI Holdings received multiple funding denial notices from USAC, denying requested funding from the RHC Program operated by a rural health customer (the “Customer”) for the funding year that ended on June 30, 2018. At the rates approved by the Bureau in a letter received on October 10, 2018, the funding at issue under the denials is approximately $13 million. In November 2017, USAC requested information from the Customer related to bidding process documentation for two separate service contracts GCI Holdings has with the Customer. Although the Customer timely responded, USAC found that bids previously received were not submitted with the original funding request and/or that bidding information submitted was related to the wrong bidding year. The Customer filed an appeal with USAC on January 29, 2019. At this time, GCI Holdings has no reason to believe that there was any violation of the FCC’s competitive bidding rules, but without further information from the Customer and/or USAC, it cannot assess whether the USAC denials will be overturned. If the denial notices are upheld for reasons relating to the Customer’s competitive bidding process, funding issued under one or both contracts for prior years could be subject to further review, as well as funding for services already being delivered or to be delivered for the period from July 1, 2018 through June 30, 2019. GCI Holdings has accounts receivable of approximately $18 million outstanding as of December 31, 2018 associated with these two service contracts. The outstanding accounts receivable includes the approximate $13 million of funding at issue as discussed above and additional amounts for services provided for the period from July 1, 2018 through December 31, 2018. Given the uncertainty of whether the USAC denials will be overturned, it is reasonably possible that GCI Holdings may incur a loss. The amount of a potential loss could range from zero to the full amount of the accounts receivable balance as of December 31, 2018. No amount within this range of a potential loss is a better estimate than any other amount. Accordingly, no loss was recorded as of December 31, 2018 given the minimum amount in the range is zero.

In addition, on December 4, 2018, the FCC issued a public notice seeking further comment on an earlier proposal to determine the rural rates for services supported by the RHC Program in a different manner than it does today. GCI Holdings and others submitted comments on January 30, 2019, but GCI Holdings cannot assess at this time the substance, impact on funding, or timing of any future rule changes that may be adopted by the FCC.

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

Operating Results

	Years ended December 31,
	2018	2017	2016
	amounts in thousands
Revenue
GCI Holdings	$715,842	—	—
Corporate and other	23,920	23,817	22,552
Consolidated	$739,762	23,817	22,552

Operating Income (Loss)
GCI Holdings	$(220,590)	—	—
Corporate and other	(35,787)	(55,597)	(35,155)
Consolidated	$(256,377)	(55,597)	(35,155)

Adjusted OIBDA
GCI Holdings	$217,832	—	—
Corporate and other	(19,461)	(25,762)	(16,063)
Consolidated	$198,371	(25,762)	(16,063)

Revenue. Our consolidated revenue increased $715.9 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The increase during the year ended December 31, 2018 is primarily due to an increase of $715.8 million at GCI Holdings as compared to the prior period as a result of the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss). Our consolidated operating loss increased $200.8 million and $20.4 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The decrease in operating income for 2018 is primarily due to the acquisition of GCI Holdings on March 9, 2018 and its subsequent impairment of intangibles and long-lived assets (see note 8 in the accompanying consolidated financial statements for more information) and associated depreciation and amortization as a result of purchase accounting. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating losses for corporate and other decreased $19.8 million and increased $20.4 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The decrease in 2018 is due to a decrease in costs associated with the Transactions partially offset by an increase in costs as a wholly owned subsidiary increased investment in its business and increased public company costs. The increase in 2017 is primarily due to costs related to the Transactions.

Stock-based compensation. Stock based compensation includes compensation related to restricted shares of GCI Liberty's common stock and preferred stock, restricted stock units with respect to GCI Liberty's common stock, and options to purchase shares of GCI Liberty's common stock granted to certain of the Company's directors, employees, and employees of its subsidiaries. We recorded $28.2 million, $26.6 million and $16.1 million of stock compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. The increase for the year ended December 31, 2018 as compared to the corresponding prior year period is primarily due to the acquisition of GCI Holdings on March 9, 2018 partially offset by a decrease in one-time costs associated with an option exchange between HoldCo and certain of its officers. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings. The increase for the year ended December 31, 2017 as compared to the corresponding prior year period is primarily due to the option exchange that was discussed above. As of December 31, 2018, the total unrecognized compensation cost related to unvested options and restricted stock was approximately $9.4 million and $24.2 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.2 years and 2.0 years, respectively.

Adjusted OIBDA. The Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management, including the chief operating decision maker, to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 15 in the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income (loss) and earnings (loss) from continuing operations before income taxes.

Consolidated Adjusted OIBDA increased $224.1 million and decreased $9.7 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The increase for the year ended December 31, 2018 is primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings. The decrease for the year ended December 31, 2017 is primarily due to an increase in expenses at Corporate and other as a result of the Transactions.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Years ended December 31,
	2018	2017	2016
	amounts in thousands
Interest expense
GCI Holdings	$(69,478)	—	—
Corporate and other	(35,737)	—	—
Consolidated	$(105,215)	—	—

Share of earnings (losses) of affiliates, net
GCI Holdings	$(111)	—	—
Corporate and other	25,883	7,001	11,831
Consolidated	$25,772	7,001	11,831

Realized and unrealized gains (losses) on financial instruments, net
GCI Holdings	$—	—	—
Corporate and other	(758,836)	637,164	1,309,365
Consolidated	$(758,836)	637,164	1,309,365

Other, net
GCI Holdings	$1,376	—	—
Corporate and other	(9,476)	2,467	30,773
Consolidated	$(8,100)	2,467	30,773

Interest Expense. Consolidated interest expense increased $105.2 million during the year ended December 31, 2018 as compared to the corresponding prior year period primarily due to the acquisition of GCI Holdings on March 9, 2018 and the $1.0 billion margin loan.

Share of earnings (losses) of affiliates, net. Share of earnings (losses) of affiliates, net increased $18.8 million and decreased $4.8 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The increase in the year ended December 31, 2018 as compared to the corresponding prior year period is due to increases in LendingTree's results. The decrease in the year ended December 31, 2017 as compared to the corresponding prior year period is due to decreases in LendingTree's results.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2018	2017	2016
	amounts in thousands
Equity securities	$(274,393)	258,629	547,921
Investment in Liberty Broadband	(560,413)	473,342	761,444
Variable forward	75,970	(94,807)	NA
	$(758,836)	637,164	1,309,365

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which they are related. The decrease for the year ended December 31, 2018 as compared to the corresponding prior year period was primarily driven by a decrease in the market value of our investments in Liberty Broadband and Charter. The decrease for the year ended December 31, 2017 as compared to the corresponding prior year period was primarily driven by less growth in the market value of our investments in Liberty Broadband and Charter than the prior period.

Income taxes. The Company had an income tax benefit of $184.9 million and $133.5 million for the years ended December 31, 2018 and 2017, respectively, and income tax expense of $496.2 million for the year ended December 31, 2016. For the year ended December 31, 2018, the income tax benefit was lower than the U.S. statutory tax rate of 21% primarily due to a change in the effective tax rate used to measure deferred taxes due to the acquisition as discussed in notes 1 and 4 to the accompanying consolidated financial statements and a goodwill impairment that is not deductible for tax purposes, partially offset by a change in the state effective tax rate used to measure deferred taxes resulting from a state law change.

For the year ended December 31, 2017, the most significant reconciling item is a net tax benefit for the effect of the change in the U.S. federal corporate tax rate from 35% to 21% on deferred taxes. Income tax expense was higher than the U.S. statutory tax rate of 35% in 2016 due to state expense related to unrealized gains on the Company’s investments.

Net earnings (loss). The Company had a net loss of $917.5 million for the year ended December 31, 2018 and net earnings of $724.6 million and $820.7 million for the years ended December 31, 2017, and 2016, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

As of December 31, 2018, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, and debt issuances. To the extent that the Company recognizes any taxable gains from the sale of assets, the Company may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of December 31, 2018, GCI, LLC exceeded the maximum leverage threshold, as measured by the terms of its Senior Notes (as defined below), and therefore does not have access to any additional funding under the revolving portion of the Senior Credit Facility. See note 9 in the accompanying consolidated financial statements for additional information on the Senior Credit Facility. We believe we have sufficient cash from operating activities and cash on hand to fund our business.

As of December 31, 2018, the Company had a cash and cash equivalents balance of $170.7 million.

	Years ended December 31,
	2018	2017	2016
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$31,015	304,864	292,225
Net cash provided (used) by investing activities	(32,276)	(78,123)	(1,504,771)
Net cash provided (used) by financing activities	(401,371)	(140,720)	(300,808)
	$(402,632)	86,021	(1,513,354)

During the year ended December 31, 2018, the Company’s primary uses of cash included a $1.1 billion distribution to its former parent in connection with the Transactions, $347 million in distributions to GCI Liberty, and $179 million in repayments of debt. The Company’s primary sources of cash included cash from operations, borrowing $1.1 billion under the Company's margin loan and senior credit facility, cash from the acquisition of GCI Holdings on March 9, 2018 and borrowing $104 million from GCI Liberty.

Net cash used for investing activities consists primarily of cash paid for capital expenditures and investments. Our significant recurring investing activity has been GCI Holdings' capital expenditures and the purchase of investments. We expect that this will continue in the future.  A significant portion of our capital expenditures are based on the level of GCI Holdings' customer growth and the technology being deployed. Purchases of investments are based on what we believe are good opportunities for growth.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase of GCI Liberty's common stock depending on various factors, such as market conditions.

The projected uses of the Company's cash are capital expenditures of approximately $165 million, approximately $126 million for interest payments on outstanding debt, repurchases of GCI Liberty Series A common stock, and potential additional investments in existing or new businesses.

Exhibit 99.2 shows the net assets and net earnings of GCI, LLC and its Restricted Subsidiaries under and as defined in its bond indentures.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made.  In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, is summarized below.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	amounts in thousands
Consolidated contractual obligations
Debt (1)	$2,397,678	902,934	1,038,687	1,124	454,933
Borrowings from GCI Liberty	107,682	—	107,682	—	—
Interest on long-term debt (2)	362,810	129,968	129,593	62,402	40,847
Capital lease obligations, including interest	46,658	13,450	25,503	5,971	1,734
Tower obligations, including interest	182,592	7,644	15,750	16,386	142,812
Operating lease commitments	140,430	40,487	56,788	21,829	21,326
Purchase obligations	51,139	51,139	—	—	—
Total contractual obligations	$3,288,989	1,145,622	1,374,003	107,712	661,652

(1) Amounts are reflected in the table at the outstanding principal amount, assuming the debt instrument will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.

(2) Amounts (i) are based on our outstanding debt at December 31, 2018, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2018 rates and (iii) assume that our existing debt is repaid at maturity.

Critical Accounting Estimates
The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with the audit committee of our board of directors.

Fair Value of Non-Financial Instruments.    Our non-financial instrument valuations are primarily comprised of our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, and our evaluation of the recoverability of our other long-lived assets upon certain triggering events.
The Company periodically reviews the carrying value of its intangible assets with definite lives and other long-lived assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets or asset groups might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset group, or a significant decline in the observable market value of an asset group, among others. If such facts indicate a potential impairment, the recoverability of the asset group is assessed by determining whether the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group over the remaining economic life of the asset group. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is recognized.
If the carrying value of our intangible or long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such write down is included in impairment expense in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our intangible and long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our intangible or long-lived assets may differ from our estimate of fair value.
We utilize the cost approach as the primary method used to establish fair value for our property and equipment in connection with business combinations.  The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of physical depreciation and functional and technological obsolescence as of the appraisal date. The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of our property and equipment along with assumptions regarding the age and estimated useful lives of our property and equipment.
The accounting guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company's indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. At December 31, 2018,  the Company determined that it was necessary to perform a quantitative impairment assessment of its cable certificates and wireless licenses. An impairment was recorded in the amount of $65 million (see note 8 in the accompanying consolidated financial statements).
We utilize an income approach as the primary method used to establish fair value for our customer relationships, cable certificates, and wireless licenses in connection with business combinations. The income approach quantifies the expected earnings of our customer relationships, cable certificates, and wireless licenses by isolating the after tax cash flows attributable to the respective asset and then discounting the cash flows to their present value. The income approach relies on management’s assumptions such as projected revenue, market penetration, expenses, capital expenditures, customer trends, and a discount rate applied to the estimated after tax cash flows.
We perform our annual assessment of the recoverability of our goodwill in the fourth quarter each year. The Company utilizes a qualitative assessment for determining whether the quantitative goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. At December 31, 2018,  the Company determined that it was necessary to perform a quantitative goodwill impairment assessment for the GCI Holdings reporting unit.  An impairment was recorded in the amount of $147 million (see note 8 in the accompanying consolidated financial statements).  Due to this impairment, the carrying value of the GCI Holdings reporting unit approximates fair value as of December 31, 2018.

The fair value of goodwill is determined using an income approach. The Company’s income approach model used for its goodwill valuation is consistent with that used for the cable certificates except that cash flows from the entire business enterprise are used for the goodwill valuation.

Income Taxes.     We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that we enter into. Based on these judgments we may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on our financial position.

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

	December 31,
	2018	2017
Consumer
Wireless:
Wireless lines in service[1]	192,700	196,800
Data:
Cable modem subscribers[2]	125,700	124,900
Video:
Basic subscribers	89,100	97,200
Homes passed	253,400	252,500
Voice:
Total local access lines in service[3]	44,500	48,900
Business
Wireless:
Wireless lines in service[1]	21,500	22,600
Data:
Cable modem subscribers[2]	9,200	9,900
Voice:
Total local access lines in service[3]	36,500	38,500

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

As described in notes 1 and 4 to the accompanying consolidated financial statements, for accounting purposes, HoldCo is considered to have acquired GCI, LLC's parent company, GCI Liberty in the contribution. Although GCI Holdings’ results are only included in the Company’s results beginning on March 9, 2018, we believe a discussion of GCI Holdings’ results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes we are presenting the pro forma results of GCI Holdings for the years ended December 31, 2018 and 2017, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of GCI Holdings and assuming the acquisition of GCI Holdings took place on January 1, 2017. The acquisition price allocation related to the GCI Holdings business combination is preliminary. Accordingly, the pro forma adjustments are based on the preliminary acquisition price allocation and have been made solely for the purpose of providing comparative pro forma financial information. We have made pro forma adjustments to the results for the year ended December 31, 2017 for the impact of the new revenue standard (as described in note 2) to assist in the comparability of the year ended December 31, 2018. We have made pro forma adjustments to the results for the year ended December 31, 2018 and 2017 to reflect the impact of the FCC's decision in regards to RHC funding as described above in the Overview section. The financial information below is presented for illustrative purposes only and does not purport to represent what the results of operations of GCI Holdings would actually have been had the business combination occurred on January 1, 2017, or to project the results of operations of GCI Holdings for any future periods. The pro forma adjustments are based on available information and certain assumptions that the Company's management believes are reasonable. The pro forma adjustments are directly attributable to the business combination including adjustments related to the amortization of acquired tangible and intangible assets, stock-based compensation, and the exclusion of transaction related costs; RHC funding as described above; and the new revenue standard and are expected to have a continuing impact on the results of operations of GCI Holdings.

GCI Holdings’ pro forma operating results were as follows:

	Years ended December 31,
	2018	2017
	amounts in thousands
Revenue	$875,290	894,909
Operating expenses (excluding stock-based compensation included below):
Operating expense	(259,516)	(276,885)
Selling, general and administrative expenses	(348,903)	(333,023)
Adjusted OIBDA	266,871	285,001
Stock-based compensation	(6,088)	(14,230)
Impairment of intangibles and long-lived assets	(219,595)	—
Legal settlement	(3,600)	—
Depreciation and amortization	(241,687)	(240,206)
Operating income	$(204,099)	30,565

Pro forma revenue

The components of pro forma revenue are as follows:

	Years ended December 31,
	2018	2017
	amounts in thousands
Consumer
Wireless	$166,847	169,601
Data	159,667	145,757
Video	89,553	99,609
Voice	20,601	21,858
Business
Wireless	95,649	99,940
Data	278,315	290,194
Video	19,449	18,039
Voice	45,209	49,911
Total pro forma revenue	$875,290	894,909

Pro forma consumer wireless revenue decreased $2.8 million for the year ended December 31, 2018 as compared to the corresponding prior year period. The decrease was partially due to a $4.2 million decrease in wireless plan fee revenue for the year ended December 31, 2018 as compared to the corresponding prior year period, which was primarily driven by a decrease in the number of subscribers and the forgiveness of a month of service for our wireless customers due to the implementation of the new billing system. During the third quarter of 2018, we converted to a new third-party billing system. The billing system implementation included a transition of wireless customers from billing in arrears to billing in advance. To ease the transition for our customers, we chose to forgive one month of service for those customers who would have otherwise received an invoice for two months of service. Additionally, there was a decrease of $2.2 million in USF high cost support ("High Cost Support") for the year ended December 31, 2018 as compared to the corresponding prior year period due to a scheduled decrease in cash received for High Cost Support for urban areas. As previously disclosed, High Cost Support for urban areas ends as of December 31, 2018. We expect High Cost Support to decrease by $4.1 million in 2019 as compared to 2018 due to the end of High Cost Support provided for certain urban areas previously included. The decreases discussed above were partially offset by a $5.1 million increase in wireless equipment revenue for the year ended December 31, 2018 as compared to the corresponding prior year period, which was primarily driven by an increase in the number of higher priced wireless devices sold.

Pro forma consumer data revenue increased $13.9 million for the year ended December 31, 2018 as compared to the corresponding prior year period. The increase was primarily attributable to an increase in prices for lower tier cable modem plans, which has led to subscribers moving to plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Pro forma consumer video revenue decreased $10.1 million for the year ended December 31, 2018 as compared to the corresponding prior year period. The decrease was primarily due to a 8.3% decrease in the number of subscribers.

Pro forma consumer voice revenue decreased $1.3 million for the year ended December 31, 2018 as compared to the corresponding prior year period. The decrease for the year ended December 31, 2018 was primarily due to a decrease in High Cost Support due to a scheduled decrease in funding for urban areas.

Pro forma business wireless revenue decreased $4.3 million for the year ended December 31, 2018 as compared to the corresponding prior year period. The decrease is due to wholesale customers moving backhaul circuits off our network and a reduction of roaming traffic due to a wholesale customer's construction of its own facilities.

Pro forma business data revenue decreased $11.9 million for the year ended December 31, 2018 as compared to the corresponding prior year period. The decrease was primarily due to a $7.3 million decrease in data and transport service revenue due to the reduction from the RHC Program as discussed above in the Overview section and a $4.3 million decrease in professional services revenue due to a decrease in special project work.

Pro forma business video revenue increased $1.4 million for the year ended December 31, 2018 as compared to the corresponding prior year period primarily due to an increase in political advertising revenue partially offset by a decrease in video plan fee revenue due to a decrease in business video subscribers.

Pro forma business voice revenue decreased $4.7 million year ended December 31, 2018 as compared to the corresponding prior year period. The decrease is primarily due to a $2.1 million decrease in long distance revenue as a result of decreased long distance traffic and rate compression and a $2.6 million decrease in local voice revenue due to a decrease in the number of business access lines in service.

Pro forma Operating expenses decreased $17.4 million for the year ended December 31, 2018 as compared to the corresponding prior year period. The decrease for the year ended December 31, 2018 was primarily due to a $3.9 million decrease in video distribution and programming costs primarily due to a decrease in the number of video subscribers; a $5.1 million decrease in wireless costs due to a decrease in wireless distribution costs driven by construction of facilities that allowed us to move traffic to our network; a $3.1 million decrease in professional services expense due to a decrease in special project work; and a $2.7 million decrease in voice costs due to the decrease in long distance traffic and a reduction of local access lines in service.

Pro forma Selling, general and administrative expenses increased $15.9 million for the year ended December 31, 2018, as compared to the corresponding prior year period primarily due to a $4.0 million write-off of costs associated with an abandoned project, a $3.3 million increase in labor costs driven by severance payments to employees who were laid off and annual merit increases, and a $3.3 million increase in software contracts due to additional work as part of the billing system implementation.

Pro forma Stock based compensation decreased $8.1 million for the year ended December 31, 2018 as compared to the corresponding prior year period due to awards for which, based on purchase accounting, amortization was completely recognized during 2017.

Pro forma Impairment of intangibles and long-lived assets increased $219.6 million primarily due to the impairment of goodwill and cable certificates as a result of unanticipated program revenue changes and certain other market factors impacting GCI Holdings' operating results.

Pro forma Depreciation and amortization increased $1.5 million during the year ended December 31, 2018 as compared to the corresponding prior year period. The increase was primarily due to new assets placed in service since March 9, 2018, which was partially offset due to lower amortization expense because of an accelerated recognition pattern for amortizing intangibles.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in the normal course of business due to its ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Company has established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage its exposure to such risks.

The Company is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of its long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. The Company manages its exposure to interest rates by maintaining what it believes is an appropriate mix of fixed and variable rate debt. The Company believes this best protects it from interest rate risk. The Company has achieved this mix by (i) issuing fixed rate debt that it believes has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when it deems appropriate. As of December 31, 2018, the Company's debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in thousands
GCI Holdings	$722,678	4.8%	$775,000	6.8%
Corporate and other	$1,000,906	4.2%	$6,776	3%

The Company is exposed to changes in stock prices primarily as a result of its significant holdings in publicly traded securities. The Company continually monitors changes in stock markets, in general, and changes in the stock prices of its holdings, specifically. The Company believes that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. The Company periodically uses equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

At December 31, 2018, the fair value of the Company's equity securities was $1.5 billion. Had the market price of such securities been 10% lower at December 31, 2018, the aggregate value of such securities would have been $153 million lower. At December 31, 2018, the fair value of the Company's investment in Liberty Broadband was $3.1 billion. Had the market price of such security been 10% lower at December 31, 2018, the fair value of such security would have been $307 million lower.

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's consolidated financial statements are filed under this Item, beginning on page II-17.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2018 because of two material weaknesses in its internal control over financial reporting that are described below in “Management’s Report on Internal Control Over Financial Reporting.”

However, giving full consideration to the two material weaknesses, the Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles ("GAAP"). KPMG LLP has issued its report dated February 28, 2019, which expressed an unqualified opinion on those consolidated financial statements.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2018, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2018, the Company's internal control over financial reporting is not effective due to the two material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's evaluation of internal control over financial reporting, two material weaknesses were identified as described below at GCI Holdings, a wholly owned subsidiary.

1.
Information technology general controls ("ITGCs") around financially significant information technology ("IT") systems were not effective. Specifically, the ITGCs around system access were not operating consistently to ensure that access to applications and data was adequately restricted to appropriate personnel. Because of the deficiency in ITGCs for these systems, the business process controls (automated and manual) that are dependent on these systems were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of an inadequate assessment of IT risks, which in turn contributed to inappropriate reliance on manual business process controls rather than ITGCs.

2.
Internal controls around the payroll process were ineffective due to an aggregation of deficiencies relating to the IT deficiencies described above, ineffectively designed controls over payroll changes, and ineffective review and monitoring controls. We believe that these control deficiencies were a result of an inadequate assessment of risk related to outsourcing payroll processing to a third-party provider, which contributed to the ineffective design of controls intended to validate that manual changes to payroll inputs were appropriate.

As part of the control environment improvements disclosed in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2018 and September 30, 2018, there was an emphasis on improving the strength of the Company’s ITGCs. In several cases, the strengthened controls were not fully operational until the fourth quarter of 2018. Due to the newness of the controls and personnel constraints and due to the control operators' dedication to supporting the launch of GCI Holdings’ new billing and payroll systems, several of the improved access controls were not consistently executed in the fourth quarter of 2018.

The control deficiencies did not result in any identified misstatements.

This Annual Report on Form 10-K does not include an audit report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's Report On Internal Control Over Financial Reporting was not subject to audit by the Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting
In March 2018, the Company completed the Transactions, pursuant to which the contribution was treated as a reverse acquisition under the acquisition method of accounting in accordance with GAAP. The Transactions resulted in changes to the management of the Company. As a result, management made significant enhancements to internal controls over financial reporting, especially to the ITGCs as management shifted from a highly manual control environment to more reliance on ITGCs.
Except for certain of the remediation activities described below, and changes that resulted from the Transactions, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
In response to the two material weaknesses identified in “Management’s Report on Internal Control Over Financial Reporting,” the Company, with oversight from the Audit Committee of the Board of Directors, has developed a plan to remediate the material weaknesses at GCI Holdings. The remediation actions included the following:

•
Improvement of the design and operation of control activities and procedures associated with user access to the affected IT systems, including removing all inappropriate IT system access associated with the material weakness and ensuring no inappropriate activity occurred during the period.

•	Enhance management’s risk assessment to emphasize and evaluate the interdependencies of business processes, automated control activities, and effective ITGCs.

•	Enhance controls related to the review of payroll changes and of payroll calculations after payroll is processed by the third-party processing company, but before payments are disbursed to employees.

The Company believes the foregoing efforts remediated the two material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” after the assessment date and prior to the filing of this Annual Report on Form 10-K. However, because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of these material weaknesses will require on-going training, monitoring, and evidence of effectiveness prior to concluding that the controls are effective.
Additionally, the Company and GCI Holdings intend to continue to monitor information system access and the assessment of process level risks to determine whether additional adjustments should be made to ensure controls are effective in the future.

Item 9B. Other Information.

None.

Report of Independent Registered Public Accounting Firm

To the Member
GCI, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GCI, LLC and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, cash flows, and equity for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Denver, Colorado
February 28, 2019

GCI, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$170,741	573,210
Trade and other receivables, net of allowance for doubtful accounts of $7,555 and $0, respectively	182,600	6,803
Other current assets	40,100	1,265
Total current assets	393,441	581,278
Investments in equity securities (note 6)	1,533,517	1,803,064
Investments in affiliates, accounted for using the equity method (note 7)	177,030	114,655
Investment in Liberty Broadband measured at fair value (note 7)	3,074,373	3,634,786
Property and equipment, net	1,184,606	624
Intangible assets not subject to amortization
Goodwill (note 8)	844,182	25,569
Cable certificates	305,000	—
Wireless licenses	190,000	—
Other	16,500	4,000
	1,355,682	29,569
Intangible assets subject to amortization, net (note 8)	436,006	4,237
Other assets, at cost, net of accumulated amortization	71,514	4,000
Total assets	$8,226,169	6,172,213

		(Continued)
See accompanying notes to consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2018 and 2017

	2018	2017
	amounts in thousands
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$99,424	718
Deferred revenue	31,743	—
Current portion of debt, net of deferred financing costs (note 9)	900,759	—
Other current liabilities	44,799	9,747
Total current liabilities	1,076,725	10,465
Long-term debt, net (note 9)	1,522,939	—
Loans from GCI Liberty	107,682	—
Obligations under capital leases and tower obligations, excluding current portion (note 14)	122,245	—
Long-term deferred revenue	65,954	130
Deferred income tax liabilities	792,064	643,426
Taxes payable	—	1,198,315
Other liabilities	50,543	95,841
Total liabilities	3,738,152	1,948,177
Equity
Member's equity:
Member's investment	3,478,744	2,305,440
Retained earnings	999,706	1,914,963
Total member's equity	4,478,450	4,220,403
Non-controlling interests	9,567	3,633
Total equity	4,488,017	4,224,036
Commitments and contingencies
Total liabilities and equity	$8,226,169	6,172,213

See accompanying notes to consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	amounts in thousands
Revenue	$739,762	23,817	22,552
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	227,192	11,541	11,702
Selling, general and administrative, including stock-based compensation (note 12)	342,406	64,621	43,041
Depreciation and amortization expense	206,946	3,252	2,964
Impairment of intangibles and long-lived assets	219,595	—	—
	996,139	79,414	57,707
Operating income (loss)	(256,377)	(55,597)	(35,155)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(105,215)	—	—
Share of earnings (losses) of affiliates, net (note 7)	25,772	7,001	11,831
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(758,836)	637,164	1,309,365
Other, net	(8,100)	2,467	30,773
	(846,379)	646,632	1,351,969
Earnings (loss) before income taxes	(1,102,756)	591,035	1,316,814
Income tax (expense) benefit	184,875	133,522	(496,245)
Net earnings (loss)	(917,881)	724,557	820,569
Less net earnings (loss) attributable to the non-controlling interests	(351)	(29)	(114)
Net earnings (loss) attributable to member	$(917,530)	724,586	820,683

See accompanying notes to consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	amounts in thousands (See note 3)
Cash flows from operating activities:
Net earnings (loss)	$(917,881)	724,557	820,569
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	206,946	3,252	2,964
Stock-based compensation expense	28,207	26,583	16,128
Share of (earnings) losses of affiliates, net	(25,772)	(7,001)	(11,831)
Realized and unrealized (gains) losses on financial instruments, net	758,836	(637,164)	(1,309,365)
Deferred income tax expense (benefit)	(184,293)	(133,522)	496,820
Intergroup tax payments	—	287,763	294,708
Impairment of intangibles and long-lived assets	219,595	—	—
Other, net	13,441	1,040	(18,044)
Change in operating assets and liabilities:
Current and other assets	(36,314)	31,772	5,881
Payables and other liabilities	(31,750)	7,584	(5,605)
Net cash provided (used) by operating activities	31,015	304,864	292,225
Cash flows from investing activities:
Cash and restricted cash from acquisition of GCI Holdings	147,957	—	—
Capital expended for property and equipment	(134,352)	(3,488)	(2,642)
Purchases of investments	(48,581)	(76,815)	(264,703)
Sales of investments	—	2,180	1,161,596
Investment in Liberty Broadband	—	—	(2,400,000)
Other investing activities, net	2,700	—	978
Net cash provided (used) by investing activities	(32,276)	(78,123)	(1,504,771)
Cash flows from financing activities:
Borrowings of debt	1,111,653	—	—
Borrowing from GCI Liberty	104,000	—	—
Repayment of debt, capital lease, and tower obligations	(179,233)	—	—
Contributions from (distributions to) member	(346,991)	—	—
Contributions from (distributions to) Qurate retail	(1,077,061)	(109,540)	(302,797)
Distribution to non-controlling interests	(3,625)	—	—
Other financing activities, net	(10,114)	(31,180)	1,989
Net cash provided (used) by financing activities	(401,371)	(140,720)	(300,808)
Net increase (decrease) in cash, cash equivalents and restricted cash	(402,632)	86,021	(1,513,354)
Cash, cash equivalents and restricted cash at beginning of period	574,148	488,127	2,001,481
Cash, cash equivalents and restricted cash at end of period	$171,516	574,148	488,127

See accompanying notes to consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Consolidated Statement of Equity

Years ended December 31, 2018, 2017, and 2016

	Member's investment	Retained earnings	Non-controlling interest in equity of subsidiaries	Total equity
	amounts in thousands
Balances at January 1, 2016	$2,684,850	347,811	3,776	3,036,437
Net earnings (loss)	—	820,683	(114)	820,569
Cumulative effect of accounting change	—	21,576	—	21,576
Stock-based compensation	14,906	—	—	14,906
Contributions from (distributions to) former parent, net	(272,195)	—	—	(272,195)
Intergroup (payments) receipts	(30,602)	—	—	(30,602)
Other	1,493	498	—	1,991
Balances at December 31, 2016	2,398,452	1,190,568	3,662	3,592,682
Net earnings (loss)	—	724,586	(29)	724,557
Stock-based compensation	26,243	—	—	26,243
Withholding taxes on net share settlements of stock-based compensation	(27,793)	—	—	(27,793)
Contributions from (distributions to) former parent, net	(146,680)	—	—	(146,680)
Intergroup (payments) receipts	37,140	—	—	37,140
Other	18,078	(191)	—	17,887
Balances at December 31, 2017	2,305,440	1,914,963	3,633	4,224,036
Net earnings (loss)	—	(917,530)	(351)	(917,881)
Stock-based compensation	25,399	—	—	25,399
Contribution of taxes in connection with HoldCo Split-Off	1,146,750	—	—	1,146,750
Distribution to Qurate Retail	(1,079,689)	—	—	(1,079,689)
Contributions from (distributions to) member, net	(346,955)	2,019	—	(344,936)
Allocated consideration in connection with the Transactions	1,441,669	—	7,000	1,448,669
Distribution to non-controlling interests	—	—	(3,625)	(3,625)
Other	(13,870)	254	2,910	(10,706)
Balances at December 31, 2018	$3,478,744	999,706	9,567	4,488,017

See accompanying notes to consolidated financial statements.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

(1) Basis of Presentation

GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc. On April 4, 2017, Liberty Interactive Corporation, now known as Qurate Retail, Inc. ("Qurate Retail"), entered into an Agreement and Plan of Reorganization (as amended, the "reorganization agreement" and the transactions contemplated thereby, the "Transactions") with GCI, LLC's parent company, General Communication, Inc. ("GCI"), an Alaska corporation and indirect parent company of GCI Holdings, LLC ("GCI Holdings"), and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly‑owned subsidiary of Qurate Retail ("LI LLC"). Pursuant to the reorganization agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc. ("GCI Liberty")) and effected a reclassification and auto conversion of its common stock. Following these events, Qurate Retail acquired GCI Liberty on March 9, 2018 through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to its Ventures Group (following the reattribution by Qurate Retail of certain assets and liabilities from its Ventures Group to its QVC Group), were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty (the "contribution"). Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interests in Liberty Broadband Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. ("LendingTree"), the Evite, Inc. ("Evite") operating business and other assets and liabilities (collectively, "HoldCo"), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A common stock and a number of shares of GCI Liberty Class B common stock equal to the number of outstanding shares of Qurate Retail's Series A Liberty Ventures common stock and Qurate Retail's Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

The contribution was treated as a reverse acquisition under the acquisition method of accounting in accordance with generally accepted accounting principles in the United States ("GAAP"). For accounting purposes, HoldCo is considered to have acquired GCI, LLC's parent company, GCI Liberty, in the contribution based, among other considerations, upon the fact that in exchange for the contribution of HoldCo, Qurate Retail received a controlling interest in the combined company of GCI Liberty.

Following the contribution and acquisition of GCI Liberty, Qurate Retail effected a tax‑free separation of its controlling interest in the combined company, GCI Liberty, to the holders of Qurate Retail's Liberty Ventures common stock in full redemption of all outstanding shares of such stock (the "HoldCo Split‑Off"), in which each outstanding share of Qurate Retail's Series A Liberty Ventures common stock ("LVNTA") was redeemed for one share of GCI Liberty Class A common stock and each outstanding share of Qurate Retail's Series B Liberty Ventures common stock ("LVNTB") was redeemed for one share of GCI Liberty Class B common stock. In July 2018, the Internal Revenue Service completed its review of the HoldCo Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the transactions. Qurate Retail received an Issue Resolution Agreement from the Internal Revenue Service ("IRS") documenting this conclusion.

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

The accompanying consolidated financial statements refer to the combination of GCI Holdings, an indirect wholly-owned subsidiary of GCI, LLC, non‑controlling interests in Liberty Broadband, Charter and LendingTree, a controlling interest in Evite, and certain other assets and liabilities as the "Company", "us", "we" and "our." Although HoldCo was reported as a combined company until the date of the HoldCo Split-Off, these financial statements present all periods as consolidated by the Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The Company, through its ownership of interests in subsidiaries and other companies, is primarily engaged in providing a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska.

The Company holds investments that are accounted for using the equity method. The Company does not control the decision making process or business management practices of these affiliates. Accordingly, the Company relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, the Company relies on audit reports that are provided by the affiliates'

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on its consolidated financial statements.

Loans from GCI Liberty

Broadband Holdco, LLC ("Broadband Holdco"), a wholly-owned subsidiary of GCI, LLC, entered into a Master Revolving Subordinated Promissory Note with GCI Liberty where it may borrow up to $200.0 million on a revolving basis (the "Subordinated Revolving Note"). The interest rate on the Subordinated Revolving Note is the applicable interest rate on the Margin Loan (as defined in note 9). The Subordinated Revolving Note has an outstanding balance of $101.0 million as of December 31, 2018 and matures on the one year anniversary of the date that the Margin Loan is paid in full.

Evite, a wholly-owned subsidiary of GCI, LLC, entered into a master promissory note with GCI Liberty where it may borrow up to $10.0 million on a revolving basis. The master promissory note has a fixed interest rate of 3.0% and matures on March 9, 2020. The line of credit had an outstanding balance of $6.7 million as of December 31, 2018.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Transactions and certain conditions to and provisions governing the relationship between GCI Liberty and Qurate Retail (for accounting purposes a related party of GCI, LLC) with respect to and resulting from the Transactions. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and GCI Liberty and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, GCI Liberty shares office space with Liberty Media and related amenities at its corporate headquarters. GCI Liberty reimburses Liberty Media for direct, out‑of‑pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi‑annually. Liberty Media is a related party of GCI Liberty for accounting purposes as a result of services agreement. Under these agreements, approximately $8.3 million was reimbursable to Liberty Media for the year ended December 31, 2018.

(2) Summary of Significant Accounting Principles

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and corporate debt securities. The Company maintains some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits.

Accounts Receivable and Allowance for Doubtful Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful receivables is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company bases its estimates on the aging of its accounts receivable balances, financial health of specific customers, regional economic data, changes in its collections process, regulatory requirements and its customers’ compliance with Universal Service Administrative Company rules. The Company reviews its allowance for doubtful receivables methodology at least annually.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

Depending upon the type of account receivable the Company's allowance is calculated using a pooled basis with an allowance for all accounts greater than 120 days past due, a pooled basis using a percentage of related accounts, or a specific identification method.  When a specific identification method is used, potentially uncollectible accounts due to bankruptcy or other issues are reviewed individually for collectability.  Account balances are charged off against the allowance when it determines that it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Changes in the allowance for doubtful receivables during the years ended December 31, 2018, 2017 and 2016 are summarized below (amounts in thousands):

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of year
2018	$—	8,741	—	1,186	7,555
2017	$1,100	—	—	1,100	—
2016	$244	1,100	—	244	1,100

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values.
For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the investee. In the event the Company is unable to obtain accurate financial information from an equity affiliate in a timely manner, the Company records its share of earnings or losses of such affiliate on a lag.
Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statements of operations through the Other, net line item. To the extent there is a difference between the Company's ownership percentage in the underlying equity of an equity method investee and the Company's carrying value, such difference is accounted for as if the equity method investee were a consolidated subsidiary.
The Company continually reviews its equity method investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts’ ratings and estimates of 12-month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company’s assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.
The Company performs a qualitative assessment each reporting period for its equity securities without readily determinable fair values to identify whether an equity security could be impaired. When the Company's qualitative assessment

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

indicates that an impairment could exist, it estimates the fair value of the investment and to the extent the fair value is less than the carrying value, it records the difference as an impairment in the consolidated statements of operations.

Derivative Instruments

The Company’s derivative is recorded on the balance sheet at fair value. The Company's derivative is not designated as a hedge, and changes in the fair value of the derivative are recognized in earnings.

The fair value of the Company’s derivative instrument is estimated using the Black-Scholes-Merton model. The Black-Scholes-Merton model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate is obtained at the inception of the derivative instrument and updated each reporting period, based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Management judgment is required in estimating the Black-Scholes-Merton model variables.

Property and Equipment

Property and equipment is stated at depreciated cost less impairments, if any. Construction costs of facilities are capitalized. Equipment financed under a capital lease is recorded at the lower of fair market value or the present value of future minimum lease payments at inception of the lease. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2018, that management intends to place in service during 2019. Depreciation is computed using the straight-line method based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable.

Net property and equipment consists of the following:

	December 31,
	2018	2017
	amounts in thousands
Land and buildings (25 years)	$105,525	441
Telephony transmission equipment and distribution facilities (5-20 years)	763,957	—
Cable transmission equipment and distribution facilities (5-30 years)	100,391	—
Studio equipment (10-15 years)	3,315	—
Support equipment and systems (3-20 years)	118,230	921
Transportation equipment (5-13 years)	16,066	—
Customer premise equipment (2-20 years)	21,351	—
Fiber optic cable systems (15-25 years)	53,384	—
Property and equipment under capital leases	41,084	—
Construction in progress	113,819	—
	1,337,122	1,362
Less accumulated depreciation	145,321	738
Less accumulated amortization on property and equipment under capital leases	7,195	—
Net property and equipment	$1,184,606	624

Amortization of property and equipment under capital leases is included in Depreciation and Amortization Expense in the Consolidated Statements of Operations. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $153.5 million, $0.2 million and $0.1 million, respectively.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of sales or other dispositions of property and equipment.

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. Capitalized interest costs for the year ended December 31, 2018 was $3.9 million.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable.  If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized.  Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value.  The Company generally measures fair value by considering sale prices for similar asset groups or by discounting estimated future cash flows using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of asset groups.  Accordingly, actual results could vary significantly from such estimates.  Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred in Other Liabilities on the Consolidated Balance Sheets. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. In periods subsequent to initial measurement, changes in the liability for an asset retirement obligation resulting from revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The majority of the Company's asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property.  Following is a reconciliation of the beginning and ending aggregate carrying amounts of the liability for asset retirement obligations (amounts in thousands):

Balance at January1, 2018	$—
Liability acquired	38,686
Liability incurred	113
Accretion expense	1,662
Liability settled	—
Balance at December 31, 2018	$40,461

Certain of the Company's network facilities are on property that requires it to have a permit and the permit contains provisions requiring the Company to remove its network facilities in the event the permit is not renewed.  The Company expects to continually renew its permits and therefore cannot estimate any liabilities associated with such agreements.  A remote possibility exists that the Company would not be able to successfully renew a permit, which could result in it incurring significant expense in complying with restoration or removal provisions.

Intangible Assets

Internally used software, whether developed or purchased and installed as is, is capitalized and amortized using the straight-line method over an estimated useful life of three to five years. The Company capitalizes certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects, external direct costs for materials and services, and interest costs incurred. Costs associated with internally developed software to be used internally are

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage.

The Company has Software as a Service ("SaaS") arrangements which are accounted for as service agreements, and are not capitalized. Internal and other third party costs for SaaS arrangements are expensed as incurred. Data migration costs for such arrangements are expensed consistent with the same type of costs for internally developed and modified software. Additionally, configuration costs paid to the vendor are recorded as a prepaid expense and expensed over the term of the SaaS arrangement.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events.  Intangible assets with estimable useful lives are being amortized over 1 to 20 year periods with a weighted-average life of 14 years.

Goodwill, cable certificates (certificates of convenience and public necessity), wireless licenses and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Cable certificates represent certain perpetual operating rights to provide cable services. Wireless licenses represent the right to utilize certain radio frequency spectrum to provide wireless communications services. Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. The Company's annual impairment assessment of its indefinite-lived intangible assets is performed during the fourth quarter of each year.

In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of its reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value and to the extent the carrying value is greater than the fair value, the difference is recorded as an impairment in the consolidated statements of operations. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company's valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The accounting guidance also allows entities the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

See note 8 for information on impairments recorded during the year ended December 31, 2018.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance on revenue from contracts with customers. The Company adopted the new guidance, which established Accounting Standards Codification

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

Topic 606 ("ASC 606"), effective January 1, 2018, under the modified retrospective transition method. The impact of the new guidance on Evite was not material to the consolidated financial statements. GCI Holdings adopted the new guidance prior to its acquisition by HoldCo. As a result, there was no impact to the Company’s consolidated financial statements related to GCI Holdings’ adoption of the new guidance.

Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Substantially all of the Company's revenue is earned from services transferred over time. If at contract inception the Company determines the time period between when it transfers a promised good or service to a customer and when the customer pays for that good or service is one year or less, the Company does not adjust the promised amount of consideration for the effects of a significant financing component.

Certain of the Company's customers have guaranteed levels of service.  If an interruption in service occurs, the Company does not recognize revenue for any portion of the monthly service fee that will be refunded to the customer or not billed to the customer due to these service level agreements.

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

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

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

Remaining Performance Obligations

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018 of $244.6 million in 2019, $219.3 million in 2020, $130.1 million in 2021, $85.4 million in 2022 and $23.4 million in 2023 and thereafter.

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

Contract Balances

The Company had receivables of $198.8 million and deferred revenue of $31.7 million at December 31, 2018 from contracts with customers, which amounts exclude receivables and deferred revenue that are out of the scope of ASC 606. The Company's customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during 2018 was not materially impacted by other factors.

Assets Recognized from the Costs to Obtain a Contract with a Customer

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

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

Revenue from contracts with customers, classified by customer type and significant service offerings follows:

Year ended December 31, 2018
amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$63,482
Data	223,121
Video	16,786
Voice	19,820
Business Revenue
Wireless	94,713
Data	130,631
Video	72,826
Voice	14,791
Evite	23,920
Lease, grant, and revenue from subsidies	79,672
Total	$739,762

Lease, Grant, and Revenue from Subsidies

Universal Service Fund

GCI Holdings receives support from each of the various Universal Service Fund ("USF") programs: high cost, low income, rural health care, and schools and libraries. The programs are subject to change by regulatory actions taken by the Federal Communications Commission ("FCC") or legislative actions, therefore, changes to the programs could result in a material decrease in revenue that the Company has recorded.  Revenue recognized from the programs was 23% of the Company's revenue for the year ended December 31, 2018.  The Company had USF net receivables of $91.3 million at December 31, 2018.

Leases

Scheduled operating lease rent increases are amortized over the expected lease term on a straight-line basis. Rent holidays are recognized on a straight-line basis over the operating lease term (including any rent holiday period).

Leasehold improvements are amortized over the shorter of their economic lives or the lease term. The Company may amortize a leasehold improvement over a term that includes assumption of a lease renewal if the renewal is reasonably assured. Leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed in service significantly after and are not contemplated at or near the beginning of the

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements made by the Company and funded by landlord incentives or allowances under an operating lease are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

Stock-Based Compensation

As more fully described in note 12, the Company has granted to certain directors, employees and employees of its subsidiaries, restricted shares ("RSAs"), restricted stock units ("RSUs") and options to purchase shares of GCI Liberty's common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options, RSAs and RSUs) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Stock compensation expense was $28.2 million, $26.6 million and $16.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, included in selling, general and administrative expense in the accompanying consolidated statements of operations. In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. For tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures, the Company recorded a cumulative-effect adjustment in retained earnings as of January 1, 2016.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in interest expense in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in other income (expense) in the accompanying consolidated statements of operations.

Reclassifications

Reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current year.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) non-recurring fair value measurements of non-financial instruments and (ii) accounting for income taxes to be its most significant estimates.

The Company has investments that are accounted for using the equity method. The Company does not control the decision making process or business management practices of these affiliates. Accordingly, the Company relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, the Company relies on audit reports that are provided by the affiliates’ independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued new accounting guidance on lease accounting. This guidance requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. Additionally, the criteria for classifying a lease as a finance lease versus an operating lease are substantially the same as the previous guidance. In January 2018, the FASB issued an additional amendment that provides a practical expedient that gives companies the option to not evaluate existing or expired land easements that were not previously accounted for as leases under the current leases guidance. The amendments in these updates are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company plans to adopt this guidance on January 1, 2019. The Company expects to adopt using the optional transitional method that allows for a cumulative effect adjustment in the period of adoption without adjusting the comparative periods presented. Additionally, the Company currently expects to elect certain optional practical expedients under the transition guidance. The Company continues to assess the impact of the new lease guidance with respect to its current operating and capital leases and specifically are reviewing the impact of a previous failed sale and leaseback tower transaction in order to determine the appropriate treatment upon transition to the new lease guidance. The Company has identified a technology solution to use for managing the population of leases identified and for making the necessary calculations. The Company continues to work with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on its consolidated financial statements, including identifying the population of leases and collecting lease data.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2018	2017	2016
	amounts in thousands
Cash paid for acquisition:
Property and equipment	$1,211,392	—	—
Intangible assets not subject to amortization	1,538,544	—	—
Intangible assets subject to amortization	468,737	—	—
Receivables and other assets	254,436	—	—
Liabilities assumed	(1,902,714)	—	—
Deferred tax assets (liabilities)	(276,683)	—	—
Fair value of equity consideration	(1,441,669)	—	—
Cash paid (received) for acquisitions, net of cash acquired	$(147,957)	—	—

Cash paid for interest, net of amounts capitalized	$120,726	6	—

Non-cash additions for purchases of property and equipment	$15,916	—	—

In November 2016, the FASB issued a new accounting standard which requires that the statement of cash flows include restricted cash and cash equivalents when reconciling beginning and ending cash. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this new guidance effective January 1, 2018. Upon adoption, the Company added restricted cash to the reconciliation of beginning and ending cash and cash equivalents and included a reconciliation of total cash and cash equivalents and restricted cash to the balance sheet for each period presented in the consolidated statements of cash flows. The following table reconciles cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets to the total amount presented in its consolidated statements of cash flows:

	Years ended December 31,
	2018	2017	2016
	amounts in thousands
Cash and cash equivalents	$170,741	573,210	487,163
Restricted cash included in other current assets	775	938	964
Total cash and cash equivalents and restricted cash at end of period	$171,516	574,148	488,127

(4) Acquisition

GCI, LLC's parent company, GCI Liberty was acquired on March 9, 2018. The acquisition of our parent company was accounted for as a reverse acquisition. Under this method, HoldCo is the acquirer of our parent company and is also considered the acquirer of GCI, LLC. We have elected to apply pushdown accounting given there was a change-in-control event related to our parent company. We have reflected the new basis of accounting established by our parent company for the individual assets and liabilities that were acquired by HoldCo using the acquisition method of accounting. The acquisition price was $1.4 billion (level 1). The application of the acquisition method resulted in the assignment of purchase price to the GCI, LLC assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values (primarily level 3). The assets acquired and liabilities assumed, and as discussed within this note, are those assets and liabilities of GCI, LLC prior to the completion of the acquisition by HoldCo. The determination of the fair values of the acquired assets and liabilities (and the determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

The preliminary acquisition price allocation for GCI, LLC is as follows (amounts in thousands):

Cash and cash equivalents including restricted cash	$147,957
Receivables	171,014
Property and equipment	1,211,392
Goodwill	966,044
Intangible assets not subject to amortization	572,500
Intangible assets subject to amortization	468,737
Other assets	83,422
Deferred revenue	(92,561)
Debt, including capital leases	(1,632,002)
Other liabilities	(171,151)
Deferred income tax liabilities	(276,683)
Non-controlling interest	(7,000)
$1,441,669

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and non-contractual relationships. Amortizable intangible assets of $468.7 million were acquired and are comprised of a tradename with an estimated useful life of approximately 10 years, customer relationships with a weighted average useful life of approximately 16 years and right-to-use assets with a weighted average useful life of 8 years. Approximately $170.0 million of the acquired goodwill will be deductible for income tax purposes. As of December 31, 2018, the determination of the estimated acquisition date fair value of the acquired assets and assumed liabilities is preliminary and subject to revision. The primary areas of the Company's acquisition price allocation that changed from the initial allocation recorded in the Company's March 31, 2018 financial statements relate to a decrease in receivables of $13.7 million, an increase in property and equipment of $16.3 million, an increase to intangible assets not subject to amortization of $9.5 million, a decrease to intangible assets subject to amortization of $75.2 million, an increase in deferred revenue of $15.6 million, a decrease in other liabilities of $21.4 million, a decrease in deferred income tax liabilities of $15.6 million, and an increase to goodwill of $41.4 million. The acquisition date fair values related to certain assets, liabilities and tax balances associated with the support GCI Holdings receives from various USF programs have not been finalized.

Since the date of the acquisition, included in net earnings (loss) attributable to the GCI, LLC member for the year ended December 31, 2018 is $307.9 million in losses related to GCI Holdings. The unaudited pro forma revenue and net earnings of GCI, LLC, prepared utilizing the historical financial statements of HoldCo, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition discussed above occurred on January 1, 2017, are as follows:

	Years Ended December 31,
	2018	2017
	amounts in thousands
Revenue	$899,210	918,726
Net earnings (loss)	$(913,936)	749,959
Net earnings (loss) attributable to GCI, LLC member	$(913,469)	750,464

The pro forma results include adjustments directly attributable to the business combination including adjustments related to the amortization of acquired tangible and intangible assets, revenue, interest expense, stock-based compensation, and the exclusion of transaction related costs; the impact of the FCC's decision to reduce rates paid to the Company under the Rural Health Care Program; and the new revenue standard. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition had occurred previously and the Company consolidated the results of GCI, LLC during the periods presented.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2018			December 31, 2017
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in thousands
Cash equivalents	$66,348	66,348	—	570,526	570,526	—
Equity securities	$1,529,901	1,529,901	—	1,800,208	1,800,208	—
Investment in Liberty Broadband	$3,074,373	3,074,373	—	3,634,786	3,634,786	—
Variable forward	$20,340	—	20,340	94,807	—	94,807

On June 6, 2017, Qurate Retail purchased an additional 450,000 LendingTree shares and executed a 2‑year variable forward with respect to 642,850 LendingTree shares. The variable forward was executed at the LendingTree closing price on June 6, 2017 of $170.70 per share and has a floor price of $128.03 per share and a cap price of $211.67 per share. The liability associated with this instrument is included in the Other current liabilities line item as of December 31, 2018 and Other liabilities line item as of December 31, 2017 in the consolidated balance sheets. The fair value of the variable forward was derived from a Black‑Scholes‑Merton model using observable market data as the significant inputs.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2018	2017	2016
	amounts in thousands
Equity securities	$(274,393)	258,629	547,921
Investment in Liberty Broadband	(560,413)	473,342	761,444
Variable forward	75,970	(94,807)	NA
	$(758,836)	637,164	1,309,365

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

(6) Investments in Equity Securities

Investments in equity securities, the majority of which are carried at fair value, are summarized as follows:

	December 31,
	2018	2017
	amounts in thousands
Charter (a)	$1,526,984	1,800,208
Other investments (b)	6,533	2,856
	$1,533,517	1,803,064
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

(7) Investments in Affiliates Accounted for Using the Equity Method

Investment in LendingTree

The Company has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2018 and the carrying amount at December 31, 2017:

	December 31, 2018			December 31, 2017
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in thousands
LendingTree (a)	26.6%	$756,197	$174,002	114,655
Other	various	NA	3,028	—
			$177,030	114,655

(a) Both the Company's ownership interest in LendingTree and the Company's share of LendingTree's earnings (losses) are reported on a three month lag. The market value disclosed is as of December 31, 2018.

The Company’s share of LendingTree’s earnings (losses) was $21.1 million, $7.0 million, and $11.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

As of December 31, 2018, the Company has a 23.5% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management, the Company has been deemed to have significant influence over Liberty

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

Broadband for accounting purposes, even though the Company does not have any voting rights. The Company has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that investors value this investment based on the trading price of Liberty Broadband. The Company recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	December 31,
	2018	2017
	amounts in thousands
Current assets	$84,574	84,054
Investment in Charter, accounted for using the equity method	12,004,376	11,835,613
Other assets	9,487	12,122
Total assets	12,098,437	11,931,789
Long-term debt	522,928	497,370
Deferred income tax liabilities	965,829	932,593
Other liabilities	11,062	14,925
Equity	10,598,618	10,486,901
Total liabilities and shareholders' equity	$12,098,437	11,931,789

	Years ended December 31,
	2018	2017	2016
	amounts in thousands
Revenue	$22,256	13,092	30,586
Operating expenses, net	(34,270)	(38,570)	(51,746)
Operating income (loss)	(12,014)	(25,478)	(21,160)
Share of earnings (losses) of affiliates	166,146	2,508,991	641,544
Gain (loss) on dilution of investment in affiliate	(43,575)	(17,872)	770,766
Realized and unrealized gains (losses) on financial instruments, net	3,659	3,098	94,122
Other income (expense), net	(22,339)	(18,139)	(9,600)
Income tax benefit (expense)	(21,924)	(416,933)	(558,369)
Net earnings (loss)	$69,953	2,033,667	917,303

(8) Goodwill and Intangible Assets

Goodwill and Indefinite Lived Assets

Changes in the carrying amount of goodwill are as follows:

	GCI Holdings	Corporate and other	Total
	amounts in thousands
Balance at January 1, 2018	$—	25,569	25,569
Acquisitions	966,044	—	966,044
Impairment	(147,431)	—	(147,431)
Balance at December 31, 2018	$818,613	25,569	844,182

As presented in the accompanying consolidated balance sheets, cable certificates and wireless licenses are the other significant indefinite lived intangible asset.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

Intangible Assets Subject to Amortization

	December 31, 2018
	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount
	amounts in thousands
Customer relationships	$408,267	(55,417)	352,850
Other amortizable intangibles	122,759	(39,603)	83,156
Total	$531,026	(95,020)	436,006

Amortization expense for intangible assets with finite useful lives was $53.5 million for the year ended December 31, 2018. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2019	$59,790
2020	$49,892
2021	$39,548
2022	$34,428
2023	$32,341

Impairments

Due to unanticipated program revenue changes and certain other market factors impacting GCI Holdings operating results, impairment losses of $147 million and $65 million were recorded during the year ended December 31, 2018 related to goodwill and cable certificates, respectively, related to the GCI Holdings reporting unit. The fair value of the cable certificates and the GCI Holdings reporting unit was determined using an income approach (Level 3). As of December 31, 2018, the GCI Holdings and Corporate and Other segments have accumulated goodwill impairment losses of $147 million and $56 million, respectively.

Based on the quantitative assessment performed during the fourth quarter and the resulting impairment losses recorded, the estimated fair values of the cable certificates and the GCI Holdings reporting unit do not significantly exceed their carrying values as of December 31, 2018.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

(9) Debt

Debt is summarized as follows:

	Outstanding
	Principal	Carrying Value
	December 31,	December 31,	December 31,
	2018	2018	2017
	amounts in thousands
Margin Loan Facility	$900,000	900,000	—
Senior notes	775,000	803,287	NA
Senior credit facility	715,124	715,124	NA
Wells Fargo note payable	7,554	7,554	NA
Deferred financing costs	—	(2,267)	—
Total debt	$2,397,678	2,423,698	—
Debt classified as current, net of deferred financing costs		(900,759)	—
Total long-term debt		$1,522,939	—

Margin Loan

On December 29, 2017, Broadband Holdco, a wholly owned subsidiary of, at such time, Qurate Retail, and now the Company, entered into a margin loan agreement with various lender parties consisting of a term loan in an aggregate principal amount of $1 billion (the “Margin Loan”). Approximately 42,681,842 shares of Liberty Broadband Series C common stock were previously pledged by Broadband Holdco, LLC as collateral for the loan. The Margin Loan had a term of two years with an interest rate of LIBOR plus 1.85% and an undrawn commitment fee of up to 1.0% per annum. Deferred financing costs incurred on the Margin Loan are reflected in Long-term debt, net in the consolidated balance sheet. In connection with the completion of the Transactions, Broadband Holdco borrowed the full principal amount of the Margin Loan. A portion of the proceeds of the Margin Loan were used to make a distribution to Qurate Retail of $1.1 billion to be used within one year for the repurchase of QVC Group stock (now the Qurate Retail common stock) or to pay down certain debt at Qurate Retail, and for the payment of fees and other costs and expenses, in each case, pursuant to the terms of the reorganization agreement. The distributed loan proceeds constituted a portion of the cash reattributed to the QVC Group.

On October 5, 2018 (the “Closing Date”), Broadband Holdco entered into Amendment No. 1 (the “Amendment”) to the Margin Loan (the “Margin Loan Agreement”). Pursuant to the Amendment, lenders under the Margin Loan have agreed to, among other things, provide commitments (the “Revolving Commitments”) for a new revolving credit facility in an aggregate principal amount of up to $200.0 million (the “Revolving Credit Facility” and, the loans thereunder, the “Revolving Loans”). The Revolving Credit Facility established under the Margin Loan Agreement is in addition to the existing term loan credit facility under the Margin Loan Agreement (the “Term Loan Facility” and, together with Revolving Credit Facility, the “Margin Loan Facility” and the loans thereunder, the “Loans”). After giving effect to the initial borrowing of Revolving Loans and Term Loan Prepayment (as defined below) on the Closing Date, $800.0 million of loans under the Term Loan Facility were outstanding and $200.0 million of Revolving Loans were outstanding. Subsequent to the Closing Date, the Company repaid $100.0 million of the Revolving Credit Facility. The Amendment also amends certain covenants in the Margin Loan to permit, among other things, a designated GCI Liberty subsidiary to enter into a subordinated revolving note with GCI Liberty and certain additional investments. Approximately 42,681,842 shares of Liberty Broadband Series C common stock with a value of $3.1 billion were pledged by Broadband Holdco, LLC as collateral for the loan as of December 31, 2018.

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

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

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

Senior Notes

Interest on the 6.75% Senior Notes due 2021 (the "2021 Notes") and the 6.875% Senior Notes due 2025, both of which were issued by GCI, Inc., which is now GCI, LLC (collectively, the “Senior Notes”), is payable semi-annually in arrears. The Senior Notes are redeemable at the Company's option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $28.3 million at December 31, 2018. Such premium is being amortized to interest expense in the accompanying consolidated statements of operations. As of December 31, 2018, GCI, LLC exceeded the maximum leverage threshold, as measured by the terms of its Senior Notes, and therefore does not have access to any additional funding under the revolving portion of the Senior Credit Facility, as defined below.

Senior Credit Facility

On December 27, 2018, GCI, LLC amended and restated the Fifth Amended and Restated Credit Agreement dated as of March 9, 2018 and refinanced the revolving credit facility and term loan A with a new revolving credit facility, leaving the existing Term Loan B in place (the "Senior Credit Facility"). The Senior Credit Facility provide a $240.7 million term loan B ("Term Loan B") and a $550.0 million revolving credit facility. GCI Liberty contributed $50.0 million to GCI Holdings in connection with the refinancing of the Senior Credit Facility.

GCI, LLC's Senior Credit Facility Total Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 6.50 to one and the Secured Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 4.00 to one.

The revolving credit facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.75% depending on the total leverage ratio. The full principal revolving credit facility included in the Senior Credit Facility will mature on December 27, 2023 or December 3, 2020 if the 2021 Notes are not refinanced prior to such date.

The interest rate for the Term Loan B is LIBOR plus 2.25%. The Term Loan B requires principal payments of 0.25% of the original principal amount on the last day of each calendar quarter with the full amount maturing on February 2, 2022 or December 3, 2020 if the Company's 2021 Notes are not refinanced prior to such date.

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

As of December 31, 2018, there is $240.1 million outstanding under the Term Loan B, $475.0 million outstanding under the revolving portion of the Senior Credit Facility and $10.1 million in letters of credit under the Senior Credit Facility, which leaves $64.9 million available for borrowing when GCI, LLC meets the maximum leverage threshold, as measured by the terms of its Senior Notes.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of December 31, 2018.

Five Year Maturities

The annual principal maturities of debt, based on stated maturity dates, for each of the next five years is as follows (amounts in thousands):

2019	$902,934
2020	713,163
2021	325,524
2022	549
2023	575
2024 and thereafter	454,933
Total debt	$2,397,678

Fair Value of Debt

The fair value of the Senior Notes was $763.9 million at December 31, 2018.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at December 31, 2018.

(10) Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) creating a new limitation on deductible interest expense; (4) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (6) limitations on the deductibility of certain executive compensation; and (7) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Securities and Exchange Commission ("SEC") issued guidance on accounting for the tax effects of the Tax Act. The Company reflected the income tax effects of those aspects of the Tax Act for which the accounting was known as of December 31, 2017 and made immaterial revisions to such amounts during the allowed one year measurement period. As of December 31, 2018, the Company has completed its analysis of the tax effects of the Tax Act.

Holdco was included in the federal combined income tax return of Qurate Retail prior to the HoldCo Split-Off. For periods prior to the HoldCo Split-Off, the tax provision included in these financial statements was prepared on a stand-alone basis, as if the Company was not part of Qurate Retail. Certain HoldCo income tax related balances as of the date of the HoldCo Split-Off were recorded as equity contributions from Qurate Retail in the net amount of $1.1 billion as shown in the consolidated statement of equity. Subsequent to the HoldCo Split-Off, GCI Liberty's consolidated tax return will include HoldCo. Although the acquisition of GCI Liberty was accounted for as a reverse acquisition under GAAP, the consolidated

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

income tax return of GCI Liberty for 2018 will include a full year of GCI Liberty’s financials results (including activity prior to the Transactions) and the partial year of financial results of HoldCo for the period subsequent to the HoldCo Split-Off.

Income tax benefit (expense) consists of:

	Years Ended December 31,
	2018	2017	2016
	amounts in thousands
Current:
Federal	$606	—	—
State and local	(24)	—	575
	582	—	575
Deferred:
Federal	192,050	160,150	(436,260)
State and local	(7,757)	(26,628)	(60,560)
	184,293	133,522	(496,820)
Income tax benefit (expense)	$184,875	133,522	(496,245)

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the year ended December 31, 2018 and 35% for both of the years ended December 31, 2017 and 2016 as a result of the following:

	Years Ended December 31,
	2018	2017	2016
	amounts in thousands
Computed expected tax benefit (expense)	$231,579	(206,862)	(460,885)
State and local income taxes, net of federal income taxes	74,426	(17,001)	(38,991)
Dividends received deductions	—	—	1,969
Executive compensation	(7,114)	—	—
Change in valuation allowance affecting tax expense	(189)	(384)	—
Change in state tax rate due to acquisition	(117,496)	—	—
Change in state tax rate due to law change	37,108	—	—
Change in tax rate due to Tax Act	—	347,979	—
Deductible stock compensation	(131)	14,116	1,700
Goodwill impairment	(30,960)	—	—
Other, net	(2,348)	(4,326)	(38)
Income tax benefit (expense)	$184,875	133,522	(496,245)

For the year ended December 31, 2018, the income tax benefit was lower than the U.S. statutory tax rate of 21% primarily due to a change in the effective state tax rate used to measure deferred taxes due to the acquisition as discussed in notes 1 and 4 and a goodwill impairment that is not deductible for tax purposes, partially offset by a change in the state effective tax rate used to measure deferred taxes resulting from a state law change.

For the year ended December 31, 2017, the most significant reconciling item is a net tax benefit for the effect of the change in the U.S. federal corporate tax rate from 35% to 21% on deferred taxes. Income tax expense was higher than the U.S. statutory tax rate of 35% in 2016 due to state tax expense related to unrealized gains on the Company’s investments.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2018	2017
	amounts in thousands
Deferred tax assets:
Loss and capital carryforwards	$150,011	48,898
Deferred revenue	23,716	—
Inventory	115	—
Accrued stock compensation	3,598	6,999
Debt	13,948	—
Other accrued liabilities	—	362
Other future deductible amounts	39,183	63
Deferred tax assets	230,571	56,322
Valuation allowance	(1,326)	(433)
Net deferred tax assets	229,245	55,889
Deferred tax liabilities
Investments	573,016	697,393
Fixed assets	232,899	—
Intangible assets	215,394	1,892
Other	—	30
Deferred tax liabilities	1,021,309	699,315
Net deferred tax liabilities	$792,064	643,426

During the year ended December 31, 2018 there was an increase in the valuation allowance of $893,000 of which $189,000 affected tax expense. During the year ended December 31, 2017, there was an increase in the valuation allowance of $384,000 of which all of the increase affected tax expense.

At December 31, 2018, the Company had federal and state net operating losses and interest expense carryforwards for income tax purposes aggregating approximately $150 million (on a tax effected basis). Of the $150 million, $35 million are carryforwards with no expiration. The future use of the remaining carryforwards of $115 million are subject to limitation and expire at certain future dates. Based on current projections, $1 million of these carryforwards may expire unused and accordingly are subject to a valuation allowance. The carryforwards that are expected to be utilized will begin to expire in 2021.

As of December 31, 2018, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2018, none of GCI’s tax years prior to the HoldCo Split-Off are under audit. Qurate Retail’s tax years prior to 2015 are closed for federal income tax purposes and the IRS has completed its examination of Qurate Retail’s 2015, 2016 and 2017 tax years. Qurate Retail’s 2018 tax year is being examined currently as part of the IRS's Compliance Assurance Process program. Various states are currently examining Qurate Retail’s prior years’ state income tax returns.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

(11) Variable Interest Entities

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

Each of the transactions has an investment fund, which is a special purpose entity created to effect the financing arrangement. In each of the transactions, the Company loaned money to the investment fund and US Bancorp invested money in the investment fund. The investment fund would then contribute the funds from the Company's loan and US Bancorp's investment to a CDE. The CDE, in turn, would loan the funds to the Company's wholly owned subsidiary, Unicom, Inc. ("Unicom") as partial financing for the projects.

US Bancorp is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on the projects.  Restricted cash of $0.8 million was held by Unicom at December 31, 2018 and is included in the Company's consolidated balance sheets. The Company completed construction of the projects partially funded by these transactions.

These transactions include put/call provisions whereby the Company may be obligated or entitled to repurchase US Bancorp’s interest in each investment fund for a nominal amount. The Company believes that US Bancorp will exercise the put options at the end of the compliance periods for each of the transactions.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code of 1986, as amended.  The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  The Company agreed to indemnify US Bancorp for any loss or recapture of NMTCs totaling $35.1 million until such time as its obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of December 31, 2018.  The value attributed to the put/calls is nominal.

The Company has determined that each of the investment funds are variable interest entities ("VIEs").  The consolidated financial statements of each of the investment funds include the CDEs.  The ongoing activities of the VIEs – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIEs.  Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to US Bancorp; US Bancorp’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the VIEs.  The Company concluded that it is the primary beneficiary of each and consolidated the VIEs in accordance with the accounting standard for consolidation.

On September 14, 2018, US Bancorp exercised its put option for the NMTC #1 transaction that was entered into on August 30, 2011 resulting in the Company obtaining ownership of the investment fund. Upon obtaining ownership of the investment fund, the Company settled the loans and dissolved the VIEs associated with the August 30, 2011 NMTC transaction.

The assets and liabilities of the consolidated VIEs were $89.0 million and $63.0 million, respectively, as of December 31, 2018.

The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. US Bancorp does not have recourse to the Company or its other assets, with the exception of customary representations and indemnities it has provided. The Company is not required and does not currently intend to provide additional financial support to these VIEs. While these subsidiaries are included in its consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and not available to the Company's creditors.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

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

(12) Stock-Based Compensation

GCI Liberty - Incentive Plan

Pursuant to the GCI Liberty, Inc. 2018 Omnibus Incentive Plan, the Company may grant Awards to be made in respect of a maximum of 8.0 million shares of GCI Liberty common stock. Awards generally vest over 1-5 years and have a term of 7-10 years. GCI Liberty issues new shares upon exercise of equity awards.

GCI Liberty - Grants of Stock Options

During the fourth quarter of 2017, prior to the HoldCo Split-Off, Qurate Retail entered into a series of transactions with certain of its officers, associated with certain outstanding stock options, in order to recognize tax deductions in 2017 versus future years (the "Option Exchange"). On December 26, 2017 (the "Grant Date"), pursuant to the approval of the Compensation Committee of its Board of Directors, Qurate Retail effected the acceleration of (i) each unvested in-the-money option to acquire shares of LVNTA and (ii) each unvested in-the-money option to acquire shares of LVNTB, in each case, held by certain of its officers (collectively, the "Eligible Optionholders"). Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, all of his outstanding in-the-money vested and unvested options to acquire LVNTA shares and LVNTB shares (the "Eligible Options"), and:

•
with respect to each vested Eligible Option, Qurate Retail granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option, except that the exercise price for the new option was, in the case of options to acquire shares of LVNTA, the closing price on the Grant Date per LVNTA share and, in the case of options to acquire shares of LVNTB, the fair market value on the Grant Date of the LVNTB shares as determined pursuant to the incentive plan under which the awards were granted; and

•	with respect to each unvested Eligible Option:

•
in satisfaction of the exercise, on a net settled basis, of the unvested Eligible Options, Qurate Retail granted the Eligible Optionholder a number of restricted LVNTA or LVNTB shares (the "Restricted Shares") with a vesting schedule identical to that of the unvested Eligible Options so exercised, and the Eligible Optionholder made an election under Section 83(b) of the Internal Revenue Code with respect to such Restricted Shares; and

•
Qurate Retail granted the Eligible Optionholder a new option (the "Unvested New Option") to acquire the same series of common stock and with substantially the same terms and conditions, including with respect to vesting and expiration, as the unvested Eligible Option exercised as set forth above, except that the number of LVNTA or LVNTB shares subject to such Unvested New Option was equal to the number of shares subject to the unvested Eligible Option minus the number of Restricted Shares received upon exercise of such unvested Eligible Option. The exercise price of such new option was, in the case of a LVNTA option, the closing price on the Grant Date per share of LVNTA, or, in the case of a LVNTB option, the fair market value on the Grant Date of the LVNTB shares as determined pursuant to the incentive plan under which the Unvested New Options were granted.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

The Option Exchange was considered a modification under ASC 718 — Stock Compensation, with the following impacts on compensation expense. The unamortized value of the unvested Eligible Options that were exercised, which was $13.5 million for LVNTA and LVNTB combined, will be expensed over the vesting period of the Restricted Shares attributable to the exercise of those options. The grant of new vested options resulted in incremental compensation expense in the fourth quarter of 2017 of $9.2 million for LVNTA and LVNTB combined. The grant of Unvested New Options resulted in incremental compensation expense totaling $6.4 million for LVNTA and LVNTB combined, which will be amortized over the vesting periods of those options.

During the year ended December 31 2018, GCI Liberty granted to its directors 10,000 options to purchase shares of GCI Liberty Series A common stock. Such options had a weighted average grant-date fair value ("GDFV") of $14.09 per share and generally cliff vest in one year. During the years ended December 31, 2017 and 2016, Qurate granted to its directors and employees 188,000 and 114,000 options, respectively, to purchase shares of LVNTA. Such options had a weighted average GDFV of $16.52 and $12.25 per share, respectively, and vest between three and five years for employees and in one year for directors.

Also during the years ended December 31, 2018, 2017 and 2016, and in connection with GCI Liberty's current CEO's employment agreement, the Company granted 143,000, 269,000 and 209,000 options, respectively, to purchase shares of LVNTB to the Company's current CEO. Such options had a weighted average GDFV of $16.55, $15.41 and $12.48 per share, respectively, and cliff vested at the end of their respective grant year.

In connection with the Option Exchange, the Company granted 946,000 and 1.1 million options to purchase shares of LVNTA and LVNTB, respectively. Such options have an incremental weighted average GDFV of $8.53 and $6.94, respectively.

In addition to the stock option grants to GCI Liberty's current CEO, the Company granted 16,000 performance-based RSUs of LVNTB in 2016. The RSUs had a fair value of $38.79 per share at the time they were granted and cliff vested in one year, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee.

The Company has calculated the GDFV for all of its equity classified Awards and any subsequent remeasurement of its liability classified Awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2018, 2017 and 2016, the range of expected terms was 4.9 to 6.3 years. The volatility used in the calculation for Awards is based on the historical volatility of GCI Liberty's stock and the implied volatility of publicly traded GCI Liberty options. For grants made in 2018, 2017 and 2016 the range of volatilities was 25.9% to 31.6%. The Company uses a 0 dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

GCI Liberty - Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of Awards to purchase GCI Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards. The options outstanding as of January 1, 2018 reflect Qurate Retail's Series A and Series B Liberty Ventures common stock. On March 9, 2018, Qurate Retail redeemed each outstanding share of Qurate Retail's Series A and Series B Liberty Ventures common stock for the corresponding class of GCI Liberty common stock using a one-for-one ratio.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

	Series A
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,670	$47.12
Granted	10	$44.32
Exercised	(27)	$16.23
Forfeited/Cancelled	(3)	$55.81
Outstanding at December 31, 2018	1,650	$47.61	1.7	years	$6
Exercisable at December 31, 2018	1,316	$47.99	1.3	years	$6

	Series B
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2018	1,080	$56.38
Granted	143	$54.01
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2018	1,223	$56.10	4.0	years	$—
Exercisable at December 31, 2018	905	$56.01	4.4	years	$—

As of December 31, 2018, the total unrecognized compensation cost related to unvested options and RSAs was approximately $9.4 million and $24.2 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.2 years and 2.0 years, respectively.

As of December 31, 2018, GCI Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.7 million shares of GCI Liberty Series A common stock and 1.2 million shares of GCI Liberty Series B common stock.

GCI Liberty - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2018, 2017 and 2016 was $814,000, $71.9 million and $6.6 million, respectively. The aggregate intrinsic value of options exercised for the year ended December 31, 2017 includes approximately $56.3 million related to the intrinsic value of options exercised as a result of the Option Exchange.

GCI Liberty - Restricted Shares

As of December 31, 2018, GCI Liberty had approximately 885,000 and 138,000 unvested RSAs and RSUs of GCI Liberty common stock and preferred stock, respectively, held by certain directors, officers and employees of the Company. These Series A common stock, Series B common stock and Series A Cumulative Redeemable Preferred unvested RSAs, along with the Series A common stock unvested RSUs of GCI Liberty had a weighted average GDFV of $46.21 per share.

The aggregate fair value of all restricted shares of GCI Liberty common and preferred stock that vested during the years ended December 31, 2018, 2017 and 2016 was $21.9 million, $2.3 million and $1.3 million, respectively.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

(13) Employee Benefit Plans

Subsidiaries of the Company sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in GCI Liberty common stock, as well as other mutual funds.  The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees.  Employer cash contributions to all plans aggregated $11.0 million, $0.2 million and zero, respectively, for the years ended December 31, 2018,  2017 and 2016, respectively.

(14) Commitments and Contingencies

Operating Leases

The Company leases business office space, site leases, satellite transponder lease agreements, fiber capacity, and certain equipment pursuant to operating lease arrangements.  Many of the Company's leases are for multiple years and contain renewal options.  Rental expense under such arrangements amounted to $46.7 million, $1.9 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Capital Leases

The Company entered into long-term capital leases for an office building, certain retail store locations, and transponder capacity on Intelsat, Ltd.’s Galaxy 18 spacecraft.

Tower Sale and Leaseback

In 2016 and 2017, certain tower sites were sold by GCI Holdings to Vertical Bridge II, LLC ("Vertical Bridge"). GCI Holdings entered into a master lease agreement in which it leased back space at the tower sites for an initial term of ten years, followed by the option to renew for eight additional five year periods, for a total possible lease term of 50 years. Each lease is subject to a 2% annual increase in lease payments throughout the life of the initial lease and all subsequent lease renewals.

Per the master lease agreement, GCI Holdings has the right to cure land lease defaults on behalf of Vertical Bridge and has negotiated fixed rate lease renewals as described above. Due to this continuing involvement with the Tower Sites, GCI Holdings determined it was precluded from applying sale-leaseback accounting. GCI Holdings recorded long-term financial obligations (“Tower Obligations”) in the amount of the net proceeds received and recognized interest on the Tower Obligations at a rate of 7.1% using the effective interest method. The Tower Obligations are increased by interest expense and amortized through contractual leaseback payments made by GCI Holdings to Vertical Bridge. GCI Holdings' historical tower site asset costs continue to be depreciated and reported in Property and Equipment, net. The Company has property of $32.0 million included in Property and Equipment, net on the consolidated balance sheets at December 31, 2018 that had been conveyed to Vertical Bridge as part of the tower sale.

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

A summary of future minimum lease payments under noncancelable operating, capital leases and tower obligations follows (amounts in thousands):

Years ending December 31:	Operating	Capital	Tower Obligations
2019	$40,487	13,450	7,644
2020	33,225	13,459	7,797
2021	23,563	12,044	7,953
2022	13,177	5,293	8,112
2023	8,652	678	8,274
2024 and thereafter	21,326	1,734	142,812
Total minimum lease payments	$140,430	46,658	182,592
Less amount representing interest		4,162	90,273
Less current maturity of obligations		11,636	934
Long-term obligations under capital leases and tower obligations, excluding current maturity		$30,860	91,385

The leases generally provide that the Company pays the taxes, insurance and maintenance expenses related to the leased assets.  Several of the leases include renewal options, escalation clauses and immaterial amounts of contingent rent expense.  The Company expects that in the normal course of business leases that expire will be renewed or replaced by leases on other properties.

Guaranteed Service Levels

Certain customers have guaranteed levels of service with varying terms. In the event the Company is unable to provide the minimum service levels, it may incur penalties or issue credits to customers.

Litigation, Disputes, and Regulatory Matters

The Company is involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business.  Management believes there are no proceedings from asserted and unasserted claims which if determined adversely would have a material adverse effect on the Company's financial position, results of operations or liquidity other than as discussed below.

Rural Health Care Program

GCI Holdings receives support from various Universal Service Fund USF programs including the USF Rural Health Care ("RHC") Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned and receivables recognized by the Company.

In November 2017, the Universal Service Administrative Company ("USAC") requested further information in support of the rural rates charged to a number of GCI Holdings' RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI Holdings received a letter from the FCC's Wireline Competition Bureau (“Bureau”) notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million. The FCC also informed GCI Holdings that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the letter from the Bureau, GCI Holdings filed an Application for Review of the Bureau’s decision with the FCC. In the third quarter of 2018, GCI Holdings recorded a $19.1 million reduction in its receivables balance as part of its acquisition accounting and recorded a

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

reduction in revenue in the current period for the funding year that ended on June 30, 2018 of approximately $8.6 million. GCI Holdings expects to reduce future RHC program revenue by a similar rate as to the funding year that ended on June 30, 2018, which based on a current run rate would approximate $7 million per quarter until it can reach a final resolution with the FCC regarding the funding amounts.

On March 15, 2018, USAC announced that the funding requests for the year that runs July 1, 2017 through June 30, 2018 exceeded the funding available for the RHC Program. Since that time, on June 25, 2018, the FCC issued an order resulting in an increase of the annual RHC Program funding cap from $400 million to $571 million and applied it to the funding year that ended on June 30, 2018. The FCC also determined that it would annually adjust the RHC Program funding cap for inflation, beginning with the funding year ending on June 30, 2019 and carry-forward unused funds from past funding years for use in future funding years. As a result, aggregate funding was available to pay in full the approved funding under the RHC program for the funding year ended on June 30, 2018.

In addition, on March 23, 2018, GCI Holdings received a separate letter of inquiry and request for information from the Enforcement Bureau of the FCC, to which it is in the process of responding. This inquiry into the rates charged by GCI Holdings is still pending, and presently it is unable to assess the ultimate resolution of this matter. The ongoing uncertainty in program funding could have an adverse effect on its business, financial position, results of operations or liquidity.

On November 30, 2018, GCI Holdings received multiple funding denial notices from USAC, denying requested funding from the RHC Program operated by a rural health customer (the “Customer”) for the funding year that ended on June 30, 2018. At the rates approved by the Bureau in a letter received on October 10, 2018, the funding at issue under the denials is approximately $13 million. In November 2017, USAC requested information from the Customer related to bidding process documentation for two separate service contracts GCI Holdings has with the Customer. Although the Customer timely responded, USAC found that bids previously received were not submitted with the original funding request and/or that bidding information submitted was related to the wrong bidding year. The Customer filed an appeal with USAC on January 29, 2019. At this time, GCI Holdings has no reason to believe that there was any violation of the FCC’s competitive bidding rules, but without further information from the Customer and/or USAC, it cannot assess whether the USAC denials will be overturned. If the denial notices are upheld for reasons relating to the Customer’s competitive bidding process, funding issued under one or both contracts for prior years could be subject to further review, as well as funding for services already being delivered or to be delivered for the period from July 1, 2018 through June 30, 2019. GCI Holdings has accounts receivable of approximately $18 million outstanding as of December 31, 2018 associated with these two service contracts. The outstanding accounts receivable includes the approximate $13 million of funding at issue as discussed above and additional amounts for services provided for the period from July 1, 2018 through December 31, 2018. Given the uncertainty of whether the USAC denials will be overturned, it is reasonably possible that GCI Holdings may incur a loss. The amount of a potential loss could range from zero to the full amount of the accounts receivable balance as of December 31, 2018. No amount within this range of a potential loss is a better estimate than any other amount. Accordingly, no loss was recorded as of December 31, 2018 given the minimum amount in the range is zero.

In addition, on December 4, 2018, the FCC issued a public notice seeking further comment on an earlier proposal to determine the rural rates for services supported by the RHC Program in a different manner than it does today. GCI Holdings and others submitted comments on January 30, 2019, but GCI Holdings cannot assess at this time the substance, impact on funding, or timing of any future rule changes that may be adopted by the FCC.

(15) Information About the Company's Operating Segments

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

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

The Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock‑based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management, including the chief operating decision maker, to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock‑based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

For the year ended December 31, 2018 the Company has identified the following subsidiary as a reportable segment:

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
Performance Measures

	Years ended December 31,
	2018		2017		2016
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in thousands
GCI Holdings	$715,842	217,832	—	—	—	—
Liberty Broadband	22,256	(3,528)	13,092	(16,416)	30,586	(11,442)
Corporate and other	23,920	(19,461)	23,817	(25,762)	22,552	(16,063)
	762,018	194,843	36,909	(42,178)	53,138	(27,505)
Eliminate Liberty Broadband	(22,256)	3,528	(13,092)	16,416	(30,586)	11,442
	$739,762	198,371	23,817	(25,762)	22,552	(16,063)

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

Other Information

	December 31, 2018			December 31, 2017
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in thousands
GCI Holdings	$3,331,717	719	131,029	—	—	—
Liberty Broadband	12,098,437	12,004,376	41	11,931,789	11,835,613	70
Corporate and other	4,894,452	176,311	3,323	6,172,213	114,655	3,488
	20,324,606	12,181,406	134,393	18,104,002	11,950,268	3,558
Eliminate Liberty Broadband	(12,098,437)	(12,004,376)	(41)	(11,931,789)	(11,835,613)	(70)
Consolidated	$8,226,169	177,030	134,352	6,172,213	114,655	3,488

The following table provides a reconciliation of segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2018	2017	2016
	amounts in thousands
Consolidated segment Adjusted OIBDA	$198,371	(25,762)	(16,063)
Stock‑based compensation	(28,207)	(26,583)	(16,128)
Depreciation and amortization	(206,946)	(3,252)	(2,964)
Impairment of intangibles and long-lived assets	(219,595)	—	—
Operating income (loss)	(256,377)	(55,597)	(35,155)
Interest expense	(105,215)	—	—
Share of earnings (loss) of affiliates, net	25,772	7,001	11,831
Realized and unrealized gains (losses) on financial instruments, net	(758,836)	637,164	1,309,365
Other, net	(8,100)	2,467	30,773
Earnings (loss) from continuing operations before income taxes	$(1,102,756)	591,035	1,316,814

GCI, LLC AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2018, 2017 and 2016

(16) Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	amounts in thousands
2018
Revenue	$61,204	233,490	210,146	234,922
Operating income (loss)	$(7,169)	1,798	(19,558)	(231,448)
Net earnings (loss)	$(191,549)	(311,612)	353,001	(767,721)
Net earnings (loss) attributable to member	$(191,510)	(311,458)	353,128	(767,690)

2017
Revenue	$3,969	6,177	5,493	8,178
Operating income (loss)	$(11,351)	(11,617)	(10,469)	(22,160)
Net earnings (loss)	$450,654	31,601	287,290	(44,988)
Net earnings (loss) attributable to member	$450,654	31,602	287,362	(45,032)

PART III

Items 10, 11, 12 and 13 are omitted per General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accountant Fees and Services

For the fiscal year ending December 31, 2017, our independent auditor was Grant Thornton LLP (“GT”). On March 9, 2018, GT was replaced as our independent registered public accounting firm by KPMG LLP. The replacement of GT and approval of the appointment of KPMG LLP as our independent registered public accounting firm was approved by the audit committee of GCI Liberty’s board of directors on March 9, 2018 in connection with the closing of the Transactions and on May 11, 2018 following the completion of the Reincorporation Merger.

Fees for professional audit services relating to our consolidated financial statements are incurred by GCI Liberty in connection with the audit of their consolidated financial statements. GCI, LLC incurs an insignificant amount of additional fees specific to the audit of its financial statements.

The following table presents (i) fees for professional audit services rendered by GT for the audit of GCI’s consolidated financial statements for 2017 and fees billed for other services rendered by GT and (ii) an estimate of fees for professional audit services rendered by KPMG LLP for the audit of our parent company’s consolidated financial statements for 2018 and fees billed for other services rendered by KPMG LLP:

	2018	2017
Audit fees(1)	$3,265,550	1,435,101
Audit related fees(2)	—	134,750
Audit and audit related fees	3,265,550	1,569,851
Tax fees(3)	—	124,693
Total fees	$3,265,550	1,694,544
(1) Consists of fees for annual financial statement audit, quarterly financial statement reviews, reviews of other filings by the company with the SEC, audit of internal control over financial reporting and for services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements.

(2) Consists of fees for Form S-4 filings and the audit of the GCI 401(k) Plan and review of the related annual report on Form 11-K filed with the SEC.

(3) Consists of fees for review of GCI's state and federal income tax returns and consultation on various tax advice and tax planning matters.

GCI Liberty’s audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

POLICY ON PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

GCI Liberty’s audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, GCI Liberty’s audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as "pre-approved services"):

•audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on our internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

• audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of our

III-1

consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain Securities and Exchange Commission rules or listing standards; and

•tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

Notwithstanding the foregoing general pre-approval, if, in the reasonable judgment of GCI Liberty’s Chief Financial Officer or Senior Vice President and Controller, an individual project involving the provision of pre-approved services is likely to result in fees in excess of $50,000, or if individual projects under $50,000 are likely to equal or exceed $250,000 during the period between the regularly scheduled meetings of the audit committee, then such projects will require the specific pre-approval of GCI Liberty’s audit committee. GCI Liberty’s audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Gregg Engles currently serves as the chairman of GCI Liberty’s audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of GCI Liberty’s audit committee.

GCI Liberty’s pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2018 were approved in accordance with the terms of the policy in place.

III-2

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Financial Statement Schedules

(i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii) The audited consolidated financial statements of Liberty Broadband Corporation as of December 31, 2018 and 2017, and for each of the years ended December 31, 2018, 2017 and 2016, as well as the accompanying notes thereto and the related Report of Independent Registered Public Accounting Firm, are contained in Liberty Broadband Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 8, 2019 and are incorporated herein by reference as Exhibit 99.1.

(a)(3). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1
Agreement and Plan of Merger, dated as of March 8, 2018, by and between GCI, Inc., and GCI, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2018 (File No. 000-05890) (the “March 2018 8-K”)).

3 - Articles of Incorporation and Bylaws:
3.1	Certificate of Formation of GCI, LLC, dated as of March 2, 2018 (incorporated by reference to Exhibit 3.1 to the March 2018 8-K).
3.2	Certificate of Merger of GCI, Inc. with and into GCI, LLC, dated as of March 8, 2018 (incorporated by reference to Exhibit 3.2 to the March 2018 8-K).
3.3	Amended and Restated Limited Liability Company Operating Agreement of GCI, LLC, dated as of March 8, 2018 (incorporated by reference to Exhibit 3.3 to the March 2018 8-K).
4 - Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Indenture, dated as of May 20, 2011, between GCI, Inc., as issuer, and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on May 25, 2011 (File No. 000-05890) (the “May 2011 8-K”)).

4.2
Indenture, dated as of April 1, 2015, between GCI, Inc., as issuer, and MUFG Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 6, 2015 (File No. 000-05890)).

4.3
Supplemental Indenture, dated as of April 28, 2017, between GCI, Inc., as issuer, and MUFG Union Bank, N.A., as Trustee (6.75% Senior Notes) (incorporated by reference to Exhibit 4.1 to GCI Liberty, Inc.’s Current Report on Form 8-K filed on May 2, 2017 (File No. 000-15279) (the “May 2017 8-K”)).

4.4
Second Supplemental Indenture, dated as of March 8, 2018, between GCI, LLC, as issuer, and MUFG Union Bank, N.A., as Trustee (6.75% Senior Notes) (incorporated by reference to Exhibit 4.3 to GCI Liberty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 10, 2018 (File No. 001-38385) (the “GCI Liberty 2018 Q1 10-Q”)).

4.5
Supplemental Indenture, dated as of April 28, 2017, between GCI, Inc., as issuer, and MUFG Union Bank, N.A., as Trustee (6.875% Senior Notes) (incorporated by reference to Exhibit 4.2 to the May 2017 8-K).

4.6
Second Supplemental Indenture, dated as of March 8, 2018, between GCI, LLC, as issuer, and MUFG Union Bank, N.A., as Trustee (6.875% Senior Notes) (incorporated by reference to Exhibit 4.4 to the GCI Liberty 2018 Q1 10-Q).

4.7
Form of Margin Loan Agreement, dated as of December 29, 2017, by and among Broadband Holdco, LLC, as Borrower, Various Lenders, JPMorgan Chase Bank, N.A., London Branch, as Calculation Agent, and JP Morgan Chase Bank, N.A., London Branch, as Administrative Agent (incorporated by reference to Exhibit 4.1 to GCI Liberty, Inc.’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385)).

4.8
Form of Amendment No. 1 to Margin Loan Agreement, dated as of October 5, 2018, by and among Broadband Holdco, LLC, as Borrower, Various Lenders, JPMorgan Chase Bank, N.A., London Branch, as Administrative Agent, and JPMorgan Chase Bank, N.A., London Branch as Calculation Agent (incorporated by reference to Exhibit 4.1 to GCI Liberty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 8, 2018 (File No. 001-38385)).

10 - Material Contracts:
10.1
Second Amended and Restated Aircraft Lease Agreement between GCI Communication Corp., an Alaska corporation, and 560 Company, Inc., an Alaska corporation, dated May 9, 2011 (incorporated by reference to Exhibit 10.190 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011 (File No. 000-05890)).

10.2	First Amendment to Second Amended and Restated Aircraft Lease Agreement between GCI Communication Corp., an Alaska corporation, and 560 Company, Inc., an Alaska corporation, dated November 30, 2018.*
10.3	Seventh Amendment to the Fourth Amended and Restated Credit Agreement dated as of February 27, 2018 (incorporated by reference to Exhibit 4.2 to the GCI Liberty 2018 Q1 10-Q).
10.4
Amendment Agreement, dated as of December 27, 2018, among GCI, LLC, the subsidiary guarantors party thereto, the lenders party thereto, Credit Agricole Corporate and Investment Bank, as administrative agent, and the other parties thereto*

16.1	Letter from Grant Thornton LLP, dated March 14, 2018 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2018 (File No.000-05890)).
31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32.1	Section 1350 Certification. **
99.1
Audited consolidated financial statements of Liberty Broadband Corporation as of December 31, 2018 and 2017, and for each of the years ended December 31, 2018, 2017 and 2016 (incorporated by reference to Liberty Broadband Corporation's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36713), filed on February 8, 2019).

99.2	Reconciliation of GCI, LLC and its Subsidiaries Net Assets and Net Earnings to GCI, LLC and its Restricted Subsidiaries Net Assets and Net Earnings. *
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Calculation Linkbase Document. *
101.LAB	XBRL Taxonomy Label Linkbase Document. *
101.PRE	XBRL Taxonomy Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Definition Document. *

*	Filed herewith.
**	Furnished herewith.

Item 16.  Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, LLC

Date:	February 28, 2019	By:	/s/ Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

Date:	February 28, 2019	By:	/s/ Mark D. Carleton
Mark D. Carleton
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory B. Maffei	President and Chief Executive Officer	February 28, 2019
Gregory B. Maffei

Chief Financial Officer (Principal Financial Officer and
/s/ Mark D. Carleton	Principal Accounting Officer)	February 28, 2019
Mark D. Carleton

/s/ Mark D. Carleton	Chief Financial Officer of GCI Liberty, Inc., as	February 28, 2019
Mark D. Carleton	Sole Member-Manager of the Registrant

IV-4