Form 10-Q
period 2019-03-31
GCI, LLC
filed 2019-05-09
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
 Commission File No. 000-05890
GCI, LLC
(Exact name of Registrant as specified in its charter)

Delaware	92-0072737
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

12300 Liberty Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 875-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
None	None	None
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

Large accelerated filer ☒	Accelerated filer ☒
Non-accelerated filer ☒	Smaller reporting company ☐
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

As of May 9, 2019, GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2019	2018
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$156,846	170,741
Trade and other receivables, net of allowance for doubtful accounts of $17,548 and $7,555, respectively	175,825	182,600
Other current assets	34,349	40,100
Total current assets	367,020	393,441
Investments in equity securities (note 4)	1,867,838	1,533,517
Investments in affiliates, accounted for using the equity method (note 5)	172,975	177,030
Investment in Liberty Broadband measured at fair value (note 5)	3,915,632	3,074,373
Property and equipment, net	1,161,345	1,184,606
Intangible assets not subject to amortization
Goodwill	844,182	844,182
Cable certificates	305,000	305,000
Wireless licenses	191,697	190,000
Other	16,500	16,500
	1,357,379	1,355,682
Intangible assets subject to amortization, net (note 6)	423,431	436,006
Other assets, net	163,848	71,514
Total assets	$9,429,468	8,226,169

		(Continued)
See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2019	2018
	amounts in thousands
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$80,101	99,424
Deferred revenue	32,004	31,743
Current portion of debt, net of deferred financing costs (note 7)	901,306	900,759
Variable forward	91,484	20,340
Other current liabilities	64,333	24,459
Total current liabilities	1,169,228	1,076,725
Long-term debt, net, (note 7)	1,520,782	1,522,939
Loans from GCI Liberty	110,917	107,682
Obligations under finance leases and tower obligations, excluding current portion (note 8)	118,039	122,245
Long-term deferred revenue	62,324	65,954
Deferred income tax liabilities	1,078,808	792,064
Other liabilities	121,835	50,543
Total liabilities	4,181,933	3,738,152
Equity
Member's Equity:
Member's investment	3,488,093	3,478,744
Retained earnings	1,749,932	999,706
Total member's equity	5,238,025	4,478,450
Non-controlling interests	9,510	9,567
Total equity	5,247,535	4,488,017
Commitments and contingencies
Total liabilities and equity	$9,429,468	8,226,169

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	amounts in thousands
Revenue	$217,736	61,204
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	68,893	19,819
Selling, general and administrative, including stock-based compensation (note 10)	115,127	32,533
Insurance proceeds	(2,500)	—
Depreciation and amortization expense	67,678	16,021
	249,198	68,373
Operating income (loss)	(31,462)	(7,169)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(33,548)	(7,673)
Share of earnings (losses) of affiliates, net (note 5)	(3,296)	(2,492)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	1,104,435	(100,198)
Other, net	791	244
	1,068,382	(110,119)
Earnings (loss) before income taxes	1,036,920	(117,288)
Income tax (expense) benefit	(286,747)	(74,261)
Net earnings (loss)	750,173	(191,549)
Less net earnings (loss) attributable to the non-controlling interests	(57)	(39)
Net earnings (loss) attributable to member	$750,230	(191,510)

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$750,173	(191,549)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	67,678	16,021
Stock-based compensation expense	5,631	5,236
Share of (earnings) losses of affiliates, net	3,296	2,492
Realized and unrealized (gains) losses on financial instruments, net	(1,104,435)	100,198
Deferred income tax expense (benefit)	286,739	75,596
Other, net	2,489	243
Change in operating assets and liabilities:
Current and other assets	22,501	(20,633)
Payables and other liabilities	(8,173)	(7,420)
Net cash provided (used) by operating activities	25,899	(19,816)
Cash flows from investing activities:
Cash and restricted cash from acquisition of GCI Holdings	—	147,957
Capital expended for property and equipment	(40,114)	(6,500)
Other	803	—
Net cash provided (used) by investing activities	(39,311)	141,457
Cash flows from financing activities:
Borrowings from GCI Liberty	2,000	—
Borrowings of debt	—	1,000,000
Repayment of debt, capital lease, and tower obligations	(4,739)	(6,386)
Contributions from (distributions to) member	4,198	(447,950)
Distribution to non-controlling interests	—	(3,272)
Contributions from (distributions to) Qurate Retail	—	(1,082,321)
Other financing activities, net	(1,929)	(4,341)
Net cash provided (used) by financing activities	(470)	(544,270)
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,882)	(422,629)
Cash, cash equivalents and restricted cash at beginning of period	171,516	574,148
Cash, cash equivalents and restricted cash at end of period	$157,634	151,519

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	March 31,	December 31,
	2019	2018
	amounts in thousands
Cash and cash equivalents	$156,846	170,741
Restricted cash included in other current assets	788	775
Total cash and cash equivalents and restricted cash at end of period	$157,634	171,516

See accompanying notes to condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Member's Investment	Retained earnings	Non-controlling interest in equity of subsidiaries	Total equity
	amounts in thousands
Balances at January 1, 2018	$2,305,440	1,914,963	3,633	4,224,036
Net earnings (loss)	—	(191,510)	(39)	(191,549)
Stock-based compensation	4,874	—	—	4,874
Contribution of taxes in connection with HoldCo Split-Off	1,147,186	—	—	1,147,186
Distribution to Qurate Retail	(1,082,296)	—	—	(1,082,296)
Contributions from (distributions to) member, net	(447,950)	—	—	(447,950)
Allocated consideration in connection with the Transactions	1,441,669	—	7,000	1,448,669
Distribution to non-controlling interests	—	—	(3,272)	(3,272)
Other	8	(8)	—	—
Balances at March 31, 2018	$3,368,931	1,723,445	7,322	5,099,698

Balances at January 1, 2019	$3,478,744	999,706	9,567	4,488,017
Net earnings	—	750,230	(57)	750,173
Stock-based compensation	6,735	—	—	6,735
Contributions from (distributions to) member, net	4,528	—	—	4,528
Other	(1,914)	(4)	—	(1,918)
Balances at March 31, 2019	$3,488,093	1,749,932	9,510	5,247,535

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Transactions and certain conditions to and provisions governing the relationship between GCI Liberty and Qurate Retail (for accounting purposes a related party of GCI Liberty) with respect to and resulting from the Transactions. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and GCI Liberty and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, GCI Liberty shares office space with Liberty Media and related amenities at its corporate headquarters. GCI Liberty reimburses Liberty Media for direct, out‑of‑pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi‑annually. Liberty Media is a related party of GCI Liberty for accounting purposes as a result of the services agreement. Under these agreements, approximately $2.3 million and $1.7 million were reimbursable to Liberty Media for the three months ended March 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board ("FASB") issued new guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance will be effective for the Company in the first quarter of 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

(2) Acquisition

GCI, LLC's parent company, GCI Liberty was acquired on March 9, 2018. The acquisition of our parent company was accounted for as a reverse acquisition. Under this method, HoldCo is the acquirer of our parent company and is also considered the acquirer of GCI, LLC. We have elected to apply pushdown accounting given there was a change-in-control event related to our parent company. We have reflected the new basis of accounting established by our parent company for the individual assets and liabilities that were acquired by HoldCo using the acquisition method of accounting. The acquisition price was $1.4 billion (primarily level 1). The application of the acquisition method resulted in the assignment of purchase price to the GCI, LLC assets acquired and liabilities assumed based on our estimates of their acquisition date fair values (primarily level 3). The assets acquired and liabilities assumed, and as discussed within this note, are those assets and liabilities of GCI, LLC prior to the completion of the acquisition by HoldCo. The determination of the fair values of the acquired assets and liabilities (and the determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The acquisition price allocation for GCI, LLC is as follows (amounts in thousands):

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
$1,441,669

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and non-contractual relationships. Amortizable intangible assets of $468.7 million were acquired and are comprised of a tradename with an estimated useful life of approximately 10 years, customer relationships with a weighted average useful life of approximately 16 years and right-to-use assets with a weighted average useful life of 8 years. Approximately $170.0 million of the acquired goodwill will be deductible for income tax purposes. As of March 31, 2019, the determination of the acquisition date fair value of the acquired assets and assumed liabilities is final.

Since the date of the acquisition, included in net earnings (loss) attributable to the GCI, LLC member for the three months ended March 31, 2018 is $1.5 million in losses related to GCI Holdings. The unaudited pro forma revenue and net earnings of GCI, LLC, prepared utilizing the historical financial statements of HoldCo, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition discussed above occurred on January 1, 2017, are as follows:

Three Months Ended
March 31,
2018
amounts in thousands, except per share amounts
Revenue	$219,472
Net earnings (loss)	$(199,203)
Net earnings (loss) attributable to GCI, LLC member	$(199,048)

The pro forma results include adjustments directly attributable to the business combination including adjustments related to the amortization of acquired tangible and intangible assets, revenue, interest expense, stock-based compensation, and the exclusion of transaction related costs. These results also include the impact of the Federal Communications Commission's decision to reduce rates paid to us under the Rural Health Care Program and the new revenue standard. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition had occurred previously and the Company consolidated the results of GCI, LLC during the periods presented.

(3) Assets and Liabilities Measured at Fair Value

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2019			December 31, 2018
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in thousands
Cash equivalents	$88,453	88,453	—	66,348	66,348	—
Equity securities	$1,862,553	1,862,553	—	1,529,901	1,529,901	—
Investment in Liberty Broadband	$3,915,632	3,915,632	—	3,074,373	3,074,373	—
Variable forward	$91,484	—	91,484	20,340	—	20,340

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

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three Months Ended
	March 31,
	2019	2018
	amounts in thousands
Equity securities	$334,320	(131,562)
Investment in Liberty Broadband	841,259	22,621
Variable forward	(71,144)	8,743
	$1,104,435	(100,198)

(4) Investments in Equity Securities

Investments in equity securities, the majority of which are carried at fair value, are summarized as follows:

	March 31,	December 31,
	2019	2018
	amounts in thousands
Charter (a)	$1,858,883	1,526,984
Other investments (b)	8,955	6,533
	$1,867,838	1,533,517
(a) A portion of the Charter equity securities are considered covered shares and subject to certain contractual restrictions in accordance with the indemnification agreement entered into by GCI Liberty. Pursuant to the indemnification agreement, GCI Liberty has agreed to indemnify LI LLC for certain payments made to a holder of LI LLC 1.75% exchangeable debentures due 2046.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(b) The Company has elected the measurement alternative for a portion of these securities.

(5) Investments in Affiliates Accounted for Using the Equity Method

Investment in LendingTree

The Company has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2019 and the carrying amount at December 31, 2018:

	March 31, 2019			December 31, 2018
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in thousands
LendingTree (a)	26.9%	$1,210,769	$171,116	174,002
Other	various	NA	1,859	3,028
			$172,975	177,030

(a) Both the Company's ownership interest in LendingTree and the Company's share of LendingTree's earnings (losses) are reported on a three month lag. The market value disclosed is as of March 31, 2019.

The Company’s share of LendingTree’s losses was $2.1 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2019, the Company has a 23.5% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management at GCI Liberty, the Company has been deemed to have significant influence over Liberty Broadband for accounting purposes, even though the Company does not have any voting rights. The Company has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that investors value this investment based on the trading price of Liberty Broadband. The Company recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the accompanying condensed consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	March 31,	December 31,
	2019	2018
	amounts in thousands
Current assets	$74,299	84,574
Investment in Charter, accounted for using the equity method	11,999,494	12,004,376
Other assets	9,585	9,487
Total assets	12,083,378	12,098,437
Long-term debt, including current portion	523,238	522,928
Deferred income tax liabilities	961,665	965,829
Other liabilities	8,720	11,062
Equity	10,589,755	10,598,618
Total liabilities and shareholders' equity	$12,083,378	12,098,437

	Three months ended
	March 31,
	2019	2018
	amounts in thousands
Revenue	$3,458	11,791
Operating expenses, net	(9,659)	(9,545)
Operating income (loss)	(6,201)	2,246
Share of earnings (losses) of affiliates	34,849	9,302
Gain (loss) on dilution of investment in affiliate	(41,403)	(26,757)
Other income (expense), net	(6,120)	(4,812)
Income tax benefit (expense)	4,574	4,951
Net earnings (loss)	$(14,301)	(15,070)

(6) Intangible Assets

Intangible Assets Subject to Amortization

	March 31, 2019
	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount
	amounts in thousands
Customer relationships	$408,267	(65,354)	342,913
Other amortizable intangibles	126,453	(45,935)	80,518
Total	$534,720	(111,289)	423,431

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Amortization expense for intangible assets with finite useful lives was $16.3 million and $5.2 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Remainder of 2019	$44,525
2020	$51,997
2021	$41,616
2022	$36,009
2023	$33,260

(7) Debt

Debt is summarized as follows:

	Outstanding
	Principal	Carrying Value
	March 31,	March 31,	December 31,
	2019	2019	2018
	amounts in thousands
Margin Loan Facility	$900,000	900,000	900,000
Senior notes	775,000	802,107	803,287
Senior credit facility	714,510	714,510	715,124
Wells Fargo note payable	7,436	7,436	7,554
Deferred financing costs	—	(1,965)	(2,267)
Total debt	$2,396,946	2,422,088	2,423,698
Debt classified as current (included in other current liabilities)		(901,306)	(900,759)
Total long-term debt		$1,520,782	1,522,939

Margin Loan

On December 29, 2017, Broadband Holdco, LLC ("Broadband Holdco"), a wholly owned subsidiary of, at such time, Qurate Retail, and now the Company, entered into a margin loan agreement with various lender parties consisting of a term loan in an aggregate principal amount of $1 billion (the “Margin Loan”). 42,681,842 shares of Liberty Broadband Series C common stock with a value of $3.9 billion were pledged by Broadband Holdco, LLC as collateral for the loan as of March 31, 2019. This Margin Loan has a term of two years with an interest rate of LIBOR plus 1.85% and contains an undrawn commitment fee of up to 0.75% per annum. Deferred financing costs incurred on the Margin Loan are reflected in current portion of debt, net in the accompanying condensed consolidated balance sheet. In connection with the completion of the Transactions, Broadband Holdco borrowed the full principal amount of the Margin Loan. A portion of the proceeds of the Margin Loan was used to make a distribution to Qurate Retail of $1.1 billion to be used within one year for the repurchase of QVC Group stock (now the Qurate Retail common stock) or to pay down certain debt at Qurate Retail, and for the payment of fees and other costs and expenses, in each case, pursuant to the terms of the reorganization agreement.  The distributed loan proceeds constituted a portion of the cash reattributed to the QVC Group.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Senior Notes

Interest on the 6.75% Senior Notes due 2021 (the "2021 Notes") and the 6.875% Senior Notes due 2025, both of which were issued by GCI, Inc., which is now GCI, LLC (collectively, the “Senior Notes”), is payable semi-annually in arrears. The Senior Notes are redeemable at the Company's option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $27.1 million at March 31, 2019. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations. As of March 31, 2019, GCI, LLC exceeded the maximum leverage threshold, as measured by the terms of its Senior Notes, and therefore does not have access to any additional funding under the revolving portion of the Senior Credit Facility, as defined below.

Senior Credit Facility

On December 27, 2018, GCI, LLC amended and restated the Fifth Amended and Restated Credit Agreement dated as of March 9, 2018 and refinanced the revolving credit facility and term loan A with a new revolving credit facility, leaving the existing Term Loan B in place (the "Senior Credit Facility"). The Senior Credit Facility provides a $240.7 million term loan B ("Term Loan B") and a $550.0 million revolving credit facility.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

obligations under the Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI Holdings and the subsidiary guarantors, as defined in the Senior Credit Facility, and on the stock of GCI Holdings.

As of March 31, 2019, there is $239.5 million outstanding under the Term Loan B, $475.0 million outstanding under the revolving portion of the Senior Credit Facility and $10.1 million in letters of credit under the Senior Credit Facility, which leaves $64.9 million available for borrowing when GCI, LLC meets the maximum leverage threshold, as measured by the terms of its Senior Notes.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. GCI, LLC is in compliance with all debt maintenance covenants as of March 31, 2019.

Fair Value of Debt

The fair value of the Senior Notes was $798.6 million at March 31, 2019.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at March 31, 2019.

(8) Leases

In February 2016 and subsequently, the FASB issued new guidance which revises the accounting for leases (“ASC 842”). Under the new guidance, entities that lease assets are required to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. In addition, new disclosures are required to meet the objective of enabling users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this guidance on January 1, 2019 and elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption. Results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

The Company elected certain of the available transition practical expedients, including those that permit it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The most significant impact of the new guidance was the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases. In addition, the Company elected the practical expedient to account for the lease and non-lease components as a single lease component and will not recognize a right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.

The Company recognized $107 million of ROU assets, $27 million of short-term operating lease liabilities and $80 million of long-term operating lease liabilities in the accompanying condensed consolidated balance sheet upon the adoption of the new standard.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In 2016 and 2017, GCI Holdings sold certain tower sites and entered into a master lease agreement in which it leased back space on those tower sites. At the time, GCI Holdings determined that it was precluded from applying sales-leaseback accounting. Upon adoption of ASC 842, GCI Holdings considered whether this transaction would have resulted in a completed sale-leaseback transaction and concluded that the transaction did not meet the criteria and should continue to be accounted for in the same manner as previously determined.

The Company has entered into finance lease agreements with satellite providers for transponder capacity to transmit voice and data traffic in rural Alaska. The Company is also party to finance lease agreements for an office building and certain retail store locations. The Company also leases office space, land for towers and communication facilities, satellite transponders, fiber capacity, and equipment. These leases are classified as operating leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate at the commencement date of the lease.

Our leases have remaining lease terms of 0 years to 31 years, some of which may include the option to extend for up to 40 years, and some of which include options to terminate the leases within 4 years.

The components of lease cost during the three months ended March 31, 2019 were as follows:

Three months ended
March 31, 2019
amounts in thousands
Operating lease cost (1)	$9,780

Finance lease cost
Depreciation of leased assets	$2,159
Interest on lease liabilities	506
Total finance lease cost	$2,665
(1) Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.

For the three months ended March 31, 2018, the Company recorded depreciation expense on finance leases (previously referred to as capital leases) and operating lease expense of $0.7 million and $3 million, respectively.

The remaining weighted-average lease term and the weighted average discount rate were as follows:

Three months ended
March 31, 2019
Weighted-average remaining lease term (years):
Finance leases	3.5
Operating leases	5.8
Weighted-average discount rate:
Finance leases	4.9
Operating leases	5.8

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to leases was as follows:

March 31,
2019
amounts in thousands
Operating leases:
Operating lease right-of-use assets, net (1)	$101,551

Current operating lease liabilities (2)	$28,235
Operating lease liabilities (3)	71,254
Total operating lease liabilities	$99,489

Finance Leases:
Property and equipment, at cost	$41,084
Accumulated depreciation	(9,354)
Property and equipment, net	$31,730

Current obligations under finance leases (4)	$11,778
Obligations under finance leases and tower obligations	26,921
Total finance lease liabilities	$38,699
(1) Operating lease right-of-use assets, net are included within the other assets, net line item in the accompanying condensed consolidated balance sheets.
(2) Current operating lease liabilities are included within the other current liabilities line item in the accompanying condensed consolidated balance sheets.
(3) Operating lease liabilities are included within the other liabilities line item in the accompanying condensed consolidated balance sheets.
(4) Current obligations under finance leases are included within the other current liabilities line item in the accompanying condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

Three months ended
March 31, 2019
amounts in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,888
Operating cash flows from finance leases	$506
Financing cash flows from finance leases	$2,856
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,398
Finance leases	$—

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future lease payments under finance leases, operating leases and tower obligations with initial terms of one year or more at March 31, 2019 consisted of the following:

	Finance Leases	Operating Leases	Tower Obligation
	amounts in thousands
Remainder of 2019	$10,088	26,966	5,739
2020	13,459	31,437	7,797
2021	12,044	22,530	7,953
2022	5,293	13,737	8,112
2023	678	9,720	8,274
Thereafter	1,734	21,952	142,825
Total lease payments	43,296	126,342	180,700
Less: imputed interest	(4,597)	(26,853)	(88,593)
Total lease liabilities	$38,699	99,489	92,107

(9) Variable Interest Entities

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

US Bancorp is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on the projects.  Restricted cash of $0.8 million was held by Unicom at March 31, 2019 and is included in the accompanying condensed consolidated balance sheets. The Company completed construction of the projects partially funded by these transactions.

These transactions include put/call provisions whereby the Company may be obligated or entitled to repurchase US Bancorp’s interest in each investment fund for a nominal amount. The Company believes that US Bancorp will exercise the put options at the end of the compliance periods for each of the transactions. The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code of 1986, as amended. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp. The Company has agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as its obligation to deliver tax benefits is relieved. There have been no credit recaptures as of March 31, 2019.  The value attributed to the put/calls is nominal.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

absorb losses of the VIEs. The Company concluded that it is the primary beneficiary of each and consolidated the VIEs in accordance with the accounting standard for consolidation.

The assets and liabilities of the consolidated VIEs were $89 million and $63 million, respectively, as of March 31, 2019.

The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. US Bank does not have recourse to us or our other assets, with the exception of customary representations and indemnities the Company has provided. The Company is not required and does not currently intend to provide additional financial support to these VIEs. While these subsidiaries are included in the Company's consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and not available to the Company's creditors.

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

(10) Stock-Based Compensation

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $5.6 million and $5.2 million of stock-based compensation during the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, and in connection with GCI Liberty's CEO's employment agreement, GCI Liberty granted 51 thousand performance-based RSUs of GCI Liberty Series B common stock to GCI Liberty's CEO. The RSUs had a GDFV of $53.78 per share at the time they were granted and cliff vest in one year, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	Series A
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,650	$47.61
Granted	—	$—
Exercised	(40)	$22.59
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2019	1,610	$48.22	1.5	years	$12
Exercisable at March 31, 2019	1,276	$48.78	1.1	years	$9

Series B
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,223	$56.10
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2019	1,223	$56.10	3.8	years	$—
Exercisable at March 31, 2019	905	$56.01	4.1	years	$—

As of March 31, 2019, the total unrecognized compensation cost related to unvested options and RSA/RSUs was approximately $7 million and $27 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.2 years and 2.0 years, respectively.

As of March 31, 2019, GCI Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.6 million shares of GCI Liberty Series A common stock and 1.2 million shares of GCI Liberty Series B common stock.

(11) Commitments and Contingencies

Rural Health Care (“RHC”) Program

On November 30, 2018, a subsidiary of GCI Holdings received multiple funding denial notices from USAC, denying requested funding from the RHC Program operated by a rural health customer (the "Customer") for the funding year that ended on June 30, 2018. In November 2017, USAC requested information from the Customer related to bidding process documentation for two separate service contracts a subsidiary of GCI Holdings has with the Customer. Although the Customer timely responded, USAC found that bids previously received were not submitted with the original funding request and/or that bidding information submitted was related to the wrong bidding year. The Customer filed an appeal with USAC on January 29, 2019 and made a supplemental filing on March 12, 2019.

On May 6, 2019, the Customer received a letter from USAC that denied the Customer’s appeal for all requested funding on the basis that the Customer failed to indicate that it had received, and failed to submit copies of, the responses or bids received, when it originally sought funding from the RHC Program under the two service contracts that a subsidiary of GCI Holdings has with the Customer. It is our understanding that the Customer intends to appeal USAC’s decision to the Wireline Competition Bureau of the FCC but resolution and the timing of the appeal is unknown at this time. As of March 31, 2019, GCI Holdings has accounts receivable of approximately $21.3 million outstanding associated with these two service contracts, which is dependent upon receipt of funding from USAC. Given that USAC has denied the Customer’s appeal as

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

specifically outlined in the May 6, 2019 letter received by the Customer, it is probable that GCI Holdings has incurred a loss and an accounts receivable reserve has been recorded in the amount of $21.3 million as of March 31, 2019 and an associated bad debt expense has been recorded and included within selling, general, and administrative expense in the condensed consolidated statements of operations.

(12) Information About the Company's Operating Segments

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

The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA (as defined below), and subscriber metrics.

For the three months ended March 31, 2019 the Company has identified the following subsidiary as a reportable segment:

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

The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the consolidated subsidiaries included in the segments are the same as those described in the Company’s Summary of Significant Accounting Policies in note 2 to the accompanying consolidated financial statements to the Annual Report on Form 10-K for the year ended December 31, 2018.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three Months Ended
	2019	2018
	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$27,492	7,762
Data	41,178	10,026
Video	21,016	5,762
Voice	4,461	1,168
Business Revenue
Wireless	18,384	5,427
Data	68,110	18,431
Video	3,825	1,022
Voice	6,204	1,627
Lease, grant, and revenue from subsidies	22,541	5,567
Total GCI Holdings	213,211	56,792
Corporate and other	4,525	4,412
Total	$217,736	61,204

Liberty Broadband revenue totaled $3.5 million and $11.8 million for the three months ended March 31, 2019 and 2018, respectively.

The Company had gross receivables of $206 million and deferred revenue of $36 million at March 31, 2019 from contracts with customers, which amounts exclude receivables and deferred revenue arising from leases, grants, and subsidies. Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three months ended March 31, 2019 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $158 million in the remainder of 2019, $193 million in 2020, $127 million in 2021, $86 million in 2022 and $24 million in 2023 and thereafter.

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

The Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock‑based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock‑based compensation, separately reported litigation settlements, insurance proceeds and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

Adjusted OIBDA is summarized as follows:

	Three Months Ended March 31,
	2019	2018
	amounts in thousands
GCI Holdings	$44,471	19,748
Liberty Broadband	(3,117)	4,560
Corporate and other	(5,124)	(5,660)
	36,230	18,648
Eliminate Liberty Broadband	3,117	(4,560)
	$39,347	14,088

Other Information

	March 31, 2019
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in thousands
GCI Holdings	$3,374,789	613	39,689
Liberty Broadband	12,083,378	11,999,494	17
Corporate and other	6,054,679	172,362	425
Eliminate Liberty Broadband	(12,083,378)	(11,999,494)	(17)
Consolidated	$9,429,468	172,975	40,114

The following table provides a reconciliation of segment Adjusted OIBDA to operating income (loss) and earnings (loss) from continuing operations before income taxes:

	Three Months Ended March 31,
	2019	2018
	amounts in thousands
Consolidated segment Adjusted OIBDA	$39,347	14,088
Stock‑based compensation	(5,631)	(5,236)
Depreciation and amortization	(67,678)	(16,021)
Insurance proceeds	2,500	—
Operating income (loss)	(31,462)	(7,169)
Interest expense	(33,548)	(7,673)
Share of earnings (loss) of affiliates, net	(3,296)	(2,492)
Realized and unrealized gains (losses) on financial instruments, net	1,104,435	(100,198)
Other, net	791	244
Earnings (loss) from continuing operations before income taxes	$1,036,920	(117,288)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the recoverability of the Company's goodwill and other long-lived assets; the Company's projected sources and uses of cash; the Rural Healthcare Program; the impact of the Alaskan recession and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2018. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Rural Health Care (“RHC”) Program

Subsidiaries of GCI Holdings receive support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company.

The Company disclosed the following items related to its involvement in the RHC Program in its Annual Report on Form 10-K for the year ended December 31, 2018:

•	The FCC reduced the rates charged to RHC customers by approximately 26%.

•	The Company's participating subsidiary received a letter of inquiry and request from the Enforcement Bureau of the FCC in March 2018.

•
The Company's participating subsidiary received multiple funding denial notices from Universal Service Administrative Company ("USAC"), denying the RHC funding requests that had been submitted by a rural health customer.

The Company has no new information regarding the items noted above except with respect to the multiple funding denial notices that were received in which USAC denied funding requests that had been submitted by a rural health customer (the “Customer”).

On November 30, 2018, a subsidiary of GCI Holdings received multiple funding denial notices from USAC, denying requested funding from the RHC Program operated by the Customer for the funding year that ended on June 30, 2018. In November 2017, USAC requested information from the Customer related to bidding process documentation for two separate service contracts a subsidiary of GCI Holdings has with the Customer. Although the Customer timely responded, USAC found that bids previously received were not submitted with the original funding request and/or that bidding information submitted was related to the wrong bidding year. The Customer filed an appeal with USAC on January 29, 2019 and made a supplemental filing on March 12, 2019.

On May 6, 2019, the Customer received a letter from USAC that denied the Customer’s appeal for all requested funding on the basis that the Customer failed to indicate that it had received, and failed to submit copies of, the responses or bids received, when it originally sought funding from the RHC Program under the two service contracts that a subsidiary of GCI Holdings has with the Customer. It is our understanding that the Customer intends to appeal USAC’s decision to the Wireline Competition Bureau of the FCC but resolution and the timing of the appeal is unknown at this time. As of March 31, 2019, GCI Holdings has accounts receivable of approximately $21.3 million outstanding associated with these two service contracts, which is dependent upon receipt of funding from USAC. Given that USAC has denied the Customer’s appeal as specifically outlined in the May 6, 2019 letter received by the Customer, it is probable that GCI Holdings has incurred a loss and an accounts receivable reserve has been recorded in the amount of $21.3 million as of March 31, 2019 and an associated bad debt expense has been recorded and included within selling, general, and administrative expense in the condensed consolidated statements of operations. Additionally, because of the uncertainty of the Customer’s future appeals process and uncertainty relating to our ability to recover payment directly from the Customer, we no longer believe revenue associated with the two service contracts should be recognized due to the unpredictability surrounding the collection of consideration under these two service contracts currently being denied by USAC. Historical annual revenue associated with the two service contracts was approximately $12 million in total and was expected to be the same in future periods. Revenue will not be recognized until an adequate level of clarity is reached on the matter and the applicable revenue recognition criteria are met.

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

	Three Months Ended March 31,
	2019	2018
	amounts in thousands
Revenue
GCI Holdings	$213,211	56,792
Corporate and other	4,525	4,412
Consolidated	$217,736	61,204

Operating Income (Loss)
GCI Holdings	$(23,978)	3,096
Corporate and other	(7,484)	(10,265)
Consolidated	$(31,462)	(7,169)

Adjusted OIBDA
GCI Holdings	$44,471	19,748
Corporate and other	(5,124)	(5,660)
Consolidated	$39,347	14,088

Revenue. Our consolidated revenue increased $156.5 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. The increase for the three months ended March 31, 2019 is primarily due to an increase of $156.4 million at GCI Holdings for the same period as a result of the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss). Our consolidated operating loss increased $24.3 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. The increase is primarily due to a $27.1 million increase in the operating loss at GCI Holdings as a result of the acquisition of GCI Holdings on March 9, 2018, which resulted in a partial quarter of activity for 2018 and a full quarter of activity for 2019 and associated depreciation and amortization as a result of acquisition accounting. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating losses for corporate and other decreased $2.8 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year due to a decrease in stock-based compensation.

Stock-based compensation. Stock based compensation includes compensation related to restricted shares of GCI Liberty's common stock and preferred stock, restricted stock units with respect to GCI Liberty's common stock, and options to purchase shares of GCI Liberty's common stock granted to certain of the Company's directors, employees, and employees of its subsidiaries. We recorded $5.6 million and $5.2 million of stock compensation expense for the three months ended March 31, 2019 and 2018, respectively. The increase is primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings. As of March 31, 2019, the total unrecognized compensation cost related to unvested options and RSAs was approximately $7 million and $27 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.2 years and 2.0 years, respectively.

Adjusted OIBDA. The Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock based compensation, separately reported litigation settlements, insurance proceeds and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income (loss) and earnings (loss) from continuing operations before income taxes.

Consolidated Adjusted OIBDA increased $25.3 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three Months Ended March 31,
	2019	2018
	amounts in thousands
Interest expense
GCI Holdings	$(21,176)	(5,205)
Corporate and other	(12,372)	(2,468)
Consolidated	$(33,548)	(7,673)

Share of earnings (losses) of affiliates, net
GCI Holdings	$(106)	—
Corporate and other	(3,190)	(2,492)
Consolidated	$(3,296)	(2,492)

Realized and unrealized gains (losses) on financial instruments, net
GCI Holdings	$1,858	—
Corporate and other	1,102,577	(100,198)
Consolidated	$1,104,435	(100,198)

Other, net
GCI Holdings	$1,209	130
Corporate and other	(418)	114
Consolidated	$791	244

Interest Expense. Consolidated interest expense increased $25.9 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year primarily due to the acquisition of GCI Holdings on March 9, 2018 and the $1.0 billion margin loan.

Share of earnings (losses) of affiliates, net. Share of earnings (losses) of affiliates, net decreased $0.8 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year due to increased losses by our affiliates.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three Months Ended March 31,
	2019	2018
	amounts in thousands
Equity securities	$334,320	(131,562)
Investment in Liberty Broadband	841,259	22,621
Variable forward	(71,144)	8,743
	$1,104,435	(100,198)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The increase for the three months months ended March 31, 2019 as compared to the corresponding prior period was primarily driven by an unrealized gain in our investments in Liberty Broadband and Charter.

Income taxes. The Company had earnings before income taxes of $1.0 billion and income tax expense of $286.7 million during the three months ended March 31, 2019 and losses before income taxes of $117.3 million and income tax expense of $74.3 million during the three months ended March 31, 2018.

The Company recognized income tax expense in excess of expected federal tax expense for the three months ended March 31, 2019, primarily due to state tax expense. The income tax expense recognized for the three months ended March 31, 2018 was the result of an increase in the Company's state effective tax rate used to measure deferred taxes as a result of the acquisition.

Net earnings (loss). The Company had net earnings of $750.2 million and a net loss of $191.5 million for the three months ended March 31, 2019 and 2018, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

As of March 31, 2019, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, and debt and equity issuances. As of March 31, 2019, GCI, LLC exceeded the maximum leverage threshold, as measured by the terms of its Senior Notes, and therefore does not have access to any additional funding under the revolving portion of the Senior Credit Facility. We believe we have sufficient cash from operating activities and cash on hand to fund our business.

As of March 31, 2019, the Company had a cash and cash equivalents balance of $156.8 million.

	Three Months Ended March 31,
	2019	2018
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$25,899	(19,816)
Net cash provided (used) by investing activities	(39,311)	141,457
Net cash provided (used) by financing activities	(470)	(544,270)
	$(13,882)	(422,629)

During the three months ended March 31, 2019, the Company’s primary use of cash was for capital expenditures. The Company’s primary sources of cash included cash from operations and cash on hand.

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

The projected uses of the Company's cash for the remainder of 2019 are capital expenditures of approximately $105.0 million, approximately $95.0 million for interest payments on outstanding debt, and potential additional investments in existing or new businesses.

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

	March 31,
	2019	2018
Consumer
Wireless:
Wireless lines in service[1]	188,700	196,500
Data:
Cable modem subscribers[2]	124,800	125,400
Video:
Basic subscribers[3]	86,700	93,900
Homes passed	253,400	252,900
Voice:
Total local access lines in service[4]	43,600	49,300
Business
Wireless:
Wireless lines in service[1]	20,900	22,100
Data:
Cable modem subscribers[2]	9,000	9,200
Voice:
Total local access lines in service[4]	35,700	37,600

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

As described in notes 1 and 2 to the accompanying condensed consolidated financial statements, for accounting purposes, HoldCo is considered to have acquired GCI, LLC's parent company, GCI Liberty in the contribution. Although GCI Holdings’ results are only included in the Company’s results beginning on March 9, 2018, we believe a discussion of GCI Holdings’ results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes we are presenting the pro forma results of GCI Holdings for the three months ended March 31, 2018, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of GCI Holdings and assuming the acquisition of GCI Holdings took place on January 1, 2017. We have made pro forma adjustments to the results for the three months ended March 31, 2018 to reflect the impact of the FCC's decision in regards to RHC funding as described above in the Overview section. The financial information below is presented for illustrative purposes only and does not purport to represent what the results of operations of GCI Holdings would actually have been had the business combination occurred on January 1, 2017, or to project the results of operations of GCI Holdings for any future periods. The pro forma adjustments are based on available information and certain assumptions that the Company's management believes are reasonable. The pro forma adjustments are directly attributable to the business combination including adjustments related to the amortization of acquired tangible and intangible assets, stock-based compensation, and the exclusion of transaction related costs; RHC funding as described above; and the new revenue standard and are expected to have a continuing impact on the results of operations of the Company.

GCI Holdings’ operating results for the three months ended March 31, 2019 and pro forma operating results for the three months ended March 31, 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	amounts in thousands
Revenue	$213,211	215,058
Operating expenses (excluding stock-based compensation included below):
Operating expense	(64,305)	(63,010)
Selling, general and administrative expenses	(104,435)	(84,259)
Adjusted OIBDA	44,471	67,789
Stock-based compensation	(3,996)	(1,676)
Legal settlement	—	(3,600)
Insurance proceeds	2,500	—
Depreciation and amortization	(66,953)	(58,669)
Operating income (loss)	$(23,978)	3,844

Revenue

The components of revenue for the three months ended March 31, 2019 and 2018, respectively, are as follows:

	Three Months Ended March 31,
	2019	2018
	amounts in thousands
Consumer
Wireless	$39,907	40,990
Data	41,178	39,062
Video	21,021	22,477
Voice	4,484	5,299
Business
Wireless	22,757	23,803
Data	69,035	68,327
Video	3,825	3,685
Voice	11,004	11,415
Total	$213,211	215,058

Consumer wireless revenue decreased $1.1 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. The decrease was primarily due to a $0.7 million decrease in USF high cost support ("High Cost Support") for the three months ended March 31, 2019 as compared to the corresponding period in the prior year due to the previously disclosed end of High Cost Support for urban areas as of December 31, 2018.

Consumer data revenue increased $2.1 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. The increase was driven by subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer video revenue decreased $1.5 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. The decrease was primarily due to a 8% decrease in the number of subscribers partially offset by customers choosing plans with higher recurring monthly charges that offer more channels.

Consumer voice revenue decreased $0.8 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. The decrease for the three months ended March 31, 2019 was primarily due to a $0.4 million decrease in High Cost Support due to a scheduled decrease in funding for urban areas and a decrease in long distance plan fee revenue driven by a reduction in the number of customers.

Business wireless revenue decreased $1.0 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. The decrease is primarily due to wholesale customers moving backhaul circuits from our network.

Business data revenue increased $0.7 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. The increase for the three months ended March 31, 2019 is primarily due to a $1.5 million increase in professional services revenue driven by one-time product sales. The increase is partially offset by a reduction in data and transport service revenue driven by customers moving circuits off of our network.

Business video revenue increased $0.1 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. The increase for three months ended March 31, 2019 is due to an increase in retransmission revenue driven by an increase in the price charged to satellite and cable providers for carrying the signal of our local broadcast stations.

Business voice revenue decreased $0.4 million for the three months ended March 30, 2019 as compared to the corresponding period in the prior year. The decrease is primarily due to a $0.2 million decrease in local service revenue driven by a decrease in local access lines in service.

Operating expenses increased $1.3 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. The increase was driven by a $1.2 million increase in time and material costs for special project work driven by the increased revenue as discussed above in business data revenue.

Selling, general and administrative expenses increased $20.2 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase for the three months ended March 31, 2019 was driven by a $21.3 million increase in the allowance for receivables as a result of USAC denying an appeal from one of our customers. See Rural Health Care Program in the Overview section above for more information.

Stock based compensation increased $2.3 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year due to awards for which, based on acquisition accounting, the expense was completely recognized during 2017 resulting in lower expense for the three months ended March 31, 2018.

Depreciation and amortization increased $8.3 million or 14% for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. The increase for the three months ended March 31, 2019 was primarily due to new assets placed in service since March 9, 2018 partially offset by assets which became fully depreciated since March 9, 2018 and due to lower amortization expense because of an accelerated recognition pattern for amortizing intangibles.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in the normal course of business due to its ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.

The Company is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of its long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. The Company manages its exposure to interest rates by maintaining what it believes is an appropriate mix of fixed and variable rate debt. The Company believes this best protects it from interest rate risk. The Company has achieved this mix by (i) issuing fixed rate debt that it believes has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when it deems appropriate. As of March 31, 2019, the Company's debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in thousands
GCI Holdings	$721,946	4.7%	$775,000	6.8%
Corporate and other	$1,002,092	4.5%	$8,825	3%

The Company is exposed to changes in stock prices primarily as a result of its significant holdings in publicly traded securities. The Company continually monitor changes in stock markets, in general, and changes in the stock prices of its holdings, specifically. The Company believes that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. The Company periodically uses equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

At March 31, 2019, the fair value of the Company's equity securities was $1.9 billion. Had the market price of such securities been 10% lower at March 31, 2019, the aggregate value of such securities would have been $186 million lower. At March 31, 2019, the fair value of our investment in Liberty Broadband was $3.9 billion. Had the market price of such security been 10% lower at March 31, 2019, the fair value of such security would have been $392 million lower.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2019 because of the material weaknesses in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Management has continued to monitor the implementation of the remediation plan described in the 2018 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2019, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

In response to the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2018 Form 10-K, the Company, with oversight from the Audit Committee of the Board of Directors of GCI Liberty, developed a plan to remediate the material weaknesses at GCI Holdings. The remediation actions included the following:

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

The Company believes the foregoing efforts remediated the technical components of the two material weaknesses disclosed in the 2018 Form 10-K after the assessment date and prior to the filing of the 2018 Form 10-K. However, because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of these material weaknesses will require on-going training, continued monitoring, additional control enhancements and evidence of effectiveness prior to concluding that the controls are effective.

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
101
The following materials from GCI, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements *

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, LLC

Signature	Title	Date

/s/ Gregory B. Maffei	President and Chief Executive Officer	May 9, 2019
Gregory B. Maffei	(Principal Executive Officer)

/s/ Mark D. Carleton	Chief Financial Officer	May 9, 2019
Mark D. Carleton	(Principal Financial Officer and Principal Accounting Officer)