Form 10-Q
period 2020-03-31
GCI, LLC
filed 2020-05-07
CIK 75679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 7, 2020, GCI, LLC is a wholly-owned subsidiary of GCI, Liberty Inc.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2020	2019
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$97,052	88,292
Trade and other receivables, net of allowance for doubtful accounts of $7,795 and $7,516, respectively	106,284	114,435
Other current assets	35,591	43,860
Total current assets	238,927	246,587
Investments in equity securities (note 3)	2,343,209	2,605,293
Investments in affiliates, accounted for using the equity method (note 4)	166,565	167,643
Investment in Liberty Broadband measured at fair value (note 4)	4,725,734	5,367,242
Property and equipment, net	1,067,592	1,090,901
Intangible assets not subject to amortization
Goodwill	844,182	844,182
Cable certificates	305,000	305,000
Other	41,500	41,500
	1,190,682	1,190,682
Intangible assets subject to amortization, net (note 5)	379,885	391,979
Other assets, net	323,559	295,693
Total assets	$10,436,153	11,356,020

		(Continued)
See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2020	2019
	amounts in thousands
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$90,759	92,747
Deferred revenue	25,902	27,886
Current portion of debt, net of deferred financing costs (note 6)	3,085	3,008
Other current liabilities	95,101	66,016
Total current liabilities	214,847	189,657
Long-term debt, net (note 6)	2,603,329	2,604,371
Loans from GCI Liberty	106,403	117,462
Obligations under finance leases and tower obligations, excluding current portion	96,104	97,507
Long-term deferred revenue	54,940	57,986
Deferred income tax liabilities	1,341,149	1,578,643
Derivative instrument (note 2)	24,165	71,305
Other liabilities	127,013	133,020
Total liabilities	4,567,950	4,849,951
Equity
Member's equity:
Member's investment	3,316,580	3,311,400
Retained earnings	2,542,848	3,185,869
Total member's equity	5,859,428	6,497,269
Non-controlling interests	8,775	8,800
Total equity	5,868,203	6,506,069
Commitments and contingencies (note 8)
Total liabilities and equity	$10,436,153	11,356,020

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Revenue	$235,799	217,736
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	69,663	68,893
Selling, general and administrative, including stock-based compensation (note 7)	91,894	115,127
Depreciation and amortization expense	63,008	67,678
Insurance proceeds	—	(2,500)
	224,565	249,198
Operating income (loss)	11,234	(31,462)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(32,137)	(33,548)
Share of earnings (losses) of affiliates, net (note 4)	(707)	(3,296)
Realized and unrealized gains (losses) on financial instruments, net (note 2)	(855,502)	1,104,435
Other, net	655	791
	(887,691)	1,068,382
Earnings (loss) before income taxes	(876,457)	1,036,920
Income tax (expense) benefit	236,392	(286,747)
Net earnings (loss)	(640,065)	750,173
Less net earnings (loss) attributable to the non-controlling interests	(25)	(57)
Net earnings (loss) attributable to member	$(640,040)	750,230

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(640,065)	750,173
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	63,008	67,678
Stock-based compensation expense	2,475	5,631
Share of (earnings) losses of affiliates, net	707	3,296
Realized and unrealized (gains) losses on financial instruments, net	855,502	(1,104,435)
Deferred income tax expense (benefit)	(236,392)	286,739
Other, net	25	2,489
Change in operating assets and liabilities:
Current and other assets	(13,970)	22,501
Payables and other liabilities	3,268	(8,173)
Net cash provided (used) by operating activities	34,558	25,899
Cash flows from investing activities:
Capital expended for property and equipment	(35,665)	(40,114)
Other investing activities, net	1,088	803
Net cash provided (used) by investing activities	(34,577)	(39,311)
Cash flows from financing activities:
Borrowings from GCI Liberty	2,000	2,000
Repayment of debt, finance leases and tower obligations	(2,259)	(4,739)
Contributions from (distributions to) member	3,640	4,198
Other financing activities, net	(1,082)	(1,929)
Net cash provided (used) by financing activities	2,299	(470)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,280	(13,882)
Cash, cash equivalents and restricted cash at beginning of period	94,922	171,516
Cash, cash equivalents and restricted cash at end of period	$97,202	157,634

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	March 31,	December 31,
	2020	2019
	amounts in thousands
Cash and cash equivalents	$97,052	88,292
Restricted cash included in other current assets	150	6,630
Total cash and cash equivalents and restricted cash at end of period	$97,202	94,922

See accompanying notes to condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)
	Member's Investment	Retained earnings	Non-controlling interest in equity of subsidiaries	Total equity
	amounts in thousands
Balances at January 1, 2020	$3,311,400	3,185,869	8,800	6,506,069
Net earnings (loss)	—	(640,040)	(25)	(640,065)
Stock-based compensation	2,549	—	—	2,549
Contributions from (distributions to) member, net	3,712	—	—	3,712
Other	(1,081)	(2,981)	—	(4,062)
Balances at March 31, 2020	$3,316,580	2,542,848	8,775	5,868,203

Balances at January 1, 2019	$3,478,744	999,706	9,567	4,488,017
Net earnings (loss)	—	750,230	(57)	750,173
Stock-based compensation	6,735	—	—	6,735
Contributions from (distributions to) member, net	4,528	—	—	4,528
Other	(1,914)	(4)	—	(1,918)
Balances at March 31, 2019	$3,488,093	1,749,932	9,510	5,247,535

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of GCI, LLC and its controlled subsidiaries, as well as other equity securities and equity method investments (collectively, the “Company”, “us”, “we” and “our”). GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc. ("GCI Liberty"). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. GCI, LLC is made up of its wholly-owned subsidiary, GCI Holdings, LLC (“GCI Holdings”), a controlling interest in Evite, Inc. (“Evite”) and non-controlling interests in Liberty Broadband Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. ("LendingTree"). These assets (other than GCI Holdings) were contributed by Liberty Interactive Corporation, now known as Qurate Retail, Inc. ("Qurate Retail"), in exchange for, among other things, a controlling interest in GCI Liberty, which was subsequently split-off (the "Holdco Split-Off").

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread through China and internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices, which has caused a significant disruption to most sectors of the economy.

COVID-19 has not had a material impact on GCI, LLC’s operating results for the three months ended March 31, 2020, however, management has increased certain estimates, including but not limited to, allowance for doubtful accounts. Other than these changes, we are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

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

Broadband Holdco, LLC ("Broadband Holdco"), a wholly-owned subsidiary of GCI, LLC, entered into a Master Revolving Subordinated Promissory Note with GCI Liberty where it may borrow up to $500.0 million on a revolving basis (the "Subordinated Revolving Note"). The interest rate on the Subordinated Revolving Note is the applicable interest rate on the Margin Loan (as defined in note 6). The Subordinated Revolving Note has an outstanding balance of $106.4 million and

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

$105.4 million as of March 31, 2020 and December 31, 2019, respectively, and matures on the one year anniversary of the date that the Margin Loan is paid in full.

Evite, a wholly-owned subsidiary of GCI, LLC, entered into a master promissory note with GCI Liberty where it may borrow up to $15.5 million on a revolving basis. The master promissory note has a fixed interest rate of 3.0% and matures on March 9, 2021. The line of credit had an outstanding balance of $14.2 million and $12.1 million as of March 31, 2020 and December 31, 2019, respectively.

GCI Liberty has entered into certain agreements with Qurate Retail and Liberty Media Corporation ("Liberty Media") (or its subsidiary), all of which are separate, publicly traded companies, in order to govern certain relationships between the companies. None of these entities have any stock ownership, beneficial or otherwise, in the other. These agreements include an indemnification agreement, a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The reorganization agreement provides for, among other things, provisions governing the relationship between GCI Liberty and Qurate Retail (for accounting purposes a related party of GCI, LLC). The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and GCI Liberty and other agreements related to tax matters. Pursuant to the tax sharing agreement, GCI Liberty has agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the Holdco Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the Holdco Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the Holdco Split-Off as a result of the Holdco Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Pursuant to the services agreement, Liberty Media provides GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. See below for a description of an amendment to the services agreement entered into in December 2019. Under the facilities sharing agreement, GCI Liberty shares office space with Liberty Media and related amenities at its corporate headquarters. GCI Liberty reimburses Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and for costs negotiated semi-annually.

Liberty Media is a related party of GCI, LLC for accounting purposes as a result of the services agreement. Under these agreements, amounts reimbursable to Liberty Media were approximately $2.2 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively.

In December 2019, GCI Liberty entered into an amendment to the services agreement with Liberty Media in connection with Liberty Media’s entry into a new employment arrangement with Gregory B. Maffei, GCI Liberty’s President and Chief Executive Officer ("CEO"). Under the amended services agreement, components of his compensation will either be paid directly to him by each of GCI Liberty, Liberty TripAdvisor Holdings, Inc., Liberty Broadband, and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement, currently set at 14% for GCI Liberty.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2) Assets and Liabilities Measured at Fair Value

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2020			December 31, 2019
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in thousands
Cash equivalents	$29,560	29,560	—	54,552	54,552	—
Equity securities	$2,337,924	2,337,924	—	2,600,008	2,600,008	—
Investment in Liberty Broadband	$4,725,734	4,725,734	—	5,367,242	5,367,242	—
Derivative instrument liability	$24,165	—	24,165	71,305	—	71,305

On April 29, 2019, the Company terminated its previous variable forward and entered into a new 3-year variable forward with respect to 642,850 LendingTree shares. The variable forward was executed at the LendingTree closing price on April 29, 2019 of $376.35 per share and has a floor price of zero and has a cap price of $254.00 per share. The fair value of the variable forward was derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Equity securities	$(261,134)	334,320
Investment in Liberty Broadband	(641,508)	841,259
Derivative instruments	47,140	(71,144)
	$(855,502)	1,104,435

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3) Investments in Equity Securities

Investments in equity securities, the majority of which are carried at fair value, are summarized as follows:

	March 31,	December 31,
	2020	2019
	amounts in thousands
Charter (a)	$2,337,924	2,599,253
Other investments (b)	5,285	6,040
	$2,343,209	2,605,293
(a) A portion of the Charter equity securities are considered covered shares and subject to certain contractual restrictions in accordance with the indemnification agreement entered into by GCI Liberty. Pursuant to the indemnification agreement, GCI Liberty has agreed to indemnify Liberty Interactive LLC ("LI LLC") for certain payments made to a holder of LI LLC 1.75% exchangeable debentures due 2046.
(b) The Company has elected the measurement alternative for a portion of these securities where the fair value is not readily determinable.

(4) Investments in Affiliates Accounted for Using the Equity Method

The Company has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2020 and the carrying amount at December 31, 2019:

	March 31, 2020			December 31, 2019
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in thousands
LendingTree (a)	26.4%	$631,593	$165,446	166,465
Other	various	NA	1,119	1,178
			$166,565	167,643

(a) Both the Company's ownership interest in LendingTree and the Company's share of LendingTree's earnings (losses) are reported on a three month lag. The market value disclosed is as of March 31, 2020.
The Company’s share of LendingTree’s earnings (losses) was $(0.8) million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.

Investment in Liberty Broadband

As of March 31, 2020, the Company has a 23.5% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management between Liberty Broadband and GCI Liberty, the Company has been deemed to have significant influence over Liberty Broadband for accounting purposes, even though the Company does not have any voting rights. The Company has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that investors value this investment based on the trading price of Liberty Broadband. The Company recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

instruments, net in the accompanying condensed consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	March 31,	December 31,
	2020	2019
	amounts in thousands
Current assets	$21,022	52,133
Investment in Charter, accounted for using the equity method	12,194,726	12,194,674
Other assets	9,406	9,535
Total assets	12,225,154	12,256,342
Long-term debt	573,269	572,944
Deferred income tax liabilities	992,704	999,757
Other liabilities	12,210	15,695
Equity	10,646,971	10,667,946
Total liabilities and shareholders' equity	$12,225,154	12,256,342

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Revenue	$4,104	3,458
Operating expenses, net	(11,379)	(9,659)
Operating income (loss)	(7,275)	(6,201)
Share of earnings (losses) of affiliates	61,682	34,849
Gain (loss) on dilution of investment in affiliate	(59,325)	(41,403)
Other income (expense), net	(5,698)	(6,120)
Income tax benefit (expense)	2,774	4,574
Net earnings (loss)	$(7,842)	(14,301)

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5) Intangible Assets

Intangible Assets Subject to Amortization

	March 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in thousands
Customer relationships	$408,267	(103,679)	304,588	408,267	(95,167)	313,100
Other amortizable intangibles	141,404	(66,107)	75,297	139,721	(60,842)	78,879
Total	$549,671	(169,786)	379,885	547,988	(156,009)	391,979

Amortization expense for intangible assets with finite useful lives was $14.0 million and $16.3 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Remainder of 2020	$40,072
2021	$44,198
2022	$38,279
2023	$34,334
2024	$30,595

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	March 31,	March 31,	December 31,
	2020	2020	2019
	amounts in thousands
Margin Loan Facility	$1,300,000	1,300,000	1,300,000
Senior notes	775,000	795,279	796,138
Senior credit facility	512,051	512,051	512,666
Wells Fargo note payable	6,930	6,930	7,066
Deferred financing costs	—	(7,846)	(8,491)
Total debt	$2,593,981	2,606,414	2,607,379
Debt classified as current, net of deferred financing costs		(3,085)	(3,008)
Total long-term debt		$2,603,329	2,604,371

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Margin Loan

Broadband Holdco entered into Amendment No. 2 to the Margin Loan Agreement ("Amendment No. 2" and, together with the original margin loan agreement and first amendment thereto, the “Margin Loan Agreement”) on November 25, 2019. Pursuant to Amendment No. 2, lenders have agreed to, among other things, extend the maturity date of the original term loan in an aggregate principal amount of $1.0 billion (the “Margin Loan”) to December 29, 2021 and provide commitments for a new delayed draw term loan facility in an aggregate principal amount of $300.0 million ("Delayed Draw Term Loan Facility"). This facility also provides a revolving credit facility in an aggregate principal amount of up to $200.0 million (the “Revolving Credit Facility”) and the original loan credit facility under the Margin Loan (the “Term Loan Facility”, and, together with the Revolving Credit Facility and the Delayed Draw Term Loan Facility, the "Margin Loan Facility" and the loans thereunder, the "Loans").The Loans will mature on December 29, 2021 (the “maturity date”) and accrue interest at a rate equal to the 3-month LIBOR rate plus a per annum spread of 1.85%, subject to certain conditions and exceptions. Undrawn revolving commitments shall be available to Broadband Holdco from November 25, 2019 to but excluding the earlier of (i) the date that is one month prior to the maturity date and (ii) the date of the termination of such revolving commitments pursuant to the terms of the Margin Loan Agreement. The obligations under the Margin Loan Facility are secured by first priority liens on the shares of Liberty Broadband owned by Broadband Holdco and certain other cash collateral provided by Broadband Holdco. 42,681,842 shares of Liberty Broadband Series C common stock with a value of $4.7 billion were pledged by Broadband Holdco as collateral for the Loans as of March 31, 2020.

On December 27, 2019, Broadband Holdco borrowed $100.0 million under the Revolving Credit Facility and $300.0 million under the Delayed Draw Term Loan Facility. As of March 31, 2020, $1,300.0 million in borrowings were outstanding under the Margin Loan Facility.

Senior Notes

On June 6, 2019, GCI, LLC issued $325.0 million of 6.625% Senior Notes due 2024 at par ("2024 Notes"). The 2024 Notes are unsecured and the net proceeds were used to fund the redemption of $325.0 million aggregate outstanding principal amount of GCI, LLC's 6.75% Senior Notes due 2021. Interest on the 2024 Notes and GCI, LLC's 6.875% Senior Notes due 2025 (collectively, the “Senior Notes”), is payable semi-annually in arrears. The Senior Notes are redeemable at the Company's option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $20.3 million at March 31, 2020. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

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

As of March 31, 2020, there is $237.1 million outstanding under the Term Loan B, $275.0 million outstanding under the revolving portion of the Senior Credit Facility and $8.1 million in letters of credit under the Senior Credit Facility, which leaves $266.9 million available for borrowing.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. GCI, LLC is in compliance with all debt maintenance covenants as of March 31, 2020.

Fair Value of Debt

The fair value of the Senior Notes was $758.7 million at March 31, 2020.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at March 31, 2020.

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7) Stock-Based Compensation

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $2.5 million and $5.6 million of stock-based compensation during the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, and in connection with GCI Liberty's CEO's new employment agreement, GCI Liberty granted to its CEO 359 thousand options to purchase shares of GCI Liberty Series A common stock as part of GCI Liberty's CEO's upfront term award detailed in his employment agreement. Such options had a GDFV of $16.60 per share and vest on December 31, 2023. Also during the three months ended March 31, 2020, GCI Liberty granted to its CEO 148 thousand options to purchase shares of GCI Liberty Series A common stock in conjunction with our CEO's annual awards as detailed in his employment agreement. Such options had a GDFV of $13.21 per share and vest on December 31, 2020.

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

	Series A
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	604	$48.67
Granted	507	$67.15
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2020	1,111	$57.11	5.4	years	$6
Exercisable at March 31, 2020	418	$46.46	3.9	years	$4

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Series B
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	1,245	$56.14
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2020	1,245	$56.14	2.8	years	$5
Exercisable at March 31, 2020	1,245	$56.14	2.8	years	$5

There were zero options to purchase shares of GCI Liberty Series B common stock granted during the three months ended March 31, 2020.

As of March 31, 2020, the total unrecognized compensation cost related to unvested options and RSA/RSUs was approximately $9.1 million and $21.5 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.2 years and 2.2 years, respectively.

As of March 31, 2020, GCI Liberty had 481 thousand RSUs outstanding.

As of March 31, 2020, GCI Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.1 million shares of GCI Liberty Series A common stock and 1.2 million shares of GCI Liberty Series B common stock.

(8) Commitments and Contingencies

Litigation, Disputes and Regulatory Matters

The Company is involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. Management believes there are no proceedings from asserted and unasserted claims which if determined adversely would have a material adverse effect on the Company's financial position, results of operations or liquidity, other than those described in the Company’s commitments and contingencies discussion in note 15 to the accompanying consolidated financial statements to the Annual Report on our Form 10-K for the year ended December 31, 2019.

(9) Information About the Company's Operating Segments

The Company, through its interests in subsidiaries and other companies, is primarily engaged in the broadband communications services industry. The Company identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA (as defined below) or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of the Company’s annual pre-tax earnings.

The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA (as defined below), and subscriber metrics.

For the three months ended March 31, 2020, the Company has identified the following subsidiary as a reportable segment:

•GCI Holdings-provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska.

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

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•Liberty Broadband-an equity method affiliate of the Company, accounted for at fair value, has a non-controlling interest in Charter, and a wholly-owned subsidiary, Skyhook Wireless, Inc. ("Skyhook"). Charter is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services. Skyhook provides a Wi-Fi based location platform focused on providing positioning technology and contextual location intelligence solutions.

The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the consolidated subsidiaries included in the segments are the same as those described in the Company’s Summary of Significant Accounting Policies in note 2 to the accompanying consolidated financial statements to our Annual Report on Form 10-K for the year ended December 31, 2019.

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$28,358	27,492
Data	44,294	41,178
Video	20,758	21,016
Voice	3,800	4,461
Business Revenue
Wireless	19,238	18,384
Data	83,394	68,110
Video	4,022	3,825
Voice	6,416	6,204
Lease, grant, and revenue from subsidies	21,281	22,541
Total GCI Holdings	231,561	213,211
Corporate and other	4,238	4,525
Total	$235,799	217,736

Liberty Broadband revenue totaled $4.1 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively.

The Company had gross receivables of $272.7 million and deferred revenue of $39.1 million at March 31, 2020 from contracts with customers, which amounts exclude receivables and deferred revenue arising from leases, grants, and subsidies. Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three months ended March 31, 2020 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $191.5 million in the remainder of 2020, $179.1 million in 2021, $120.1 million in 2022, $39.8 million in 2023 and $62.4 million in 2024 and thereafter.

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

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business' performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements, insurance proceeds and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
GCI Holdings	$86,395	44,471
Liberty Broadband	(4,981)	(3,117)
Corporate and other	(9,678)	(5,124)
	71,736	36,230
Eliminate Liberty Broadband	4,981	3,117
	$76,717	39,347

Other Information

	March 31, 2020
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in thousands
GCI Holdings	$3,150,437	542	35,257
Liberty Broadband	12,225,154	12,194,726	15
Corporate and other	7,285,716	166,023	408
Eliminate Liberty Broadband	(12,225,154)	(12,194,726)	(15)
Consolidated	$10,436,153	166,565	35,665

GCI, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Adjusted OIBDA	$76,717	39,347
Stock-based compensation	(2,475)	(5,631)
Depreciation and amortization	(63,008)	(67,678)
Insurance proceeds	—	2,500
Operating income (loss)	11,234	(31,462)
Interest expense	(32,137)	(33,548)
Share of earnings (loss) of affiliates, net	(707)	(3,296)
Realized and unrealized gains (losses) on financial instruments, net	(855,502)	1,104,435
Other, net	655	791
Earnings (loss) before income taxes	$(876,457)	1,036,920

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the recoverability of the Company's goodwill and other long-lived assets; the Company's projected sources and uses of cash; the Rural Healthcare Program; the impact of the Alaskan recession; the remediation of a material weakness; regulatory developments; the anticipated impact of COVID-19 (as defined below) and certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•The impact of the novel coronavirus ("COVID-19") pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
•customer demand for the Company's products and services and the Company's ability to adapt to changes in demand;
•competitor responses to the Company's and its businesses' products and services;
•the levels of online traffic to the Company's businesses' websites and its ability to convert visitors into consumers or contributors;
•changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (the "FCC"), and adverse outcomes from regulatory proceedings;
•uncertainties inherent in the development and integration of new business lines and business strategies;
•future financial performance, including availability, terms and deployment of capital;
•the ability of suppliers and vendors to deliver products, equipment, software and services;
•cyberattacks or other network disruptions;
•the outcome of any pending or threatened litigation;
•availability of qualified personnel;
•changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•domestic and international economic and business conditions and industry trends, specifically the state of the Alaska economy, including the impacts of the COVID-19 pandemic to unemployment levels;
•consumer spending levels, including the availability and amount of individual consumer debt;
•rapid technological changes;
•failure to protect the security of personal information about the Company's and its businesses' customers; and
•the regulatory and competitive environment of the industries in which the Company operates.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying condensed consolidated financial statements include the accounts of GCI, LLC and its controlled subsidiaries, as well as other equity securities and equity method investments (collectively, the “Company”, “us”, “we” and “our”). GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc ("GCI Liberty"). GCI, LLC is made up of its wholly-owned subsidiary, GCI Holdings, LLC (“GCI Holdings”), a controlling interest in Evite, Inc. (“Evite”) and non-controlling interests in Liberty Broadband Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. ("LendingTree"). These assets (other than GCI Holdings) were contributed by Liberty Interactive Corporation, now known as Qurate Retail, Inc. ("Qurate Retail"), in exchange for, among other things, a controlling interest in GCI Liberty, which was subsequently split off.

Update on Economic Conditions

GCI Holdings offers wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings' business and operations depends upon economic conditions in Alaska. In December 2019, Chinese officials reported a novel coronavirus outbreak. COVID-19 has since spread through China and internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices.

As the COVID-19 pandemic develops and significantly impacts Alaska, GCI Holdings has continued to deliver services uninterrupted by the pandemic and expects to be able to continue to respond to the increase in network activity. In response to the COVID-19 pandemic, GCI Holdings offered free entry level cable modem service to new customers through May 2020 that has generated 3,600 new customers in March 2020. Additionally, GCI Holdings has allowed its existing customers to upgrade their cable modem service to the next plan level and receive expanded video service at no charge through May 31, 2020.

GCI Holdings is also participating in the Federal Communications Commission’s Keep Americans Connected pledge, waiving late fees and pausing disconnects for residential and small business customers faced with COVID-19 related payment challenges. Additionally, the State of Alaska has placed restrictions on public utilities, such as GCI Holdings, from charging late fees or disconnecting service from residential customers who are experiencing financial hardship as a result of the COVID-19 crisis. These state-level restrictions will remain in place until November 15, 2020 or the earlier conclusion of the COVID-19 public health emergency. As a major provider of Internet services in Alaska, GCI Holdings believes it plays an instrumental role in enabling social distancing through telecommuting and e-learning across the state and remains focused on its service to customers, as well as the health and safety of its employees and customers.

GCI Holdings cannot predict the ultimate impact of COVID-19 on its business, including the depth and duration of the economic impact to its customers’ ability to pay for products and services including the impact of extended unemployment benefits and other stimulus packages and what assistance may be provided to its customers. GCI Holdings expects its accounts receivable and bad debt expense to increase substantially due to the restrictions on GCI Holdings’ ability to collect from its customers. In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of suppliers and vendors to provide products and services to GCI Holdings and the risk of limitations on the deployment and maintenance of its services.

The Alaska economy is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. The price of Alaska North Slope Crude oil has decreased significantly and large tourism companies have decided not to operate during 2020 due to the COVID-19 pandemic. The decline in oil prices will put significant pressure on the Alaska state government budget. The Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years, but major structural budgetary reforms will need to be implemented in order to offset the impact of low oil prices. GCI Holdings cannot predict the long-term impact COVID-19 will have on these sectors of the Alaska economy; however, adverse circumstances in these industries can have an adverse impact on the demand for its products and services and on its results of operations and financial condition.

The Alaska economy was in a recession that started in late 2015. At the end of 2019, the Alaska economy showed signs of emerging from this recession, however, GCI Holdings expects the recession to continue as a result of the COVID-19 pandemic and decreased oil prices. While it is difficult for GCI Holdings to predict the future impact of a renewed or continuing recession on its business, these conditions have had an adverse impact on its business and could continue to adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. Additionally, GCI Holdings' customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. If that were to occur, GCI Holdings could be required to increase its allowance for doubtful accounts, and the number of days outstanding for its accounts receivable could increase. If the recession continues, it could continue to negatively affect GCI Holdings' business including its financial position, results of operations, or liquidity, as well as its ability to service debt and pay other obligations.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the

Company's financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company. As of March 31, 2020, the Company had net accounts receivable from the RHC Program of approximately $150 million, which is included within Other assets, net and approximately $12 million, which is included within Trade and other receivables in the consolidated balance sheets.

The Company disclosed the following items related to GCI Holdings’ involvement in the RHC Program in its Annual Report on Form 10-K for the year ended December 31, 2019:

•The FCC reduced the rates charged to RHC customers by approximately 26%.
•The FCC increased the RHC Program funding cap.
•GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC in March 2018.
•GCI Holdings received multiple funding denial notices from Universal Service Administrative Company ("USAC") which originally denied the RHC funding requests that had been submitted by a rural health customer.
•The FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved.
•GCI Holdings became aware of potential RHC Program compliance issues related to certain of its currently active and expired contracts with certain of its RHC customers.

The Company has no additional significant information regarding the items noted above except with respect to the multiple funding denial notices that were received.

The multiple funding denial notices resulted in a $21.3 million accounts receivable reserve and an associated bad debt expense during the first quarter of 2019. Because of the uncertainty caused by the funding denial notices and the uncertainty relating to our ability to recover payment directly from the rural healthcare customer, we no longer believed revenue should be recognized such that no revenue was recognized beyond the first quarter of 2019. On February 19, 2020, an FCC order granted the appeal of the rural health customer and reversed the FCC’s previous funding denials, resulting in the reversal of the previously recorded $21.3 million accounts receivable reserve in the fourth quarter of 2019. Because GCI Holdings was unable to conclude at any time prior to December 31, 2019 that collection of consideration for services provided to the rural healthcare customer was probable, we concluded that revenue should not be recognized for any period subsequent to the first quarter of 2019 even though we continued to provide services to the rural healthcare customer.

In light of the FCC order, we evaluated the applicable revenue recognition criteria in the first quarter of 2020 and concluded that we now meet the applicable revenue recognition criteria and can recognize revenue for the services provided subsequent to the first quarter of 2019. The result of now meeting the applicable revenue recognition criteria in the first quarter of 2020 was to record revenue of approximately $9 million related to the services provided during 2019 for which revenue had not been previously recognized and to begin recording revenue in the first quarter of 2020 for services provided to the rural healthcare customer.

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

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Revenue
GCI Holdings	$231,561	213,211
Corporate and other	4,238	4,525
Consolidated	$235,799	217,736

Operating Income (Loss)
GCI Holdings	$23,186	(23,978)
Corporate and other	(11,952)	(7,484)
Consolidated	$11,234	(31,462)

Adjusted OIBDA
GCI Holdings	$86,395	44,471
Corporate and other	(9,678)	(5,124)
Consolidated	$76,717	39,347

Revenue. Our consolidated revenue increased $18.1 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The increase for the three month period is primarily due to an increase of $18.4 million at GCI Holdings. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss). Our consolidated operating income increased $42.7 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The increase in the operating income for the three month period is primarily due to a $47.2 million increase in the operating income at GCI Holdings. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating losses for corporate and other increased $4.5 million for the three months ended March 31, 2020, as compared to the corresponding periods in the prior year due to increased operating losses at certain of our subsidiaries.

Stock-based compensation. Stock based compensation includes compensation related to restricted shares of GCI Liberty's common stock and preferred stock, restricted stock units with respect to GCI Liberty's common stock, and options to purchase shares of GCI Liberty's common stock granted to certain of the Company's directors, employees, and employees of its subsidiaries. We recorded $2.5 million and $5.6 million of stock compensation expense for the three months ended March 31, 2020 and 2019, respectively. The decrease of $3.2 million for the three months ended March 31, 2020 was primarily due to a decrease in stock compensation at GCI Holdings of $3.1 million for the three month period. As of March 31, 2020, the total unrecognized compensation cost related to unvested options and RSAs was approximately $9.1 million and $21.5 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.2 years and 2.2 years, respectively.

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

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Operating income (loss)	$11,234	(31,462)
Depreciation and amortization	63,008	67,678
Stock-based compensation	2,475	5,631
Insurance proceeds	—	(2,500)
Adjusted OIBDA	$76,717	39,347

Consolidated Adjusted OIBDA increased $37.4 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The increase for the three month period is primarily due to an increase in revenue and a decrease in selling, general and administrative expenses at GCI Holdings. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Interest expense
GCI Holdings	$(18,201)	(21,176)
Corporate and other	(13,936)	(12,372)
Consolidated	$(32,137)	(33,548)

Share of earnings (losses) of affiliates, net
GCI Holdings	$(43)	(106)
Corporate and other	(664)	(3,190)
Consolidated	$(707)	(3,296)

Realized and unrealized gains (losses) on financial instruments, net
GCI Holdings	$—	1,858
Corporate and other	(855,502)	1,102,577
Consolidated	$(855,502)	1,104,435

Other, net
GCI Holdings	$806	1,209
Corporate and other	(151)	(418)
Consolidated	$655	791

Interest Expense. Consolidated interest expense decreased $1.4 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The decrease for the three month period was primarily due to lower amounts outstanding on the Senior Credit Facility (as defined in note 6 of the accompanying condensed consolidated financial statements), as well as lower interest rates. This decrease was partially offset by increased amounts outstanding under the Margin Loan Facility (as defined in note 6 of the accompanying condensed consolidated financial statements).

Share of earnings (losses) of affiliates, net. Share of earnings (losses) of affiliates, net decreased $2.6 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year due to a decrease in losses by our affiliates.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Equity securities	$(261,134)	334,320
Investment in Liberty Broadband	(641,508)	841,259
Derivative instruments	47,140	(71,144)
	$(855,502)	1,104,435

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The decrease for the three months ended March 31, 2020 as compared to the corresponding period in the prior year was primarily driven by an increase in the unrealized loss for our investments in Liberty Broadband and Charter.

Other, net. The change in Other, net at GCI Holdings for the three months ended March 31, 2020 is primarily due to decreased interest income. The change in Other, net at Corporate and other for the three months ended March 31, 2020 is primarily due to investment losses.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Earnings (loss) before income taxes	$(876,457)	1,036,920
Income tax (expense) benefit	236,392	(286,747)
Effective income tax rate	27%	28%

For the three months ended March 31, 2020, the Company recognized income tax benefit in excess of expected federal tax benefit, primarily due to state income tax benefit.

For the three months ended March 31, 2019, the Company recognized income tax expense in excess of expected federal tax expense, primarily due to state income tax expense.

Net earnings (loss). The Company had net losses of $640.1 million and net earnings of $750.2 million for the three months ended March 31, 2020 and 2019, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

As of March 31, 2020, substantially all of the Company's cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of March 31, 2020, the Company had a cash and cash equivalents balance of $97.1 million.

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$34,558	25,899
Net cash provided (used) by investing activities	(34,577)	(39,311)
Net cash provided (used) by financing activities	2,299	(470)
	$2,280	(13,882)

During the three months ended March 31, 2020, the Company’s primary use of cash was capital expenditures. During the three months ended March 31, 2019, the Company's primary uses of cash included capital expenditures. The Company's significant recurring investing activity has been capital expenditures and is expected to continue in the future. A significant portion of our capital expenditures are based on the level of customer growth and updated technology. The Company’s primary sources of cash included cash from operations and cash on hand.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt depending on various factors, such as market conditions.

The projected uses of the Company's cash for the remainder of 2020 are capital expenditures of approximately $105 million, approximately $100 million for interest payments on outstanding debt and potential additional investments in existing or new businesses.

Exhibit 99.1 shows the net assets and net earnings of GCI, LLC and its Restricted Subsidiaries under and as defined in its bond indentures.

Results of Operations - GCI Holdings, LLC

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings as of March 31, 2020 and 2019.

	March 31,
	2020	2019
Consumer
Wireless:
Revenue generating wireless lines in service[1]	175,000	178,200
Non-revenue generating wireless lines in service[2]	4,500	10,500
Wireless lines in service	179,500	188,700
Data:
Revenue generating cable modem subscribers[3]	128,400	124,800
Non-revenue generating cable modem subscribers[4]	3,600	—
Cable modem subscribers	132,000	124,800
Video:
Basic subscribers[5]	79,200	86,700
Homes passed[6]	253,400	253,400
Voice:
Total local access lines in service[7]	38,900	43,600
Business
Wireless:
Revenue generating wireless lines in service[1]	23,700	20,900
Data:
Revenue generating cable modem subscribers[4]	8,800	9,000
Voice:
Total local access lines in service[7]	34,000	35,700

1 A revenue generating wireless line in service is defined as a wireless device with a monthly fee for services.
2 A non-revenue generating wireless line in service is defined as a data-only line with no monthly fee for services.
3 A revenue generating cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

4 A non-revenue generating cable modem subscriber is defined by the provision of basic cable modem service as a promotion to aid those impacted by COVID-19.
5 A basic subscriber is defined by the purchase of basic video service.
6 A home passed is defined as a dwelling unit that can be connected to GCI Holdings' network without the need of otherwise extending its network.
7A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

GCI Holdings’ operating results for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Revenue	$231,561	213,211
Operating expenses (excluding stock-based compensation included below):
Operating expense	(64,951)	(64,305)
Selling, general and administrative expenses	(80,215)	(104,435)
Adjusted OIBDA	86,395	44,471
Stock-based compensation	(848)	(3,996)
Insurance proceeds	—	2,500
Depreciation and amortization	(62,361)	(66,953)
Operating income (loss)	$23,186	(23,978)

Revenue

The components of revenue for the three months ended March 31, 2020 and 2019, are as follows:

	Three months ended
	March 31,
	2020	2019
	amounts in thousands
Consumer
Wireless	$40,773	39,907
Data	44,294	41,178
Video	20,762	21,021
Voice	4,005	4,484
Business
Wireless	22,489	22,757
Data	84,214	69,035
Video	4,022	3,825
Voice	11,002	11,004
Total	$231,561	213,211

Consumer wireless revenue increased $0.9 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The increase in revenue during the three month period was primarily due to increased plan fee revenue of $1.2 million driven by subscribers' selection of plans with higher recurring monthly charges that offer higher usage limits. The increase in revenue for the three month period was partially offset by a decrease in the number of subscribers and a decrease in equipment sales revenue for the three month period due to a reduction in the number of handsets sold.

Consumer data revenue increased $3.1 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The increase was driven by an increase in the number of subscribers and the subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer video revenue decreased $0.3 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The decrease was primarily due to a 9% decrease in the number of subscribers partially offset by an increase in prices to video plans that occurred in the second quarter of 2019 and the subscribers' selection of plans with higher recurring monthly charges that offer premium channels.

Consumer voice revenue decreased $0.5 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The decrease was primarily due to a decrease in local plan fee revenue driven by a reduction in the number of customers.

Business wireless revenue decreased $0.3 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The decrease was primarily due to wholesale customers removing backhaul circuits from our network and a decrease in grant revenue partially offset by an increase in roaming revenue driven by the renegotiation of a roaming contract.

Business data revenue increased $15.2 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The increase was due to an $18.0 million increase in data and transport revenue driven by approximately $9 million associated with prior periods for a RHC customer whose funding was initially denied but subsequently approved in the first quarter of 2020 and increased sales to school and medical customers for service upgrades. The increase was partially offset by a $2.8 million decrease in professional services revenue driven by a decrease in time and materials project work.

Business video revenue increased $0.2 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The increase was primarily due to an increase in political advertising revenue.

Business voice revenue was relatively flat for the three months ended March 31, 2020 as compared to the corresponding period in the prior year.

Operating expenses increased $0.6 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The increase for the three month period was primarily due to a $2.5 million increase in costs to operate our network driven by a transition from accounting for satellite transponders as operating leases instead of finance leases partially offset by a $1.6 million decrease in video costs paid to content producers driven by a decrease in video subscribers.

Selling, general and administrative expenses decreased $24.2 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The decrease for the three month period was primarily due to the absence of $21.3 million in the allowance for receivables as a result of USAC denying an appeal from one of our customers that was recorded during first quarter of 2019 and a $4.5 million decrease in labor expense driven by the Company's cost cutting efforts. The decrease was partially offset by a $1.8 million increase in legal and compliance costs.

Stock based compensation decreased $3.1 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year due to the reversal of expense for performance-based awards that did not vest due to potential compliance issues and a shortfall in certain financial metrics.

Depreciation and amortization decreased $4.6 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The decrease for the three months ended March 31, 2020 was primarily due to assets which became fully depreciated since January 1, 2019, a decrease in assets placed in service since January 1, 2019, and lower amortization expense because of an accelerated recognition pattern for amortizing intangibles.

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

As of March 31, 2020, the Company's debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in thousands
GCI Holdings	$518,981	3.4%	$775,000	6.8%
Corporate and other	$1,406,403	3.3%	$14,168	3.0%

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

At March 31, 2020, the fair value of the Company's equity securities was $2.3 billion. Had the market price of such securities been 10% lower at March 31, 2020, the aggregate value of such securities would have been $234 million lower. At March 31, 2020, the fair value of our investment in Liberty Broadband was $4.7 billion. Had the market price of such security been 10% lower at March 31, 2020, the fair value of such security would have been $473 million lower.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2020 because of the material weakness in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Management has continued to monitor the implementation of the remediation plan described in the 2019 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2020, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2019 Form 10-K, the Company, with oversight from the Audit Committee of the Board of Directors of GCI Liberty, developed a plan to remediate the material weakness at GCI Holdings. The remediation actions included the following:

•Continue to hire, train and retain individuals with appropriate skills and experience related to designing, operating and documenting internal control over financial reporting.
•Communicate expectations, monitor for compliance with expectations, and hold individuals accountable for their roles related to internal control over financial reporting.
•Design and implement a comprehensive and continuous risk assessment process to identify and assess financial statement risks and ensure that the financial reporting process and related internal controls are in place to respond to those risks.
•Enhance the design of and implement additional process-level control activities and ensure they are properly evidenced and operating effectively.

The Company believes the foregoing efforts will effectively remediate the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” in the 2019 Form 10-K. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. The Company’s remediation efforts are underway; however, there is no assurance that the remediation efforts will be effective in the future or that additional material weaknesses will not develop or be identified.

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

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item IA. Risk Factors of its Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic could materially affect the financial condition and results of operations of GCI Holdings.

Because of the geographic concentration of GCI Holdings’ operations in Alaska, growth of GCI Holdings' business and operations depends upon economic conditions in Alaska, which we expect will be adversely impacted by the ongoing novel coronavirus pandemic COVID-19 and the measures taken in Alaska and around the world to address the pandemic.

At this time, GCI Holdings cannot predict the ultimate impact of COVID-19 on its business. As a general matter, the COVID-19 pandemic has significantly increased economic and demand uncertainty, and a significant global recession may result. At the end of 2019, the Alaska economy showed signs of emerging from a recession that started in late 2015. However, GCI Holdings expects this recession to continue as a result of the COVID-19 pandemic. GCI Holdings is unable to predict the depth and duration of the economic impact to its customers’ ability to pay for products and services, even after taking into account the impact of extended unemployment benefits and other stimulus packages and governmental assistance provided to its customers, although, historically, recessions have had an adverse impact on its business and could continue to adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. As a major provider of Internet services in Alaska, GCI Holdings is participating in the Federal Communications Commission’s Keep Americans Connected pledge, which requires GCI Holdings to waive late fees and pause disconnects for residential and small business customers faced with COVID-19 related payment challenges. Additionally, the State of Alaska has placed restrictions on public utilities, such as GCI Holdings, from charging late fees or disconnecting service from residential customers who are experiencing financial hardship as a result of the COVID-19 crisis. These state-level restrictions will remain in place until November 15, 2020 or the earlier conclusion of the COVID-19 public health emergency. As a result, GCI Holdings may be required to continue providing services to customers without the ability to collect, and GCI Holdings expects its accounts receivable and bad debt expense to increase substantially. In addition, GCI Holdings is unable to predict the impact to its business from future government emergency declarations, the ability of its suppliers and vendors to provide products and services to GCI Holdings and the risk of limitations on the deployment and maintenance of GCI Holdings’ services, changes in business spend in GCI Holdings’ ad sales business, the effects to employees’ health and safety, and resulting reorientation of its work activities and the risk of limitations on the deployment and maintenance of its services (including by limiting customer support and on-site service repairs and installations). The degree to which COVID-19 impacts GCI Holdings' results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

The Alaska economy is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. The price of Alaska North Slope Crude oil has decreased significantly and large tourism companies have decided not to operate during 2020 due to the COVID-19 pandemic. It is expected that the decline in oil prices will put significant pressure on the Alaska state government budget. Although Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years, major structural budgetary reforms will be required in order to offset the impact of low oil prices. Although GCI Holdings cannot predict the long-term impact COVID-19 will have on these sectors of the Alaska economy, adverse circumstances in these industries may have an adverse impact on the demand for its products and services and on its results of operations and financial condition.

To the extent the COVID-19 pandemic adversely affects our or GCI Holdings’ business, financial conditions and results of operations, it may also have the effect of heightening the other risks described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to fluctuations in the market value of our interests in publicly-traded securities, the effect of increases in data usage on GCI Holdings’ wired and wireless networks on network capacity limitations, impairments, our significant level of indebtedness and our ability to generate sufficient cash to service our debt obligations.

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

GCI, LLC

Signature	Title	Date

/s/ Gregory B. Maffei	Chief Executive Officer and President	May 7, 2020
Gregory B. Maffei

/s/ Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	May 7, 2020
Brian J. Wendling