Form 10-Q
period 2020-06-30
GCI, LLC
filed 2020-08-10
CIK 75679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non- accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 10, 2020, GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc.

GCI, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2020	2019
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$91,947	88,292
Trade and other receivables, net of allowance for doubtful accounts of $7,102 and $7,516, respectively	94,820	114,435
Other current assets	34,097	43,860
Total current assets	220,864	246,587
Investments in equity securities (note 3)	2,738,284	2,605,293
Investments in affiliates, accounted for using the equity method (note 4)	167,121	167,643
Investment in Liberty Broadband measured at fair value (note 4)	5,290,841	5,367,242
Property and equipment, net	1,056,516	1,090,901
Intangible assets not subject to amortization
Goodwill	844,182	844,182
Cable certificates	305,000	305,000
Other	41,500	41,500
	1,190,682	1,190,682
Intangible assets subject to amortization, net (note 5)	369,581	391,979
Other assets, net	339,733	295,693
Total assets	$11,373,622	11,356,020

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2020	2019
	amounts in thousands
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$108,232	92,747
Deferred revenue	25,714	27,886
Current portion of debt (note 6)	3,125	3,008
Other current liabilities	84,856	66,016
Total current liabilities	221,927	189,657
Long-term debt, net (note 6)	2,602,295	2,604,371
Loans from GCI Liberty	107,287	117,462
Obligations under finance leases and tower obligations, excluding current portion	94,984	97,507
Long-term deferred revenue	51,945	57,986
Deferred income tax liabilities	1,586,519	1,578,643
Derivative instrument (note 2)	61,437	71,305
Other liabilities	118,744	133,020
Total liabilities	4,845,138	4,849,951
Equity
Member's equity:
Member's investment	3,325,119	3,311,400
Retained earnings	3,194,616	3,185,869
Total member's equity	6,519,735	6,497,269
Non-controlling interests	8,749	8,800
Total equity	6,528,484	6,506,069
Commitments and contingencies (note 8)
Total liabilities and equity	$11,373,622	11,356,020

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
Revenue	$224,820	217,566	460,619	435,302
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	70,838	68,432	140,501	137,325
Selling, general and administrative, including stock-based compensation (note 7)	90,016	94,489	181,910	209,616
Depreciation and amortization expense	61,160	65,891	124,168	133,569
Insurance proceeds and restructuring, net	—	4,218	—	1,718
	222,014	233,030	446,579	482,228
Operating income (loss)	2,806	(15,464)	14,040	(46,926)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(30,164)	(36,284)	(62,301)	(69,832)
Share of earnings (losses) of affiliates, net (note 4)	2,238	(1,068)	1,531	(4,364)
Realized and unrealized gains (losses) on financial instruments, net (note 2)	922,910	744,170	67,408	1,848,605
Other, net	(1,027)	9,754	(372)	10,545
	893,957	716,572	6,266	1,784,954
Earnings (loss) before income taxes	896,763	701,108	20,306	1,738,028
Income tax (expense) benefit	(245,021)	(192,958)	(8,629)	(479,705)
Net earnings (loss)	651,742	508,150	11,677	1,258,323
Less net earnings (loss) attributable to the non-controlling interests	(26)	—	(51)	(57)
Net earnings (loss) attributable to member	$651,768	508,150	11,728	1,258,380

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2020	2019
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$11,677	1,258,323
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	124,168	133,569
Stock-based compensation expense	6,868	12,385
Share of (earnings) losses of affiliates, net	(1,531)	4,364
Realized and unrealized (gains) losses on financial instruments, net	(67,408)	(1,848,605)
Deferred income tax expense (benefit)	8,978	479,697
Other, net	1,484	(6,378)
Change in operating assets and liabilities:
Current and other assets	(15,253)	24,597
Payables and other liabilities	(12,692)	(28,642)
Net cash provided (used) by operating activities	56,291	29,310
Cash flows from investing activities:
Capital expended for property and equipment	(67,382)	(70,866)
Proceeds from derivative instrument	—	105,866
Settlement of derivative instrument	—	(105,866)
Other investing activities, net	1,088	4,540
Net cash provided (used) by investing activities	(66,294)	(66,326)
Cash flows from financing activities:
Borrowings from GCI Liberty	4,600	3,000
Borrowings of debt	—	325,000
Repayment of debt, finance leases and tower obligations	(4,409)	(332,071)
Contributions from (distributions to) member	8,296	6,119
Other financing activities, net	(1,309)	(9,172)
Net cash provided (used) by financing activities	7,178	(7,124)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,825)	(44,140)
Cash, cash equivalents and restricted cash at beginning of period	94,922	171,516
Cash, cash equivalents and restricted cash at end of period	$92,097	127,376

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	June 30,	December 31,
	2020	2019
	amounts in thousands
Cash and cash equivalents	$91,947	88,292
Restricted cash included in other current assets	150	6,630
Total cash and cash equivalents and restricted cash at end of period	$92,097	94,922

See accompanying notes to condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

			Non-controlling
	Member's	Retained	interest in equity	Total
	Investment	earnings	of subsidiaries	equity

Balances at January 1, 2020	$3,311,400	3,185,869	8,800	6,506,069
Net earnings (loss)	—	11,728	(51)	11,677
Stock-based compensation	6,655	—	—	6,655
Contributions from (distributions to) member, net	8,371	—	—	8,371
Other	(1,307)	(2,981)	—	(4,288)
Balances at June 30, 2020	$3,325,119	3,194,616	8,749	6,528,484

			Non-controlling
	Member's	Retained	interest in equity	Total
	Investment	earnings	of subsidiaries	equity

Balances at April 1, 2020	$3,316,580	2,542,848	8,775	5,868,203
Net earnings (loss)	—	651,768	(26)	651,742
Stock-based compensation	4,106	—	—	4,106
Contributions from (distributions to) member, net	4,659	—	—	4,659
Other	(226)	—	—	(226)
Balances at June 30, 2020	$3,325,119	3,194,616	8,749	6,528,484

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (continued)

(Unaudited)

			Non-controlling
	Member's	Retained	interest in equity	Total
	Investment	earnings	of subsidiaries	equity

Balances at January 1, 2019	$3,478,744	999,706	9,567	4,488,017
Net earnings (loss)	—	1,258,380	(57)	1,258,323
Stock-based compensation	13,764	—	—	13,764
Contributions from (distributions to) member, net	6,541	—	—	6,541
Other	(3,416)	(5)	—	(3,421)
Balances at June 30, 2019	$3,495,633	2,258,081	9,510	5,763,224

			Non-controlling
	Member's	Retained	interest in equity	Total
	Investment	earnings	of subsidiaries	equity

Balances at April 1, 2019	$3,488,093	1,749,932	9,510	5,247,535
Net earnings (loss)	—	508,150	—	508,150
Stock-based compensation	7,029	—	—	7,029
Contributions from (distributions to) member, net	2,013	—	—	2,013
Other	(1,502)	(1)	—	(1,503)
Balances at June 30, 2019	$3,495,633	2,258,081	9,510	5,763,224

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of GCI, LLC and its controlled subsidiaries, as well as other equity securities and equity method investments (collectively, the “Company”, “us”, “we” and “our”). GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc. (“GCI Liberty”). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. GCI, LLC is made up of its wholly-owned subsidiary, GCI Holdings, LLC (“GCI Holdings”), a controlling interest in Evite, Inc. (“Evite”) and non-controlling interests in Liberty Broadband Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. ("LendingTree"). These assets (other than GCI Holdings) were contributed by Liberty Interactive Corporation, now known as Qurate Retail, Inc. ("Qurate Retail"), in exchange for, among other things, a controlling interest in GCI Liberty, which was subsequently split-off (the "Holdco Split-Off").

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

COVID-19 has not had a material impact on GCI, LLC’s operating results for the three and six months ended June 30, 2020, however, management has increased certain estimates, including but not limited to, allowance for doubtful accounts. Other than these changes, we are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

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

Broadband Holdco, LLC ("Broadband Holdco"), a wholly-owned subsidiary of GCI, LLC, entered into a Master Revolving Subordinated Promissory Note with GCI Liberty where it may borrow up to $500.0 million on a revolving basis

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(the "Subordinated Revolving Note"). The interest rate on the Subordinated Revolving Note is the applicable interest rate on the Margin Loan (as defined in note 6). The Subordinated Revolving Note had an outstanding balance of $107.3 million and $105.4 million as of June 30, 2020 and December 31, 2019, respectively, and matures on the one year anniversary of the date that the Margin Loan is paid in full.

Evite, a wholly-owned subsidiary of GCI, LLC, entered into a master promissory note with GCI Liberty where it may borrow up to $17.5 million on a revolving basis. The master promissory note has a fixed interest rate of 3.0% and matures on March 9, 2021. The master promissory note had an outstanding balance of $16.9 million and $12.1 million as of June 30, 2020 and December 31, 2019, respectively.

On August 6, 2020, GCI Liberty and Liberty Broadband entered into a definitive merger agreement under which Liberty Broadband agreed to acquire all of the outstanding shares of GCI Liberty in a stock-for-stock merger (the “Combination”).  Under the terms of the merger agreement each holder of Series A and B common stock of GCI Liberty will receive 0.58 of a share of Series C common stock and Series B common Stock, respectively, of Liberty Broadband. Additionally, holders of a share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty will receive one share of Series A Cumulative Redeemable Preferred Stock with mirror terms to be issued by Liberty Broadband.  The Combination was recommended to GCI Liberty’s Board of Directors for approval by a special committee composed solely of independent, disinterested directors and advised by independent financial and legal advisors.  The closing of the Combination is subject to certain customary conditions, including: (i) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the GCI Liberty outstanding stock entitled to vote thereon not owned by John C. Malone and certain other persons, (ii) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the Liberty Broadband outstanding stock entitled to vote thereon not owned by John C. Malone and certain other persons, (iii) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the GCI Liberty outstanding stock entitled to vote thereon, (iv) approval of the Liberty Broadband stock issuance by holders of a majority of the aggregate voting power of the Liberty Broadband outstanding stock present in person or by proxy at the stockholder meeting and entitled to vote thereon and (v) the receipt of any applicable regulatory approvals.  GCI Liberty and Liberty Broadband expect the Combination to close in the first half of 2021, subject to potential COVID-19 related delays.

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

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liberty Media is a related party of GCI, LLC for accounting purposes as a result of the services agreement. Under these agreements, approximately $1.9 million and $2.2 million was reimbursable to Liberty Media for the three months ended June 30, 2020 and 2019, respectively, and $4.1 million and $4.5 million was reimbursable to Liberty Media for the six months ended June 30, 2020 and 2019, respectively.

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2020			December 31, 2019
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in thousands
Cash equivalents	$23,588	23,588	—	54,552	54,552	—
Equity securities	$2,732,999	2,732,999	—	2,600,008	2,600,008	—
Investment in Liberty Broadband	$5,290,841	5,290,841	—	5,367,242	5,367,242	—
Derivative instrument liability	$61,437	—	61,437	71,305	—	71,305

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

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
Equity securities	$395,075	258,718	133,941	593,038
Investment in Liberty Broadband	565,107	532,669	(76,401)	1,373,928
Derivative instruments	(37,272)	(47,217)	9,868	(118,361)
	$922,910	744,170	67,408	1,848,605

(3) Investments in Equity Securities

Investments in equity securities, the majority of which are carried at fair value, are summarized as follows:

	June 30,	December 31,
	2020	2019
	amounts in thousands
Charter (a)	$2,732,999	2,599,253
Other investments (b)	5,285	6,040
	$2,738,284	2,605,293
(a)	A portion of the Charter equity securities are considered covered shares and subject to certain contractual restrictions in accordance with the indemnification agreement entered into by GCI Liberty. Pursuant to the indemnification agreement, GCI Liberty has agreed to indemnify Liberty Interactive LLC ("LI LLC") for certain payments made to a holder of LI LLC 1.75% exchangeable debentures due 2046.
(b)	The Company has elected the measurement alternative for a portion of these securities where the fair value is not readily determinable.

(4) Investments in Affiliates Accounted for Using the Equity Method

The Company has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2020 and the carrying amount at December 31, 2019:

	June 30, 2020			December 31, 2019
	Percentage	Market	Carrying	Carrying
	ownership	value	amount	amount

	dollars in thousands
LendingTree (a)	26.4%	$997,138	$166,308	166,465
Other	various	NA	813	1,178
			$167,121	167,643
(a)	Both the Company's ownership interest in LendingTree and the Company's share of LendingTree's earnings (losses) are reported on a three month lag. The market value disclosed is as of June 30, 2020.

The Company’s share of LendingTree’s earnings (losses) were earnings of $2.6 million and losses of $1.3 million for the three months ended June 30, 2020 and 2019, respectively. The Company's share of LendingTree's earnings (losses) were earnings of $1.8 million and losses of $3.4 million for the six months ended June 30, 2020 and 2019, respectively.

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Liberty Broadband

As of June 30, 2020, the Company has a 23.5% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management between Liberty Broadband and GCI Liberty, the Company has been deemed to have significant influence over Liberty Broadband for accounting purposes, even though the Company does not have any voting rights. The Company has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that investors value this investment based on the trading price of Liberty Broadband. The Company recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the accompanying condensed consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	June 30,	December 31,
	2020	2019
	amounts in thousands
Current assets	$19,706	52,133
Investment in Charter, accounted for using the equity method	12,306,593	12,194,674
Other assets	9,100	9,535
Total assets	12,335,399	12,256,342
Long-term debt	573,593	572,944
Deferred income tax liabilities	1,017,921	999,757
Other liabilities	23,151	15,695
Equity	10,720,734	10,667,946
Total liabilities and shareholders' equity	$12,335,399	12,256,342

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
Revenue	$4,114	3,747	8,218	7,205
Operating expenses, net	(13,946)	(10,913)	(25,325)	(20,572)
Operating income (loss)	(9,832)	(7,166)	(17,107)	(13,367)
Share of earnings (losses) of affiliates	158,128	45,400	219,810	80,249
Gain (loss) on dilution of investment in affiliate	(46,001)	(16,322)	(105,326)	(57,725)
Other income (expense), net	(5,103)	(5,936)	(10,801)	(12,056)
Income tax benefit (expense)	(24,978)	(3,924)	(22,204)	650
Net earnings (loss)	$72,214	12,052	64,372	(2,249)
(1)
(2)

(5) Intangible Assets

Intangible Assets Subject to Amortization

	June 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in thousands
Customer relationships	$408,267	(112,192)	296,075	408,267	(95,167)	313,100
Other amortizable intangibles	145,028	(71,522)	73,506	139,721	(60,842)	78,879
Total	$553,295	(183,714)	369,581	547,988	(156,009)	391,979

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense for intangible assets with finite useful lives was $14.0 million and $15.0 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense for intangible assets with finite useful lives was $28.0 million and $31.3 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Remainder of 2020	$27,713
2021	$45,434
2022	$39,491
2023	$34,966
2024	$31,081
(3)

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	June 30,	June 30,	December 31,
	2020	2020	2019
	amounts in thousands
Margin Loan Facility	$1,300,000	1,300,000	1,300,000
Senior notes	775,000	794,408	796,138
Senior credit facility	511,436	511,436	512,666
Wells Fargo note payable	6,773	6,773	7,066
Deferred financing costs	—	(7,197)	(8,491)
Total debt	$2,593,209	2,605,420	2,607,379
Debt classified as current		(3,125)	(3,008)
Total long-term debt		$2,602,295	2,604,371

Margin Loan

Broadband Holdco entered into Amendment No. 2 to the Margin Loan Agreement ("Amendment No. 2" and, together with the original margin loan agreement and first amendment thereto, the “Margin Loan Agreement”) on November 25, 2019. Pursuant to Amendment No. 2, lenders have agreed to, among other things, extend the maturity date of the original term loan in an aggregate principal amount of $1.0 billion (the “Margin Loan”) to December 29, 2021 and provide commitments for a new delayed draw term loan facility in an aggregate principal amount of $300.0 million ("Delayed Draw Term Loan Facility"). This facility also provides a revolving credit facility in an aggregate principal amount of up to $200.0 million (the “Revolving Credit Facility”) and the original loan credit facility under the Margin Loan (the “Term Loan Facility”, and, together with the Revolving Credit Facility and the Delayed Draw Term Loan Facility, the "Margin Loan Facility" and the loans thereunder, the "Loans"). The Loans will mature on December 29, 2021 (the “Maturity Date”) and accrue interest at a rate equal to the 3-month LIBOR rate plus a per annum spread of 1.85%, subject to certain conditions and exceptions. Undrawn revolving commitments shall be available to Broadband Holdco from November 25, 2019 to but excluding the earlier of (i) the date that is one month prior to the Maturity Date and (ii) the date of the termination of such revolving commitments pursuant to the terms of the Margin Loan Agreement. The obligations under the Margin Loan Facility are secured by first priority liens on the shares of Liberty Broadband owned by Broadband Holdco and certain other cash collateral provided by Broadband Holdco. 42,681,842 shares of Liberty Broadband Series C common stock with a value of $5.3 billion were pledged by Broadband Holdco as collateral for the Loans as of June 30, 2020.

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On December 27, 2019, Broadband Holdco borrowed $100.0 million under the Revolving Credit Facility and $300.0 million under the Delayed Draw Term Loan Facility. As of June 30, 2020, $1,300.0 million in borrowings were outstanding under the Margin Loan Facility.

Senior Notes

On June 6, 2019, GCI, LLC issued $325.0 million of 6.625% Senior Notes due 2024 at par ("2024 Notes"). The 2024 Notes are unsecured and the net proceeds were used to fund the redemption of $325.0 million aggregate outstanding principal amount of GCI, LLC’s 6.75% Senior Notes due 2021. Interest on the 2024 Notes and GCI, LLC’s 6.875% Senior Notes due 2025 (collectively, the “Senior Notes”), is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $19.4 million at June 30, 2020. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

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

GCI, LLC’s Senior Credit Facility Total Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 6.50 to one and the Secured Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 4.00 to one.

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

As of June 30, 2020, there is $236.4 million outstanding under the Term Loan B, $275.0 million outstanding under the revolving portion of the Senior Credit Facility and $4.0 million in letters of credit under the Senior Credit Facility, which leaves $271.0 million available for borrowing.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. GCI, LLC is in compliance with all debt maintenance covenants as of June 30, 2020.

Fair Value of Debt

The fair value of the Senior Notes was $806.0 million at June 30, 2020.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at June 30, 2020.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $4.4 million and $6.8 million of stock-based compensation during the three months ended June 30, 2020, and 2019, respectively, and $6.9 million and $12.4 million during the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, and in connection with GCI Liberty’s CEO’s new employment agreement, GCI Liberty granted to its CEO 359 thousand options to purchase shares of GCI Liberty Series A common stock as part of GCI Liberty’s CEO’s upfront term award detailed in his employment agreement. Such options had a GDFV of $16.60 per share and vest on December 31, 2023. Also during the six months ended June 30, 2020, GCI Liberty granted to its CEO 148 thousand options to purchase shares of GCI Liberty Series A common stock in conjunction with its CEO’s annual awards as detailed in his employment agreement. Such options had a GDFV of $13.21 per share and vest on December 31, 2020.

Also during the six months ended June 30, 2020, GCI Liberty granted 3 thousand time-based RSUs of GCI Liberty Series A common stock to its CEO. The RSUs had a GDFV of $59.80 per share and cliff vest on December 10, 2020.  This RSU grant was issued in lieu of GCI Liberty’s CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he has waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.

The Company has calculated the GDFV for all of GCI Liberty’s equity classified Awards and any subsequent remeasurement of its liability classified Awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of GCI Liberty’s stock and the implied volatility of publicly traded GCI Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GCI Liberty-Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase GCI Liberty common stock granted to certain officers, employees and directors of GCI Liberty, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	Series A
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	604	$48.67
Granted	513	$67.10
Exercised	(29)	$36.94
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2020	1,088	$57.70	5.2	years	$15
Exercisable at June 30, 2020	393	$47.28	3.7	years	$9

There were no changes to outstanding options of GCI Liberty Series B common stock during the six months ended June 30, 2020.

As of June 30, 2020, the total unrecognized compensation cost related to unvested options and RSA/RSUs was approximately $8.0 million and $16.4 million, respectively. Such amounts will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.3 years and 2.0 years, respectively.

As of June 30, 2020, GCI Liberty had 429 thousand RSUs outstanding.

As of June 30, 2020, GCI Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.1 million shares of GCI Liberty Series A common stock and 1.2 million shares of GCI Liberty Series B common stock.

(8)  Commitments and Contingencies

Litigation, Disputes and Regulatory Matters

The Company is involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. Management believes there are no proceedings from asserted and unasserted claims which if determined adversely would have a material adverse effect on the Company’s financial position, results of operations or liquidity, other than those described in the Company’s commitments and contingencies discussion in note 15 to the accompanying consolidated financial statements to our Annual Report on our Form 10-K for the year ended December 31, 2019.

(9) Information About the Company’s Operating Segments

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

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended June 30, 2020, the Company has identified the following subsidiary as a reportable segment:

●	GCI Holdings - provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska.

For presentation purposes the Company is providing financial information for Liberty Broadband. While the Company’s equity method investment in Liberty Broadband does not meet the reportable segment threshold defined above, the Company believes that the inclusion of such information is relevant to users of these financial statements.

●	Liberty Broadband - an equity method affiliate of the Company, accounted for at fair value, has a non-controlling interest in Charter, and a wholly-owned subsidiary, Skyhook Wireless, Inc. ("Skyhook"). Charter is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services. Skyhook provides a Wi-Fi based location platform focused on providing positioning technology and contextual location intelligence solutions.

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

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$29,906	27,505	58,264	54,997
Data	45,416	41,457	89,710	82,635
Video	20,456	21,045	41,214	42,061
Voice	3,715	4,321	7,515	8,782
Business Revenue
Wireless	19,616	19,393	38,854	37,777
Data	72,928	63,733	156,322	131,843
Video	4,427	3,988	8,449	7,813
Voice	7,047	6,636	13,463	12,840
Lease, grant, and subsidies revenue	19,070	22,901	40,351	45,442
Total GCI Holdings	222,581	210,979	454,142	424,190
Corporate and other	2,239	6,587	6,477	11,112
Total	$224,820	217,566	460,619	435,302

Liberty Broadband revenue totaled $4.1 million and $3.7 million for the three months ended June 30, 2020 and 2019, respectively and $8.2 million and $7.2 million for the six months ended June 30, 2020 and 2019, respectively.

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company had gross receivables of $286.5 million and deferred revenue of $37.3 million at June 30, 2020 from contracts with customers, which amounts exclude receivables and deferred revenue arising from leases, grants, and subsidies. Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three and six months ended June 30, 2020 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $148.8 million in the remainder of 2020, $227.0 million in 2021, $141.5 million in 2022, $51.0 million in 2023 and $64.8 million in 2024 and thereafter.

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

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements, insurance proceeds and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

Although GCI, LLC owns less than 100% of the outstanding shares of Liberty Broadband, 100% of the Liberty Broadband amounts are included in the tables below and subsequently eliminated in order to reconcile the account totals to the GCI, LLC condensed consolidated financial statements.

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
GCI Holdings	$78,045	66,121	164,440	110,592
Liberty Broadband	(7,407)	(4,174)	(12,388)	(7,291)
Corporate and other	(9,686)	(4,722)	(19,364)	(9,846)
	60,952	57,225	132,688	93,455
Eliminate Liberty Broadband	7,407	4,174	12,388	7,291
	$68,359	61,399	145,076	100,746

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Information

	June 30, 2020
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in thousands
GCI Holdings	$3,140,029	475	66,704
Liberty Broadband	12,335,399	12,306,593	35
Corporate and other	8,233,593	166,646	678
	23,709,021	12,473,714	67,417
Eliminate Liberty Broadband	(12,335,399)	(12,306,593)	(35)
Consolidated	$11,373,622	167,121	67,382

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
Adjusted OIBDA	$68,359	61,399	145,076	100,746
Stock‑based compensation	(4,393)	(6,754)	(6,868)	(12,385)
Depreciation and amortization	(61,160)	(65,891)	(124,168)	(133,569)
Insurance proceeds and restructuring, net	—	(4,218)	—	(1,718)
Operating income (loss)	2,806	(15,464)	14,040	(46,926)
Interest expense	(30,164)	(36,284)	(62,301)	(69,832)
Share of earnings (loss) of affiliates, net	2,238	(1,068)	1,531	(4,364)
Realized and unrealized gains (losses) on financial instruments, net	922,910	744,170	67,408	1,848,605
Other, net	(1,027)	9,754	(372)	10,545
Earnings (loss) before income taxes	$896,763	701,108	20,306	1,738,028
(4)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the recoverability of the Company’s goodwill and other long-lived assets; the Company’s projected sources and uses of cash; the Rural Healthcare Program; the impact of the Alaskan recession; the remediation of a material weakness; regulatory developments; the anticipated impact of COVID-19 (as defined below); the Combination (as defined below); and certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	The impact of the novel coronavirus ("COVID-19") pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
●	the satisfaction of conditions to the Combination;
●	customer demand for the Company’s products and services and the Company’s ability to adapt to changes in demand;
●	competitor responses to the Company’s and its businesses’ products and services;
●	the levels of online traffic to the Company’s businesses’ websites and its ability to convert visitors into consumers or contributors;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (the "FCC"), and adverse outcomes from regulatory proceedings;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	future financial performance, including availability, terms and deployment of capital;
●	the ability of suppliers and vendors to deliver products, equipment, software and services;
●	cyberattacks or other network disruptions;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
●	domestic and international economic and business conditions and industry trends, specifically the state of the Alaska economy, including the impacts of the COVID-19 pandemic to unemployment levels;
●	consumer spending levels, including the availability and amount of individual consumer debt;
●	rapid technological changes;
●	failure to protect the security of personal information about the Company’s and its businesses’ customers; and
●	the regulatory and competitive environment of the industries in which the Company operates.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying condensed consolidated financial statements include the accounts of GCI, LLC and its controlled subsidiaries, as well as other equity securities and equity method investments (collectively, the “Company”, “us”, “we” and “our”). GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc. (“GCI Liberty”).  GCI, LLC is made up of its wholly-owned subsidiary, GCI Holdings, LLC (“GCI Holdings”), a controlling interest in Evite, Inc. and non-controlling interests in Liberty Broadband Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. These assets (other than GCI Holdings) were contributed by Liberty Interactive Corporation, now known as Qurate Retail, Inc., in exchange for, among other things, a controlling interest in GCI Liberty, which was subsequently split-off.

On August 6, 2020, GCI Liberty and Liberty Broadband entered into a definitive merger agreement under which Liberty Broadband agreed to acquire all of the outstanding shares of GCI Liberty in a stock-for-stock merger (the “Combination”).  Under the terms of the merger agreement each holder of Series A and B common stock of GCI Liberty will receive 0.58 of a share of Series C common stock and Series B common Stock, respectively, of Liberty Broadband.  Additionally, holders of a share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty will receive one share of Series A Cumulative Redeemable Preferred Stock with mirror terms to be issued by Liberty Broadband.  The Combination was recommended to GCI Liberty’s Board of Directors for approval by a special committee composed solely of independent, disinterested directors and advised by independent financial and legal advisors.  The closing of the Combination is subject to certain customary conditions, including: (i) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the GCI Liberty outstanding stock entitled to vote thereon not owned by John C. Malone and certain other persons, (ii) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the Liberty Broadband outstanding stock entitled to vote thereon not owned by John C. Malone and certain other persons, (iii) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the GCI Liberty outstanding stock entitled to vote thereon, (iv) approval of the Liberty Broadband stock issuance by holders of a majority of the aggregate voting power of the Liberty Broadband outstanding stock present in person or by proxy at the stockholder meeting and entitled to vote thereon and (v) the receipt of any applicable regulatory approvals.  GCI Liberty and Liberty Broadband expect the Combination to close in the first half of 2021, subject to potential COVID-19 related delays.

Update on Economic Conditions

GCI Holdings offers wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska. In December 2019, Chinese officials reported a novel coronavirus outbreak. COVID-19 has since spread through China and internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices, which has caused a significant disruption to most sectors of the economy.

As the COVID-19 pandemic develops and significantly impacts Alaska, GCI Holdings has continued to deliver services uninterrupted by the pandemic and expects to be able to continue to respond to the increase in network activity. The majority of GCI Holdings’ workforce has transitioned to working at home full time and it expects to keep those employees working from home through at least the end of the year.

GCI Holdings also participated in the Federal Communications Commission’s Keep Americans Connected pledge, waiving late fees and pausing disconnects for residential and small business customers faced with COVID-19 related payment challenges through June 30, 2020. Additionally, the State of Alaska has placed restrictions on public utilities, such as GCI Holdings, from charging late fees or disconnecting service from residential customers who are experiencing financial hardship as a result of the COVID-19 crisis. These state-level restrictions will remain in place until November 15, 2020 or the earlier conclusion of the COVID-19 public health emergency. As a major provider of Internet services in Alaska, GCI Holdings believes it plays an instrumental role in enabling social distancing through telecommuting and e-learning across the state and remains focused on its service to customers, as well as the health and safety of its employees and customers.

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

The Alaska economy is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. The price of Alaska North Slope Crude oil has remained low and large tourism companies have decided not to operate during 2020 due to the COVID-19 pandemic. Low oil prices continue to put significant pressure on the Alaska state government budget. The Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years, but major structural budgetary reforms will need to be implemented in order to offset the impact of low oil prices. GCI Holdings cannot predict the long-term impact COVID-19 will have on these sectors of the Alaska economy; however, adverse circumstances in these industries can have an adverse impact on the demand for its products and services and on its results of operations and financial condition.

The Alaska economy was in a recession that started in late 2015. At the end of 2019, the Alaska economy showed signs of emerging from this recession, however, GCI Holdings expects the recession to continue as a result of the COVID-19 pandemic and continued low oil prices. While it is difficult for GCI Holdings to predict the future impact of a renewed or continuing recession on its business, these conditions have had an adverse impact on its business and could continue to adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. Additionally, GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. If that were to occur, GCI Holdings could be required to increase its allowance for doubtful accounts, and the number of days outstanding for its accounts receivable could increase. If the recession continues, it could continue to negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt and pay other obligations.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company. As of June 30, 2020, the Company had net accounts receivable from the RHC Program of approximately $176 million, which is included within Other assets, net and approximately $3 million, which is included within Trade and other receivables in the consolidated balance sheets.

The Company disclosed the following items related to GCI Holdings’ involvement in the RHC Program in its Annual Report on Form 10-K for the year ended December 31, 2019:

●	The FCC reduced the rates charged to RHC customers by approximately 26%.
●	The FCC increased the RHC Program funding cap for multiple funding years.
●	GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC in March 2018.
●	GCI Holdings received multiple funding denial notices from Universal Service Administrative Company ("USAC") which originally denied the RHC funding requests that had been submitted by a rural health customer.
●	The FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved.
●	GCI Holdings became aware of potential RHC Program compliance issues related to certain of its currently active and expired contracts with certain of its RHC customers.

The Company has no additional significant information regarding the items noted above except with respect to the multiple funding denial notices that were received, additional inquiries from the Enforcement Bureau related to the original letter of inquiry received in March 2018, and the FCC order adopting changes to the RHC Program.

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

In light of the FCC order, we evaluated the applicable revenue recognition criteria in the first quarter of 2020 and concluded that we met the applicable revenue recognition criteria and could recognize revenue for the services provided subsequent to the first quarter of 2019. The result of meeting the applicable revenue recognition criteria in the first quarter of 2020 was to record revenue of approximately $9 million related to the services provided during 2019 for which revenue had not been previously recognized and to begin recording revenue in the first quarter of 2020 for services provided to the rural healthcare customer.

On May 28, 2020, GCI Holdings received a second letter of inquiry from the Enforcement Bureau in the same matter noted above. This second letter, which was in response to a voluntary disclosure made by GCI Holdings to the FCC, extended the scope of the original inquiry to also include various questions regarding compliance with the records retention requirements related to the (i) original inquiry and (ii) RHC Program. While the letter expands the scope of review, it does not alter the Company’s assessment of the Enforcement Bureau inquiry.

On August 20, 2019, the FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved. Some of these changes will become effective beginning with the funding year ending June 30, 2021, while others will apply beginning with the funding year ending June 30, 2022. On October 21, 2019, GCI Holdings appealed the order to the United States Court of Appeals for the District of Columbia Circuit. On December 6, 2019, that appeal was held in abeyance for nine months due to pending Petitions for Reconsideration filed by other parties at the FCC. At the direction of the FCC, USAC has released a database that purports to determine a median rate which will cap the amount of support available for each service sold under the program, starting in the funding year ending June 30, 2022.  Interested parties have until August 31, 2020 to provide additional information on rates and services relevant to the median rate calculation.  USAC will refresh the database by September 30, 2020.  In addition, on July 30, 2020, GCI filed an administrative appeal of certain parameters prescribed for the USAC database by the FCC’s Wireline Competition Bureau.  Because the median rate determinations are not finalized, and because the FCC’s Order also permits service providers to file for a waiver to permit charging above-cap rates based on the cost of service, GCI Holdings cannot assess at this time the impact that these changes adopted by the FCC will have on funding.

Results of Operations - Consolidated

General. We provide information regarding our consolidated operating results and other income and expenses, as well as information regarding the contribution to those items from our reportable segments in the tables below. The "Corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of our principal reportable segment see "Results of Operations-GCI Holdings, LLC" below.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
Revenue
GCI Holdings	$222,581	210,979	454,142	424,190
Corporate and other	2,239	6,587	6,477	11,112
Consolidated	$224,820	217,566	460,619	435,302

Operating Income (Loss)
GCI Holdings	$14,806	(7,201)	37,992	(31,179)
Corporate and other	(12,000)	(8,263)	(23,952)	(15,747)
Consolidated	$2,806	(15,464)	14,040	(46,926)

Adjusted OIBDA
GCI Holdings	$78,045	66,121	164,440	110,592
Corporate and other	(9,686)	(4,722)	(19,364)	(9,846)
Consolidated	$68,359	61,399	145,076	100,746

Revenue. Our consolidated revenue increased $7.3 million and $25.3 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases in revenue for the three and six month periods were primarily due to increases of $11.6 million and $30.0 million, respectively, at GCI Holdings. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss). Our consolidated operating income increased $18.3 million and $61.0 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases in operating income for the three and six month periods were primarily due to increases of $22.0 million and $69.2 million, respectively, at GCI Holdings. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating losses for Corporate and other increased $3.7 million and $8.2 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year due to increased operating losses at certain of our subsidiaries.

Stock-based compensation. Stock based compensation includes compensation related to restricted shares of GCI Liberty’s common stock and preferred stock, restricted stock units with respect to GCI Liberty’s common stock, and options to purchase shares of GCI Liberty’s common stock granted to certain of the Company’s directors, employees, and employees of its subsidiaries. The decreases in stock-based compensation of $2.4 million and $5.5 million for the three and six months ended June 30, 2020, respectively, were primarily due to decreases in stock compensation at GCI Holdings of $1.2 million and $4.4 million for the three and six month periods, respectively. As of June 30, 2020, the total unrecognized compensation cost related to unvested options and RSAs was approximately $8.0 million and $16.4 million, respectively. Such amounts will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.3 years and 2.0 years, respectively.

Adjusted OIBDA. To provide investors with additional information regarding our financial results, the Company also discloses Adjusted OIBDA, which is a non-GAAP financial measure. The Company defines Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, insurance proceeds, restructuring, acquisition and other related costs and impairment charges. The Company’s chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. The Company believes this is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. The following table provides a reconciliation of operating income (loss) to Adjusted OIBDA:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
Operating income (loss)	$2,806	(15,464)	14,040	(46,926)
Depreciation and amortization	61,160	65,891	124,168	133,569
Stock-based compensation	4,393	6,754	6,868	12,385
Insurance proceeds and restructuring, net	—	4,218	—	1,718
Adjusted OIBDA	$68,359	61,399	145,076	100,746

Consolidated Adjusted OIBDA increased $7.0 million and $44.3 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases for the three and six month periods were primarily due to increases in revenue and decreases in selling, general and administrative expenses at GCI Holdings. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
Interest expense
GCI Holdings	$(17,969)	(24,307)	(36,170)	(45,483)
Corporate and other	(12,195)	(11,977)	(26,131)	(24,349)
Consolidated	$(30,164)	(36,284)	(62,301)	(69,832)

Share of earnings (losses) of affiliates, net
GCI Holdings	$(67)	(5)	(110)	(111)
Corporate and other	2,305	(1,063)	1,641	(4,253)
Consolidated	$2,238	(1,068)	1,531	(4,364)

Realized and unrealized gains (losses) on financial instruments, net
GCI Holdings	$—	(189)	—	1,669
Corporate and other	922,910	744,359	67,408	1,846,936
Consolidated	$922,910	744,170	67,408	1,848,605

Other, net
GCI Holdings	$637	11,553	1,443	12,762
Corporate and other	(1,664)	(1,799)	(1,815)	(2,217)
Consolidated	$(1,027)	9,754	(372)	10,545

Interest Expense. Consolidated interest expense decreased $6.1 million and $7.5 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to lower amounts outstanding on the Senior Credit Facility (as defined in note 6 of the accompanying condensed consolidated financial statements), as well as lower interest rates. This decrease was partially offset by increased amounts outstanding under the Margin Loan Facility (as defined in note 6 of the accompanying condensed consolidated financial statements).

Share of earnings (losses) of affiliates, net. Share of earnings (losses) of affiliates, net increased $3.3 million and $5.9 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year due to an increase in earnings by our affiliates.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
Equity securities	$395,075	258,718	133,941	593,038
Investment in Liberty Broadband	565,107	532,669	(76,401)	1,373,928
Derivative instruments	(37,272)	(47,217)	9,868	(118,361)
	$922,910	744,170	67,408	1,848,605

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The increase for the three months ended June 30, 2020 as compared to the corresponding period in the prior year was primarily driven by increases in the unrealized gains for our investment in Liberty Broadband and Charter.  The decrease for the six months ended June 30, 2020 as compared to the corresponding period in the prior year was primarily driven by an increase in the unrealized loss for our investment in Liberty Broadband and a decrease in the unrealized gain for our investment in Charter.

Other, net. The change in Other, net at GCI Holdings for the three and six months ended June 30, 2020 was primarily due to a $7.5 million gain for an amendment made to a finance lease in the second quarter of 2019 and a $3.2 million gain for the write-off of the premium recorded for the senior notes that were refinanced during the second quarter of 2019.  The change in Other, net at Corporate and other for the three and six months ended June 30, 2020 was primarily driven by decreases to investment losses, partly offset by decreased interest income.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
Earnings (loss) before income taxes	$896,763	701,108	20,306	1,738,028
Income tax (expense) benefit	(245,021)	(192,958)	(8,629)	(479,705)
Effective income tax rate	27%	28%	42%	28%

For the three and six months ended June 30, 2020 and June 30, 2019, the Company recognized income tax expense in excess of expected federal tax expense primarily due to state income tax expense.

Net earnings (loss). The Company had net earnings of $651.7 million and $508.2 million for the three months ended June 30, 2020 and 2019, respectively. The Company had net earnings of $11.7 million and $1,258.3 million for the six months ended June 30, 2020 and 2019, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

As of June 30, 2020, substantially all of the Company’s cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of June 30, 2020, the Company had a cash and cash equivalents balance of $91.9 million.

	Six months ended
	June 30,
	2020	2019
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$56,291	29,310
Net cash provided (used) by investing activities	(66,294)	(66,326)
Net cash provided (used) by financing activities	7,178	(7,124)
	$(2,825)	(44,140)

During both the six months ended June 30, 2020 and June 30, 2019, the Company’s primary use of cash was capital expenditures. The Company’s significant recurring investing activity has been capital expenditures and is expected to continue in the future. A significant portion of our capital expenditures are based on the level of customer growth and updated technology. The Company’s primary sources of cash included cash from operations and cash on hand.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt depending on various factors, such as market conditions.

The projected uses of the Company’s cash for the remainder of 2020 are capital expenditures of approximately $75 million, approximately $45 million for interest payments on outstanding debt and potential additional investments in existing or new businesses.

Exhibit 99.1 shows the net assets and net earnings of GCI, LLC and its Restricted Subsidiaries under and as defined in its bond indentures.

Results of Operations - GCI Holdings, LLC

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings as of June 30, 2020 and 2019.

	June 30,
	2020	2019
Consumer
Wireless:
Revenue generating wireless lines in service[1]	179,400	181,400
Non-revenue generating wireless lines in service[2]	3,600	9,800
Wireless lines in service	183,000	191,200
Data:
Revenue generating cable modem subscribers[3]	134,900	124,100
Non-revenue generating cable modem subscribers[4]	800	—
Cable modem subscribers	135,700	124,100
Video:
Basic subscribers[5]	77,700	84,100
Homes passed[6]	253,400	253,400
Voice:
Total local access lines in service[7]	38,200	42,200
Business
Wireless:
Revenue generating wireless lines in service[1]	25,000	21,400
Data:
Revenue generating cable modem subscribers[4]	8,700	9,000
Voice:
Total local access lines in service[7]	33,500	35,600

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

6 A home passed is defined as a dwelling unit that can be connected to GCI Holdings’ network without the need of otherwise extending its network.

7A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

GCI Holdings’ operating results for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
Revenue	$222,581	210,979	454,142	424,190
Operating expenses (excluding stock-based compensation included below):
Operating expense	(66,869)	(63,639)	(131,820)	(127,944)
Selling, general and administrative expenses	(77,667)	(81,219)	(157,882)	(185,654)
Adjusted OIBDA	78,045	66,121	164,440	110,592
Stock-based compensation	(2,696)	(3,927)	(3,544)	(7,923)
Insurance proceeds and restructuring, net	—	(4,218)	—	(1,718)
Depreciation and amortization	(60,543)	(65,177)	(122,904)	(132,130)
Operating income (loss)	$14,806	(7,201)	37,992	(31,179)

Revenue

The components of revenue for the three and six months ended June 30, 2020 and 2019, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in thousands
Consumer
Wireless	$42,327	39,915	83,100	79,822
Data	45,416	41,457	89,710	82,635
Video	20,461	21,049	41,223	42,070
Voice	3,843	4,547	7,848	9,031
Business
Wireless	21,035	23,726	43,524	46,483
Data	73,756	64,628	157,970	133,663
Video	4,427	3,988	8,449	7,813
Voice	11,316	11,669	22,318	22,673
Total	$222,581	210,979	454,142	424,190

Consumer wireless revenue increased $2.4 million and $3.3 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to increased plan service fee revenue of $1.8 million and $3.0 million driven by subscribers’ selection of plans with higher recurring monthly charges that offer higher usage limits.  Additionally, equipment sales revenue increased $0.7 million and $0.4 million due to an increase in the number of handsets sold for the three and six month periods, respectively.

Consumer data revenue increased $4.0 million and $7.1 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases were driven by an increase in the number of subscribers and the subscribers’ selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer video revenue decreased $0.6 million and $0.8 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to an 8% decrease in the number of subscribers, partially offset by an increase in prices to video plans that occurred in the second quarter of 2019 and moving subscribers to plans with higher recurring monthly charges.

Consumer voice revenue decreased $0.7 million and $1.2 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to a reduction in the number of customers.

Business wireless revenue decreased $2.7 million and $3.0 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to wholesale customers removing backhaul circuits from our network and a decrease in grant revenue partially offset by increases in roaming revenue driven by the renegotiation of a roaming contract.

Business data revenue increased $9.1 million and $24.3 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases were due to $13.9 million and $31.8 million increases in data and transport revenue driven by increased sales to school and medical customers for service upgrades for the three and six month periods, respectively. The increase for the six month period also included $9 million associated with prior periods for an RHC customer whose funding was initially denied but subsequently approved in the first quarter of 2020. The increases were partially offset by $4.7 million and $7.6 million decreases in professional services revenue driven by a decrease in time and materials project work for the three and six month periods, respectively.

Business video revenue increased $0.4 million and $0.6 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to an increase in political advertising revenue.

Business voice revenue decreased $0.4 million for both the three and six months ended June 30, 2020 as compared to the corresponding periods in the prior year.  The decreases were driven by a decrease in local service lines.

Operating expenses increased $3.2 million and $3.9 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to a $3.5 million and $6.0 million increase for the three and six month periods, respectively, in costs to operate our network driven by a transition from accounting for satellite transponders as operating leases instead of finance leases due to a modification in the prior year, partially offset by a decrease of $0.7 million and $2.3 million for the three and six month periods, respectively, in video costs paid to content producers driven by a decrease in video subscribers.

Selling, general and administrative expenses decreased $3.6 million and $27.8 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period was primarily due to a $3.3 million decrease in labor related expense driven by reduced healthcare costs due to reduced healthcare interactions as employees limit doctor appointments, hospital visits and elective procedures due to COVID-19 and the Company’s cost cutting efforts. The decrease for the six month period was primarily due to the absence of $21.3 million in the allowance for receivables as a result of USAC denying an appeal from one of our customers that was recorded during first quarter of 2019 and a $7.8 million decrease in labor related expense driven by reduced healthcare costs due to reduced healthcare interactions as employees limit doctor appointments, hospital visits and elective procedures due to COVID-19 and the Company’s cost cutting efforts. The decrease for the six month period was partially offset by a $2.6 million increase in legal and compliance costs.

Stock based compensation decreased $1.2 million and $4.4 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period was primarily due to the reversal of expense for employees who left the company prior to the vesting of their awards. The decrease for the six month period was primarily due to the reversal of expense for performance-based awards that did not vest due to a shortfall in certain financial metrics and qualitative criteria and for employees who left the company prior to the vesting of their awards.

Depreciation and amortization decreased $4.6 million and $9.2 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the three and six months ended June 30, 2020 was primarily due to assets which became fully depreciated prior to the three and six month periods in 2020, a decrease in assets placed in service since January 1, 2019, and lower amortization expense because of an accelerated recognition pattern for amortizing intangibles.

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

As of June 30, 2020, the Company’s debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
		average		average
	Principal	interest	Principal	interest
	amount	rate	amount	rate
dollar amounts in thousands
GCI Holdings	$518,209	2.2%	$775,000	6.8%
Corporate and other (a)	$1,300,000	2.2%	$—	—%
(a)	The related party notes between GCI Liberty and (i) Broadband Holdco and (ii) Evite are excluded from these totals. See note 1 of the accompanying condensed consolidated financial statements for further information.

GCI, LLC’s borrowings under the margin loan, senior credit facility, and the subordinated revolving note with GCI Liberty carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, GCI, LLC expects to incorporate alternative reference rates when amending these facilities, as applicable.

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

At June 30, 2020, the fair value of the Company’s equity securities was $2.7 billion. Had the market price of such securities been 10% lower at June 30, 2020, the aggregate value of such securities would have been $273 million lower. At June 30, 2020, the fair value of our investment in Liberty Broadband was $5.3 billion. Had the market price of such security been 10% lower at June 30, 2020, the fair value of such security would have been $529 million lower.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 because of the material weakness in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Management has continued to monitor the implementation of the remediation plan described in the 2019 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2020, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2019 Form 10-K, the Company, with oversight from the Audit Committee of the Board of Directors of GCI Liberty, developed a plan to remediate the material weakness at GCI Holdings. The remediation actions included the following:

●	Continue to hire, train and retain individuals with appropriate skills and experience related to designing, operating and documenting internal control over financial reporting.
●	Communicate expectations, monitor for compliance with expectations, and hold individuals accountable for their roles related to internal control over financial reporting.
●	Design and implement a comprehensive and continuous risk assessment process to identify and assess financial statement risks and ensure that the financial reporting process and related internal controls are in place to respond to those risks.
●	Enhance the design of and implement additional process-level control activities and ensure they are properly evidenced and operating effectively.

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

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A. Risk Factors of its Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

GCI Liberty will incur direct and indirect costs as a result of the Combination.

GCI Liberty will incur substantial expenses in connection with and as a result of completing the Combination, including advisory, legal and other transaction costs, and, following the completion of the Combination, Liberty Broadband expects to incur additional expenses in connection with combining the companies. A majority of these costs have already been incurred or will be incurred regardless of whether the Combination is completed. Factors beyond GCI Liberty’s control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

The announcement and pendency of the Combination could divert the attention of management and cause disruptions in the businesses of GCI Liberty, which could have an adverse effect on the business and financial results of GCI Liberty.

Management of GCI Liberty may be required to divert a disproportionate amount of attention away from its day-to-day activities and operations, and devote time and effort to consummating the Combination.  The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the Combination.  These factors could adversely affect the financial position or results of operations of GCI Liberty, regardless of whether the Combination is completed.

GCI Liberty is subject to contractual restrictions while the Combination is pending, which could adversely affect its business and operations.

Under the terms of the merger agreement, GCI Liberty is subject to certain restrictions on the conduct of its business prior to completing the Combination which may adversely affect its and its subsidiaries’ ability to execute certain of its business strategies, maintain customers, or manage risks associated with its business, operations, technology, infrastructure or compliance functions, including the ability in certain cases to acquire or dispose of assets, incur indebtedness, incur capital expenditures, engage with regulators or settle actual or potential claims. Such limitations could adversely affect GCI Liberty prior to the completion of the Combination. These risks may be exacerbated by delays or other adverse developments with respect to the completion of the Combination.

The Combination is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Combination could have material adverse effects on GCI Liberty.

The completion of the Combination is subject to a number of conditions, including, among other things, receipt of the required Liberty Broadband and GCI Liberty stockholder approvals, including the affirmative vote of holders of a majority of the aggregate voting power of outstanding shares not owned by John C. Malone and certain other persons for each company. The failure to satisfy all of the required conditions could delay the completion of the Combination for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the closing of the Combination will be satisfied or (to the extent permitted by law and the merger agreement) waived or that the Combination will be completed. Also, subject to limited exceptions, either Liberty Broadband or GCI Liberty may

II-1

terminate the merger agreement if the Combination has not been completed by August 6, 2021, subject to possible extension as set forth in the merger agreement.

If the Combination is not completed, GCI Liberty may be materially adversely affected and, without realizing any of the benefits of having completed the Combination, and GCI Liberty will be subject to a number of risks, including the following:

●	the market price of GCI Liberty capital stock could decline;
●	GCI Liberty could owe a substantial termination fee to Liberty Broadband under certain circumstances;
●	if the merger agreement is terminated and the GCI Liberty board of directors seeks another business combination, GCI Liberty stockholders cannot be certain that GCI Liberty will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Liberty Broadband has agreed to in the merger agreement;
●	time and resources, financial and other, committed by GCI Liberty’s and its subsidiaries’ management to matters relating to the Combination could otherwise have been devoted to pursuing other beneficial opportunities;
●	GCI Liberty and its subsidiaries may experience negative reactions from the financial markets or from its customers, suppliers or employees; and
●	GCI Liberty will be required to pay its costs relating to the Combination, such as legal, accounting, financial advisory and printing fees, whether or not the Combination is completed.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of GCI, LLC and its Subsidiaries Net Assets and Net Earnings to GCI, LLC and its Restricted Subsidiaries Net Assets and Net Earnings*
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, LLC

Date: August 10, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chief Executive Officer and President

Date: August 10, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3