Form 10-Q
period 2020-09-30
GCI, LLC
filed 2020-11-05
CIK 75679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc.

GCI, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2020	2019
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$124,467	88,292
Trade and other receivables, net of allowance for doubtful accounts of $6,916 and $7,516, respectively	283,687	114,435
Other current assets	35,326	43,860
Total current assets	443,480	246,587
Investments in equity securities (note 3)	3,350,749	2,605,293
Investments in affiliates, accounted for using the equity method (note 4)	157,484	167,643
Investment in Liberty Broadband measured at fair value (note 4)	6,097,955	5,367,242
Property and equipment, net	1,045,585	1,090,901
Intangible assets not subject to amortization (note 5)
Goodwill	818,613	844,182
Cable certificates	305,000	305,000
Other	37,500	41,500
	1,161,113	1,190,682
Intangible assets subject to amortization, net (note 5)	356,327	391,979
Other assets, net	192,993	295,693
Total assets	$12,805,686	11,356,020

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2020	2019
	amounts in thousands
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$117,350	92,747
Deferred revenue	26,748	27,886
Current portion of debt (note 6)	3,131	3,008
Other current liabilities	81,011	66,016
Total current liabilities	228,240	189,657
Long-term debt, net (note 6)	2,599,521	2,604,371
Loans from GCI Liberty	133,005	117,462
Obligations under finance leases and tower obligations, excluding current portion	93,742	97,507
Long-term deferred revenue	48,724	57,986
Deferred income tax liabilities	1,964,300	1,578,643
Derivative instrument (note 2)	63,456	71,305
Other liabilities	116,303	133,020
Total liabilities	5,247,291	4,849,951
Equity
Member's equity:
Member's investment	3,348,068	3,311,400
Retained earnings	4,201,604	3,185,869
Total member's equity	7,549,672	6,497,269
Non-controlling interests	8,723	8,800
Total equity	7,558,395	6,506,069
Commitments and contingencies (note 8)
Total liabilities and equity	$12,805,686	11,356,020

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
Revenue	$246,892	227,044	707,511	662,346
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	69,561	72,637	210,062	209,962
Selling, general and administrative, including stock-based compensation (note 7)	106,153	93,369	288,063	302,985
Depreciation and amortization expense	60,688	66,466	184,856	200,035
Insurance proceeds and restructuring, net	—	(1,482)	—	236
	236,402	230,990	682,981	713,218
Operating income (loss)	10,490	(3,946)	24,530	(50,872)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(25,289)	(34,431)	(87,590)	(104,263)
Share of earnings (losses) of affiliates, net (note 4)	(9,035)	1,921	(7,504)	(2,443)
Realized and unrealized gains (losses) on financial instruments, net (note 2)	1,417,560	170,617	1,484,968	2,019,222
Other, net	(7,575)	(2,125)	(7,947)	8,420
	1,375,661	135,982	1,381,927	1,920,936
Earnings (loss) before income taxes	1,386,151	132,036	1,406,457	1,870,064
Income tax (expense) benefit	(379,188)	(31,396)	(387,817)	(511,101)
Net earnings (loss)	1,006,963	100,640	1,018,640	1,358,963
Less net earnings (loss) attributable to the non-controlling interests	(26)	(28)	(77)	(85)
Net earnings (loss) attributable to member	$1,006,989	100,668	1,018,717	1,359,048

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$1,018,640	1,358,963
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	184,856	200,035
Stock-based compensation expense	11,389	18,153
Share of (earnings) losses of affiliates, net	7,504	2,443
Realized and unrealized (gains) losses on financial instruments, net	(1,484,968)	(2,019,222)
Deferred income tax expense (benefit)	388,166	511,064
Other, net	9,275	(2,910)
Change in operating assets and liabilities:
Current and other assets	(55,800)	23,012
Payables and other liabilities	(1,361)	(33,109)
Net cash provided (used) by operating activities	77,701	58,429
Cash flows from investing activities:
Capital expended for property and equipment	(107,247)	(108,633)
Proceeds from derivative instrument	—	105,866
Settlement of derivative instrument	—	(105,866)
Other investing activities, net	25,634	6,340
Net cash provided (used) by investing activities	(81,613)	(102,293)
Cash flows from financing activities:
Borrowings from GCI Liberty	30,130	4,000
Borrowings of debt	—	325,000
Repayment of debt, finance leases and tower obligations	(6,596)	(334,275)
Contributions from (distributions to) member	13,588	10,825
Other financing activities, net	(3,489)	(9,499)
Net cash provided (used) by financing activities	33,633	(3,949)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,721	(47,813)
Cash, cash equivalents and restricted cash at beginning of period	94,922	171,516
Cash, cash equivalents and restricted cash at end of period	$124,643	123,703

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	September 30,	December 31,
	2020	2019
	amounts in thousands
Cash and cash equivalents	$124,467	88,292
Restricted cash included in other current assets	176	6,630
Total cash and cash equivalents and restricted cash at end of period	$124,643	94,922

See accompanying notes to condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

			Non-controlling
	Member's	Retained	interest in equity	Total
	Investment	earnings	of subsidiaries	equity

	amounts in thousands
Balances at January 1, 2020	$3,311,400	3,185,869	8,800	6,506,069
Net earnings (loss)	—	1,018,717	(77)	1,018,640
Stock-based compensation	11,477	—	—	11,477
Contributions from (distributions to) member, net	27,053	—	—	27,053
Other	(1,862)	(2,982)	—	(4,844)
Balances at September 30, 2020	$3,348,068	4,201,604	8,723	7,558,395

			Non-controlling
	Member's	Retained	interest in equity	Total
	Investment	earnings	of subsidiaries	equity

	amounts in thousands
Balances at July 1, 2020	$3,325,119	3,194,616	8,749	6,528,484
Net earnings (loss)	—	1,006,989	(26)	1,006,963
Stock-based compensation	4,822	—	—	4,822
Contributions from (distributions to) member, net	18,682	—	—	18,682
Other	(555)	(1)	—	(556)
Balances at September 30, 2020	$3,348,068	4,201,604	8,723	7,558,395

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (continued)

(Unaudited)

			Non-controlling
	Member's	Retained	interest in equity	Total
	Investment	earnings	of subsidiaries	equity

	amounts in thousands
Balances at January 1, 2019	$3,478,744	999,706	9,567	4,488,017
Net earnings (loss)	—	1,359,048	(85)	1,358,963
Stock-based compensation	19,539	—	—	19,539
Contributions from (distributions to) member, net	11,247	—	—	11,247
Other	(3,486)	(4)	—	(3,490)
Balances at September 30, 2019	$3,506,044	2,358,750	9,482	5,874,276

			Non-controlling
	Member's	Retained	interest in equity	Total
	Investment	earnings	of subsidiaries	equity

	amounts in thousands
Balances at July 1, 2019	$3,495,633	2,258,081	9,510	5,763,224
Net earnings (loss)	—	100,668	(28)	100,640
Stock-based compensation	5,775	—	—	5,775
Contributions from (distributions to) member, net	4,706	—	—	4,706
Other	(70)	1	—	(69)
Balances at September 30, 2019	$3,506,044	2,358,750	9,482	5,874,276

See accompanying notes to interim condensed consolidated financial statements.

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of GCI, LLC and its controlled subsidiaries, as well as other equity securities and equity method investments (collectively, the “Company”, “us”, “we” and “our”). GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc. (“GCI Liberty”). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. GCI, LLC is made up of its wholly-owned subsidiary, GCI Holdings, LLC (“GCI Holdings”), a controlling interest in Evite, Inc. (“Evite”) until Evite was sold on September 14, 2020 and non-controlling interests in Liberty Broadband Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. ("LendingTree"). The sale of Evite did not have a material impact to the Company’s financial results.  These assets (other than GCI Holdings) were contributed by Liberty Interactive Corporation, now known as Qurate Retail, Inc. ("Qurate Retail"), in exchange for, among other things, a controlling interest in GCI Liberty, which was subsequently split-off (the "Holdco Split-Off").

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

COVID-19 has not had a material impact on GCI, LLC’s operating results for the three and nine months ended September 30, 2020, however, management has increased certain estimates, including but not limited to, allowance for doubtful accounts. Other than these changes, the Company is not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update the Company’s estimates or judgments or revise the carrying value of its assets or liabilities. The Company’s estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to the Company’s financial statements.

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

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Broadband Holdco, LLC ("Broadband Holdco"), a wholly-owned subsidiary of GCI, LLC, entered into a Master Revolving Subordinated Promissory Note with GCI Liberty where it may borrow up to $500.0 million on a revolving basis (the "Subordinated Revolving Note"). The interest rate on the Subordinated Revolving Note is the applicable interest rate on the Margin Loan Facility (as defined in note 6). The Subordinated Revolving Note had an outstanding balance of $133.0 million and $105.4 million as of September 30, 2020 and December 31, 2019, respectively, and matures on the one year anniversary of the date that the Margin Loan Facility is paid in full.

Evite had entered into a master promissory note with GCI Liberty where it could borrow up to $17.5 million on a revolving basis.  The outstanding balance of $17.5 million was forgiven when Evite was sold. The master promissory note had a fixed interest rate of 3.0% and an outstanding balance of $12.1 million as of December 31, 2019.

On August 6, 2020, GCI Liberty and Liberty Broadband entered into a definitive merger agreement under which Liberty Broadband agreed to acquire all of the outstanding shares of GCI Liberty in a stock-for-stock merger (the “Combination”).  Under the terms of the merger agreement each holder of Series A and B common stock of GCI Liberty will receive 0.58 of a share of Series C common stock and Series B common stock, respectively, of Liberty Broadband. Additionally, holders of a share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty will receive one share of Series A Cumulative Redeemable Preferred Stock with mirror terms to be issued by Liberty Broadband.  The Combination was recommended to GCI Liberty’s Board of Directors for approval by a special committee composed solely of independent, disinterested directors and advised by independent financial and legal advisors.  The closing of the Combination is subject to certain customary conditions, including: (i) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the GCI Liberty outstanding stock entitled to vote thereon not owned by John C. Malone and certain other persons, (ii) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the Liberty Broadband outstanding stock entitled to vote thereon not owned by John C. Malone and certain other persons, (iii) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the GCI Liberty outstanding stock entitled to vote thereon, (iv) approval of the Liberty Broadband stock issuance by holders of a majority of the aggregate voting power of the Liberty Broadband outstanding stock present in person or by proxy at the stockholder meeting and entitled to vote thereon and (v) the receipt of any applicable regulatory approvals.  GCI Liberty and Liberty Broadband expect the Combination to close no later than the first quarter of 2021, subject to potential COVID-19 related delays.

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

Liberty Media is a related party of GCI, LLC for accounting purposes as a result of the services agreement. Under these agreements, approximately $2.0 million and $2.3 million was reimbursable to Liberty Media for the three months ended September 30, 2020 and 2019, respectively, and $6.1 million and $6.8 million was reimbursable to Liberty Media for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2020			December 31, 2019
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in thousands
Cash equivalents	$17,800	17,800	—	54,552	54,552	—
Equity securities	$3,345,464	3,345,464	—	2,600,008	2,600,008	—
Investment in Liberty Broadband	$6,097,955	6,097,955	—	5,367,242	5,367,242	—
Derivative instrument liability	$63,456	—	63,456	71,305	—	71,305

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

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
Equity securities	$612,465	90,770	746,406	683,808
Investment in Liberty Broadband	807,114	19,207	730,713	1,393,135
Derivative instruments	(2,019)	60,640	7,849	(57,721)
	$1,417,560	170,617	1,484,968	2,019,222

(3) Investments in Equity Securities

Investments in equity securities, the majority of which are carried at fair value, are summarized as follows:

	September 30,	December 31,
	2020	2019
	amounts in thousands
Charter (a)	$3,345,464	2,599,253
Other investments (b)	5,285	6,040
	$3,350,749	2,605,293
(a)	A portion of the Charter equity securities are considered covered shares and subject to certain contractual restrictions in accordance with the indemnification agreement entered into by GCI Liberty. Pursuant to the indemnification agreement, GCI Liberty has agreed to indemnify Liberty Interactive LLC ("LI LLC") for certain payments made to a holder of LI LLC 1.75% exchangeable debentures due 2046.
(b)	The Company has elected the measurement alternative for a portion of these securities where the fair value is not readily determinable.

(4) Investments in Affiliates Accounted for Using the Equity Method

The Company has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2020 and the carrying amount at December 31, 2019:

	September 30, 2020			December 31, 2019
	Percentage	Market	Carrying	Carrying
	ownership	value	amount	amount

	dollars in thousands
LendingTree (a)	26.3%	$1,056,926	$156,627	166,465
Other	various	NA	857	1,178
			$157,484	167,643
(a)	Both the Company's ownership interest in LendingTree and the Company's share of LendingTree's earnings (losses) are reported on a three month lag. The market value disclosed is as of September 30, 2020.

The Company’s share of LendingTree’s earnings (losses) were losses of $9.1 million and earnings of $2.0 million for the three months ended September 30, 2020 and 2019, respectively. The Company's share of LendingTree's earnings

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(losses) were losses of $7.3 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Investment in Liberty Broadband

As of September 30, 2020, the Company has a 23.7% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management between Liberty Broadband and GCI Liberty, the Company has been deemed to have significant influence over Liberty Broadband for accounting purposes, even though the Company does not have any voting rights. The Company has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that investors value this investment based on the trading price of Liberty Broadband. The Company recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the accompanying condensed consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	September 30,	December 31,
	2020	2019
	amounts in thousands
Current assets	$402,492	52,133
Investment in Charter, accounted for using the equity method	12,450,425	12,194,674
Other assets	8,772	9,535
Total assets	12,861,689	12,256,342
Long-term debt	1,318,664	572,944
Deferred income tax liabilities	1,036,672	999,757
Other liabilities	19,103	15,695
Equity	10,487,250	10,667,946
Total liabilities and shareholders' equity	$12,861,689	12,256,342

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
Revenue	$4,219	3,713	12,437	10,918
Operating expenses, net	(20,547)	(11,301)	(45,872)	(31,873)
Operating income (loss)	(16,328)	(7,588)	(33,435)	(20,955)
Share of earnings (losses) of affiliates	188,586	61,633	408,396	141,882
Gain (loss) on dilution of investment in affiliate	(35,284)	(11,219)	(140,610)	(68,944)
Realized and unrealized gains (losses) on financial instruments, net	(39,324)	(433)	(39,324)	(433)
Other income (expense), net	(3,711)	(5,773)	(14,512)	(17,829)
Income tax benefit (expense)	(24,979)	(9,124)	(47,183)	(8,474)
Net earnings (loss)	$68,960	27,496	133,332	25,247
(1)
(2)

(5) Intangible Assets

Intangible Assets Not Subject to Amortization

The sale of Evite, as discussed in note 1 of the accompanying condensed consolidated financial statements, resulted in a reduction to Goodwill of $25.6 million and a reduction in Other intangible assets not subject to amortization related to tradenames of $4.0 million.

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible Assets Subject to Amortization

	September 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in thousands
Customer relationships	$385,000	(97,438)	287,562	408,267	(95,167)	313,100
Other amortizable intangibles	119,707	(50,942)	68,765	139,721	(60,842)	78,879
Total	$504,707	(148,380)	356,327	547,988	(156,009)	391,979

Amortization expense for intangible assets with finite useful lives was $13.9 million and $15.2 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense for intangible assets with finite useful lives was $41.9 million and $46.5 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Remainder of 2020	$12,155
2021	$45,714
2022	$40,508
2023	$36,079
2024	$31,691
(3)

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	September 30,	September 30,	December 31,
	2020	2020	2019
	amounts in thousands
Margin Loan Facility	$1,300,000	1,300,000	1,300,000
Senior notes	775,000	793,524	796,138
Senior credit facility	510,822	510,822	512,666
Wells Fargo note payable	6,608	6,608	7,066
Deferred financing costs	—	(8,302)	(8,491)
Total debt	$2,592,430	2,602,652	2,607,379
Debt classified as current		(3,131)	(3,008)
Total long-term debt		$2,599,521	2,604,371

Margin Loan

On August 12, 2020, Broadband Holdco entered into Amendment No. 3 to the Margin Loan Agreement, which amends the original margin loan agreement, dated December 29, 2017 (as amended by that certain Amendment No. 1 to Margin Loan Agreement, dated as of October 5, 2018, and as further amended by that certain Amendment No. 2 to Margin Loan Agreement and Amendment No. 1 to Collateral Account Control Agreement, dated as of November 25, 2019, the “Existing Margin Loan Agreement”, and the Existing Margin Loan Agreement as amended by the Third Amendment, the “Margin Loan Agreement”). Pursuant to Amendment No. 3, lenders have agreed to, among other things, extend the maturity date of the Margin Loan Agreement to August 24, 2022. This facility provides a delayed draw term loan facility of $300.0 million (“Delayed Draw Term Loan Facility”), a revolving credit facility in an aggregate principal amount of up to $200.0 million (the “Revolving Credit Facility”) and a separate term loan facility in an aggregate amount of $800.0

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

million (the “Initial Term Loan Facility”; the Delayed Draw Term Loan Facility, the Revolving Credit Facility and the Initial Term Loan Facility, collectively, the “Margin Loan Facilities” and the loans extended thereunder, the “Loans”). The Loans will mature on August 24, 2022 (the “Maturity Date”) and accrue interest at a rate equal to the 3-month LIBOR rate plus a per annum spread of 1.85%, subject to certain conditions and exceptions. The Margin Loan Agreement also provides for customary LIBOR replacement provisions. Undrawn revolving commitments shall be available to Broadband Holdco from August 12, 2020 to but excluding the earlier of (i) the date that is one month prior to the Maturity Date and (ii) the date of the termination of such revolving commitments pursuant to the terms of the Margin Loan Agreement. The obligations under the Margin Loan Facility are secured by first priority liens on the shares of Liberty Broadband owned by Broadband Holdco and certain other cash collateral provided by Broadband Holdco. 42,681,842 shares of Liberty Broadband Series C common stock with a value of $6.1 billion were pledged by Broadband Holdco as collateral for the Loans as of September 30, 2020.

On December 27, 2019, Broadband Holdco borrowed $100.0 million under the Revolving Credit Facility and $300.0 million under the Delayed Draw Term Loan Facility. As of September 30, 2020, $1,300.0 million in borrowings were outstanding under the Margin Loan Facility.

Senior Notes

On June 6, 2019, GCI, LLC issued $325.0 million of 6.625% Senior Notes due 2024 at par ("2024 Notes"). The 2024 Notes are unsecured and the net proceeds were used to fund the redemption of $325.0 million aggregate outstanding principal amount of GCI, LLC’s 6.75% Senior Notes due 2021. Interest on the 2024 Notes and GCI, LLC’s 6.875% Senior Notes due 2025 (the “2025 Notes” and collectively, the “Senior Notes”), is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $18.5 million at September 30, 2020. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

On October 7, 2020, GCI, LLC issued $600.0 million of 4.750% senior notes due 2028 (the “2028 Notes”).  The 2028 Notes are unsecured and the net proceeds of the offering, together with cash on hand and net proceeds from incremental borrowings under the Senior Credit Facility (as defined below), were used to fund the redemption of all $450 million aggregate outstanding principal amount of the 2025 Notes and the redemption of all $325 million aggregate outstanding principal amount of the 2024 Notes on October 14, 2020 and October 23, 2020, respectively.

Senior Credit Facility

On December 27, 2018, GCI, LLC amended and restated the Fifth Amended and Restated Credit Agreement dated as of March 9, 2018 and refinanced the revolving credit facility and term loan A with a new revolving credit facility, leaving the existing Term Loan B in place (the "Senior Credit Facility"). The Senior Credit Facility provides a $240.7 million term loan B ("Term Loan B") and a $550.0 million revolving credit facility (see below for amendment information subsequent to September 30, 2020). GCI Liberty contributed $50.0 million to GCI Holdings in connection with the refinancing of the Senior Credit Facility in 2018.

GCI, LLC’s Senior Credit Facility Total Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 6.50 to 1.00 and the Secured Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 4.00 to 1.00.

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

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2020, there was $235.8 million outstanding under the Term Loan B, $275.0 million outstanding under the revolving portion of the Senior Credit Facility and $4.0 million in letters of credit under the Senior Credit Facility, leaving $271.0 million available for borrowing.

On October 15, 2020, GCI, LLC amended the Senior Credit Facility to, among other things, extend the maturity dates of the borrowings and commitments under the revolving credit facility and the Term Loan B and increase the aggregate principal amount of the Term Loan B to $400.0 million (the “Amended Credit Facilities”). The Amended Credit Facilities include a $550 million revolving credit facility, with a $25 million sub-limit for standby letters of credit, and a $400 million Term Loan B. The borrowings under the Amended Credit Facilities bear interest at either the alternate base rate or LIBOR (based on an interest period selected by GCI, LLC of one month, two months, three months or six months) at the election of GCI, LLC in each case plus a margin. The revolving credit facility borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Term Loan B borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin of 1.75%. Term Loan B borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin of 2.75% with a LIBOR floor of 0.75%.

The borrowings under the revolving credit facility and the Term Loan B under the Amended Credit Facilities are scheduled to mature on October 15, 2025; provided that, if the Term Loan B is not refinanced or repaid in full prior to April 15, 2025, then the borrowings under the revolving credit facility will mature on April 15, 2025.

Incremental borrowings under the revolving credit facility and the Term Loan B were used, along with cash on hand, to redeem all $325 million aggregate outstanding principal amount of the 2024 Notes.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. GCI, LLC is in compliance with all debt maintenance covenants as of September 30, 2020.

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Debt

The fair value of the Senior Notes was $814.7 million at September 30, 2020.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at September 30, 2020.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $4.5 million and $5.8 million of stock-based compensation during the three months ended September 30, 2020 and 2019, respectively, and $11.4 million and $18.2 million during the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, and in connection with GCI Liberty’s CEO’s new employment agreement, GCI Liberty granted to its CEO 359 thousand options to purchase shares of GCI Liberty Series A common stock as part of GCI Liberty’s CEO’s upfront term award detailed in his employment agreement. Such options had a GDFV of $16.60 per share and vest on December 31, 2023. Also during the nine months ended September 30, 2020, GCI Liberty granted to its CEO 148 thousand options to purchase shares of GCI Liberty Series A common stock in conjunction with its CEO’s annual awards as detailed in his employment agreement. Such options had a GDFV of $13.21 per share and vest on December 31, 2020.

Also during the nine months ended September 30, 2020, GCI Liberty granted 3 thousand time-based RSUs of GCI Liberty Series A common stock to its CEO. The RSUs had a GDFV of $59.80 per share and cliff vest on December 10, 2020.  This RSU grant was issued in lieu of GCI Liberty’s CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he has waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.

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

	Series A
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	604	$48.67
Granted	528	$67.49
Exercised	(98)	$44.52
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2020	1,034	$58.67	5.1	years	$24
Exercisable at September 30, 2020	328	$47.09	3.5	years	$11

There were no changes to outstanding options of GCI Liberty Series B common stock during the nine months ended September 30, 2020.

As of September 30, 2020, the total unrecognized compensation cost related to unvested options and RSA/RSUs was approximately $7.0 million and $13.0 million, respectively. Such amounts will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.6 years and 1.9 years, respectively.

As of September 30, 2020, GCI Liberty had 427 thousand RSUs outstanding.

As of September 30, 2020, GCI Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.0 million shares of GCI Liberty Series A common stock and 1.2 million shares of GCI Liberty Series B common stock.

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

For the three and nine months ended September 30, 2020, the Company has identified the following subsidiary as a reportable segment:

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

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$31,334	29,509	89,598	84,506
Data	47,852	42,920	137,562	125,555
Video	23,927	21,194	65,141	63,255
Voice	3,654	4,051	11,169	12,833
Business Revenue
Wireless	20,019	20,060	58,873	57,837
Data	89,549	69,960	245,871	201,803
Video	2,277	4,115	10,726	11,928
Voice	6,614	6,747	20,077	19,587
Lease, grant, and subsidies revenue	19,040	22,472	59,391	67,914
Total GCI Holdings	244,266	221,028	698,408	645,218
Corporate and other	2,626	6,016	9,103	17,128
Total	$246,892	227,044	707,511	662,346

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liberty Broadband revenue totaled $4.2 million and $3.7 million for the three months ended September 30, 2020 and 2019, respectively and $12.4 million and $10.9 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company had gross receivables of $329.6 million and deferred revenue of $36.5 million at September 30, 2020 from contracts with customers, which amounts exclude receivables and deferred revenue arising from leases, grants, and subsidies. Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three and nine months ended September 30, 2020 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $80.0 million in the remainder of 2020, $250.6 million in 2021, $157.3 million in 2022, $59.0 million in 2023 and $72.1 million in 2024 and thereafter.

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

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
GCI Holdings	$91,617	71,960	256,057	182,552
Liberty Broadband	(14,270)	(4,586)	(26,658)	(11,877)
Corporate and other	(15,918)	(5,154)	(35,282)	(15,000)
	61,429	62,220	194,117	155,675
Eliminate Liberty Broadband	14,270	4,586	26,658	11,877
	$75,699	66,806	220,775	167,552

GCI, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Information

	September 30, 2020
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in thousands
GCI Holdings	$3,184,250	528	106,370
Liberty Broadband	12,861,689	12,450,425	42
Corporate and other	9,621,436	156,956	877
	25,667,375	12,607,909	107,289
Eliminate Liberty Broadband	(12,861,689)	(12,450,425)	(42)
Consolidated	$12,805,686	157,484	107,247

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
Adjusted OIBDA	$75,699	66,806	220,775	167,552
Stock‑based compensation	(4,521)	(5,768)	(11,389)	(18,153)
Depreciation and amortization	(60,688)	(66,466)	(184,856)	(200,035)
Insurance proceeds and restructuring, net	—	1,482	—	(236)
Operating income (loss)	10,490	(3,946)	24,530	(50,872)
Interest expense	(25,289)	(34,431)	(87,590)	(104,263)
Share of earnings (loss) of affiliates, net	(9,035)	1,921	(7,504)	(2,443)
Realized and unrealized gains (losses) on financial instruments, net	1,417,560	170,617	1,484,968	2,019,222
Other, net	(7,575)	(2,125)	(7,947)	8,420
Earnings (loss) before income taxes	$1,386,151	132,036	1,406,457	1,870,064

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

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and this Quarterly Report on Form 10-Q. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying condensed consolidated financial statements include the accounts of GCI, LLC and its controlled subsidiaries, as well as other equity securities and equity method investments (collectively, the “Company”, “us”, “we” and “our”). GCI, LLC is a wholly-owned subsidiary of GCI Liberty, Inc. (“GCI Liberty”). GCI, LLC is made up of its wholly-owned subsidiary, GCI Holdings, LLC (“GCI Holdings”), a controlling interest in Evite, Inc. (“Evite”) until Evite was sold on September 14, 2020 and non-controlling interests in Liberty Broadband Corporation ("Liberty Broadband"), Charter Communications, Inc. ("Charter"), and LendingTree, Inc. These assets (other than GCI Holdings) were contributed by Liberty Interactive Corporation, now known as Qurate Retail, Inc., in exchange for, among other things, a controlling interest in GCI Liberty, which was subsequently split-off.

On August 6, 2020, GCI Liberty and Liberty Broadband entered into a definitive merger agreement under which Liberty Broadband agreed to acquire all of the outstanding shares of GCI Liberty in a stock-for-stock merger (the “Combination”).  Under the terms of the merger agreement each holder of Series A and B common stock of GCI Liberty will receive 0.58 of a share of Series C common stock and Series B common stock, respectively, of Liberty Broadband.  Additionally, holders of a share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty will receive one share of Series A Cumulative Redeemable Preferred Stock with mirror terms to be issued by Liberty Broadband.  The Combination was recommended to GCI Liberty’s Board of Directors for approval by a special committee composed solely of independent, disinterested directors and advised by independent financial and legal advisors.  The closing of the Combination is subject to certain customary conditions, including: (i) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the GCI Liberty outstanding stock entitled to vote thereon not owned by John C. Malone and certain other persons, (ii) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the Liberty Broadband outstanding stock entitled to vote thereon not owned by John C. Malone and certain other persons, (iii) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the GCI Liberty outstanding stock entitled to vote thereon, (iv) approval of the Liberty Broadband stock issuance by holders of a majority of the aggregate voting power of the Liberty Broadband outstanding stock present in person or by proxy at the stockholder meeting and entitled to vote thereon and (v) the receipt of any applicable regulatory approvals.  GCI Liberty and Liberty Broadband expect the Combination to close no later than the first quarter of 2021, subject to potential COVID-19 related delays.

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

As the COVID-19 pandemic develops and significantly impacts Alaska, GCI Holdings has continued to deliver services uninterrupted by the pandemic and expects to be able to continue to respond to the increase in network activity. The majority of GCI Holdings’ workforce has transitioned to working at home full time and it expects to keep those employees working from home through early next year.

The State of Alaska has placed restrictions on public utilities, such as GCI Holdings, from charging late fees or disconnecting service from residential customers who are experiencing financial hardship as a result of the COVID-19 crisis. These state-level restrictions will remain in place until November 15, 2020. As a major provider of Internet services in Alaska, GCI Holdings believes it plays an instrumental role in enabling social distancing through telecommuting and e-learning across the state and remains focused on its service to customers, as well as the health and safety of its employees and customers.

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

The Alaska economy was in a recession that started in late 2015. At the end of 2019, the Alaska economy showed signs of emerging from this recession, however, the recession has continued as a result of the COVID-19 pandemic and continued low oil prices. While it is difficult for GCI Holdings to predict the future impact of a renewed or continuing recession on its business, these conditions have had an adverse impact on its business and could continue to adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. Additionally, GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. If that were to occur, GCI Holdings could be required to increase its allowance for doubtful accounts, and the number of days outstanding for its accounts receivable could increase. If the recession continues, it could continue to negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt and pay other obligations.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company. As of September 30, 2020, the Company had net accounts receivable from the RHC Program of approximately $32 million, which is included within Other assets, net and approximately $175 million, which is included within Trade and other receivables in the condensed consolidated balance sheets.

The Company disclosed the following items related to GCI Holdings’ involvement in the RHC Program in its Annual Report on Form 10-K for the year ended December 31, 2019:

●	The FCC reduced the rates charged to RHC customers by approximately 26%.
●	The FCC increased the RHC Program funding cap for multiple funding years.
●	GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC (the “Enforcement Bureau”) in March 2018.
●	GCI Holdings received multiple funding denial notices from Universal Service Administrative Company ("USAC") which originally denied the RHC funding requests that had been submitted by a rural health customer.
●	The FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved.
●	GCI Holdings became aware of potential RHC Program compliance issues related to certain of its currently active and expired contracts with certain of its RHC customers.

The Company has additional significant information regarding the (i) rates charged to RHC customers, (ii) RHC Program funding cap, (iii) multiple funding denial notices that were received, (iv) additional inquiries from the Enforcement Bureau related to the original letter of inquiry received in March 2018, and (v) the FCC order adopting changes to the RHC Program.

On October 20, 2020, the Wireline Competition Bureau of the FCC issued two separate letters approving the cost-based rural rates GCI Holdings applied when recognizing revenue for services provided to its RHC customers for the funding years that ended on June 30, 2019 and June 30, 2020. In consideration of receiving these letters, we anticipate that we will collect approximately $175 million in accounts receivable related to these two funding years within one year and historical experience would lead us to believe collection will likely occur within three to six months from the date of receipt of the letters.

On October 19, 2020, the FCC issued an order stating that total RHC Program demand for the funding year that will end June 30, 2021 is less than available program funding and, further, waiving the yearly sub-cap for upfront and multi-year payments to ensure that no RHC Program requests are subject to prioritized or pro rata reductions based on the annual caps.

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

On August 20, 2019, the FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved. Some of these changes will become effective beginning with the funding year ending June 30, 2021, while others will apply beginning with the funding year ending June 30, 2022. On October 21, 2019, GCI Holdings appealed the order to the United States Court of Appeals for the District of Columbia Circuit. On December 6, 2019, that appeal was held in abeyance for nine months due to pending Petitions for Reconsideration filed by other parties at the FCC, and on September 25, 2020, the period of abeyance was extended through March 8, 2021. At the direction of the FCC, USAC has released a database that purports to determine a median rate which will cap the amount of support available for each service sold under the program, starting in the funding year ending June 30, 2022.  On September 30, 2020, USAC released a refreshed version of the database incorporating limited changes submitted by interested parties.  GCI Holdings anticipates pursuing a cost-based waiver to support rates charged for numerous services sold under the program.  The waiver process is not yet fully developed and it is uncertain what the outcome of GCI Holdings’ cost-based waiver request will be.  In addition, on July 30, 2020, GCI Holdings filed an administrative appeal of certain parameters prescribed for the USAC database by the FCC’s Wireline Competition Bureau, and anticipates filing an additional administrative appeal related to the September 30, 2020 refreshed USAC database. Because the outcome of GCI Holdings’ administrative appeals and anticipated waiver request remain undetermined, GCI Holdings cannot assess at this time the impact that these changes adopted by the FCC will have on funding.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
Revenue
GCI Holdings	$244,266	221,028	698,408	645,218
Corporate and other	2,626	6,016	9,103	17,128
Consolidated	$246,892	227,044	707,511	662,346

Operating Income (Loss)
GCI Holdings	$28,048	3,663	66,040	(27,516)
Corporate and other	(17,558)	(7,609)	(41,510)	(23,356)
Consolidated	$10,490	(3,946)	24,530	(50,872)

Adjusted OIBDA
GCI Holdings	$91,617	71,960	256,057	182,552
Corporate and other	(15,918)	(5,154)	(35,282)	(15,000)
Consolidated	$75,699	66,806	220,775	167,552

Revenue. Our consolidated revenue increased $19.8 million and $45.2 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases in revenue for the three and nine month periods were primarily due to increases of $23.2 million and $53.2 million, respectively, at GCI Holdings. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss). Our consolidated operating income increased $14.4 million and $75.4 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases in operating income for the three and nine month periods were primarily due to increases of $24.4 million and $93.6 million, respectively, at GCI Holdings. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating losses for Corporate and other increased $9.9 million and $18.2 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year, due to increased professional service fees at the corporate level related to the Combination, as well as increased operating losses at certain of our subsidiaries.

Stock-based compensation. Stock based compensation includes compensation related to restricted shares of GCI Liberty’s common stock and preferred stock, restricted stock units with respect to GCI Liberty’s common stock, and options to purchase shares of GCI Liberty’s common stock granted to certain of the Company’s directors, employees, and employees of its subsidiaries. The decreases in stock-based compensation of $1.2 million and $6.8 million for the three and nine months ended September 30, 2020, respectively, were primarily due to decreases in stock compensation at GCI Holdings of $0.7 million and $5.1 million for the three and nine month periods, respectively. As of September 30, 2020, the total unrecognized compensation cost related to unvested options and RSAs was approximately $7.0 million and $13.0 million, respectively. Such amounts will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.6 years and 1.9 years, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
Operating income (loss)	$10,490	(3,946)	24,530	(50,872)
Depreciation and amortization	60,688	66,466	184,856	200,035
Stock-based compensation	4,521	5,768	11,389	18,153
Insurance proceeds and restructuring, net	—	(1,482)	—	236
Adjusted OIBDA	$75,699	66,806	220,775	167,552

Consolidated Adjusted OIBDA increased $8.9 million and $53.2 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases for the three and nine month periods were primarily due to increases in revenue and, for the nine months ended September 30, 2020, decreases in selling, general and administrative expenses at GCI Holdings. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
Interest expense
GCI Holdings	$(17,074)	(22,765)	(53,244)	(68,248)
Corporate and other	(8,215)	(11,666)	(34,346)	(36,015)
Consolidated	$(25,289)	(34,431)	(87,590)	(104,263)

Share of earnings (losses) of affiliates, net
GCI Holdings	$53	(28)	(57)	(139)
Corporate and other	(9,088)	1,949	(7,447)	(2,304)
Consolidated	$(9,035)	1,921	(7,504)	(2,443)

Realized and unrealized gains (losses) on financial instruments, net
GCI Holdings	$—	—	—	1,669
Corporate and other	1,417,560	170,617	1,484,968	2,017,553
Consolidated	$1,417,560	170,617	1,484,968	2,019,222

Other, net
GCI Holdings	$16,089	319	17,532	13,081
Corporate and other	(23,664)	(2,444)	(25,479)	(4,661)
Consolidated	$(7,575)	(2,125)	(7,947)	8,420

Interest Expense. Consolidated interest expense decreased $9.1 million and $16.7 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to lower amounts outstanding on the Senior Credit Facility (as defined in note 6 of the accompanying condensed consolidated financial statements), as well as lower interest rates. This decrease was partially offset by increased amounts outstanding under the Margin Loan Facility (as defined in note 6 of the accompanying condensed consolidated financial statements).

Share of earnings (losses) of affiliates, net. Share of earnings (losses) of affiliates, net decreased $11.0 million and $5.1 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year due to an increase in losses by our affiliates.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
Equity securities	$612,465	90,770	746,406	683,808
Investment in Liberty Broadband	807,114	19,207	730,713	1,393,135
Derivative instruments	(2,019)	60,640	7,849	(57,721)
	$1,417,560	170,617	1,484,968	2,019,222

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The increase for the three months ended September 30, 2020 as compared to the corresponding period in the prior year was primarily driven by increases in the unrealized gains for our investment in Liberty Broadband and Charter.  The decrease for the nine months ended September 30, 2020 as compared to the corresponding period in the prior year was primarily driven by a decrease in the unrealized gain for our investment in Liberty Broadband.

Other, net. The change in Other, net at GCI Holdings for the three months ended September 30, 2020 was primarily due to a gain on sale of certain assets of $15.4 million. The change in Other, net for GCI Holdings for the nine months ended September 30, 2020 was primarily due to a gain on sale of certain assets of $15.4 million, compared to $10.7 million of gain related to a finance lease amendment and a premium write-off in the second quarter of 2019.  The change in Other, net at Corporate and other for the three and nine months ended September 30, 2020 was primarily due to the loss on the sale of Evite of $23.0 million.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
Earnings (loss) before income taxes	$1,386,151	132,036	1,406,457	1,870,064
Income tax (expense) benefit	(379,188)	(31,396)	(387,817)	(511,101)
Effective income tax rate	27%	24%	28%	27%

For the three and nine months ended September 30, 2020 and 2019, the Company recognized income tax expense in excess of expected federal tax expense, primarily due to state income tax expense.

Net earnings (loss). The Company had net earnings of $1,007.0 million and $100.6 million for the three months ended September 30, 2020 and 2019, respectively. The Company had net earnings of $1,018.6 million and $1,359.0 million for the nine months ended September 30, 2020 and 2019, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

As of September 30, 2020, substantially all of the Company’s cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of September 30, 2020, the Company had a cash and cash equivalents balance of $124.5 million.

	Nine months ended
	September 30,
	2020	2019
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$77,701	58,429
Net cash provided (used) by investing activities	(81,613)	(102,293)
Net cash provided (used) by financing activities	33,633	(3,949)
	$29,721	(47,813)

During both the nine months ended September 30, 2020 and 2019, the Company’s primary use of cash was capital expenditures.  The Company’s significant recurring investing activity has been capital expenditures and is expected to continue in the future. A significant portion of our capital expenditures are based on the level of customer growth and updated technology. The Company’s primary sources of cash included cash from operations and cash on hand, as well as borrowings from GCI Liberty.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt depending on various factors, such as market conditions.

The projected uses of the Company’s cash for the remainder of 2020 are capital expenditures of approximately $35 million, approximately $35 million for interest payments on outstanding debt and potential additional investments in existing or new businesses.

Exhibit 99.1 shows the net assets and net earnings of GCI, LLC and its Restricted Subsidiaries under and as defined in its bond indentures.

Results of Operations - GCI Holdings, LLC

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings as of September 30, 2020 and 2019.

	September 30,
	2020	2019
Consumer
Wireless:
Revenue generating wireless lines in service[1]	179,600	180,100
Non-revenue generating wireless lines in service[2]	2,700	8,300
Wireless lines in service	182,300	188,400
Data:
Revenue generating cable modem subscribers[3]	138,200	124,600
Non-revenue generating cable modem subscribers[4]	—	—
Cable modem subscribers	138,200	124,600
Video:
Basic subscribers[5]	76,000	82,200
Homes passed[6]	253,400	253,400
Voice:
Total local access lines in service[7]	37,300	40,800
Business
Wireless:
Revenue generating wireless lines in service[1]	25,200	21,100
Data:
Revenue generating cable modem subscribers[3]	12,800	9,000
Voice:
Total local access lines in service[7]	33,400	34,800

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

6 A home passed is defined as a dwelling unit that can be connected to GCI Holdings’ network without the need of otherwise extending its network.

7A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

GCI Holdings’ operating results for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
Revenue	$244,266	221,028	698,408	645,218
Operating expenses (excluding stock-based compensation included below):
Operating expense	(67,053)	(67,722)	(198,873)	(195,666)
Selling, general and administrative expenses	(85,596)	(81,346)	(243,478)	(267,000)
Adjusted OIBDA	91,617	71,960	256,057	182,552
Stock-based compensation	(3,285)	(4,017)	(6,829)	(11,940)
Insurance proceeds and restructuring, net	—	1,482	—	(236)
Depreciation and amortization	(60,284)	(65,762)	(183,188)	(197,892)
Operating income (loss)	$28,048	3,663	66,040	(27,516)

Revenue

The components of revenue for the three and nine months ended September 30, 2020 and 2019, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in thousands
Consumer
Wireless	$43,749	41,929	126,849	121,751
Data	47,852	42,920	137,562	125,555
Video	23,931	21,198	65,154	63,268
Voice	3,795	4,275	11,643	13,306
Business
Wireless	21,440	24,393	64,964	70,876
Data	90,377	70,813	248,347	204,476
Video	2,277	4,115	10,726	11,928
Voice	10,845	11,385	33,163	34,058
Total	$244,266	221,028	698,408	645,218

Consumer wireless revenue increased $1.8 million and $5.1 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases for the three and nine month periods were primarily due to increased plan service fee revenue of $1.3 million and $4.3 million, respectively, driven by subscribers’ selection of plans with higher recurring monthly charges that offer higher usage limits.  Additionally, equipment sales revenue increased $0.4 million and $0.8 million due to an increase in the number of handsets sold for the three and nine month periods, respectively.

Consumer data revenue increased $4.9 million and $12.0 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases were driven by an increase in the number of subscribers and the subscribers’ selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer video revenue increased $2.7 million and $1.9 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases were due to a $4.1 million increase in advertising revenue driven by a reorganization effective August 1, 2020. The Company transitioned its advertising sales to Consumer video following the sale of the Company’s broadcast television station.  The increase was partially offset by a decrease in plan fee revenue driven by a decrease in the number of subscribers.

Consumer voice revenue decreased $0.5 million and $1.7 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to a reduction in the number of customers.

Business wireless revenue decreased $3.0 million and $5.9 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to wholesale customers removing backhaul circuits from our network and a decrease in grant revenue partially offset by increases in roaming revenue driven by the renegotiation of a roaming contract.

Business data revenue increased $19.6 million and $43.9 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases were due to $21.6 million and $53.4 million increases in data and transport revenue driven by increased sales to school and medical customers for service upgrades for the three and nine month periods, respectively. The increase for the nine month period also included $9 million associated with prior periods for an RHC customer whose funding was initially denied but subsequently approved in the first quarter of 2020. The increases were partially offset by $2.0 million and $9.6 million decreases in professional services revenue driven by a reduction in time and materials project work for the three and nine month periods, respectively.

Business video revenue decreased $1.8 million and $1.2 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to the sale of the Company’s broadcast television station.

Business voice revenue decreased $0.5 million and $0.9 million for the three and nine months ended September 30, 2020 as compared to the corresponding periods in the prior year.  The decreases were driven by a decrease in local service lines partially offset by an increase in long distance and conferencing services.

Operating expenses decreased $0.7 million and increased $3.2 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period is primarily due to a $2.0 million decrease in professional services costs driven by a reduction in time and materials project work and a $0.9 million decrease in video costs paid to content producers driven by a decrease in video subscribers. The decrease for the three month period is partially offset by a $1.7 million increase in wireless handset costs and $0.5 million in costs to operate our network. The increase for the nine month period is primarily due to a $11.9 million increase in costs to operate our network driven by a transition from accounting for satellite transponders as operating leases instead of finance leases due to a modification in the prior year and a $2.5 million increase in wireless handset costs. The increase for the nine month period is partially offset by decreases of $6.8 million in professional services costs driven by a reduction in time and materials project work and $3.1 million in video costs paid to content producers driven by a decrease in video subscribers.

Selling, general and administrative expenses increased $4.3 million and decreased $23.5 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increase for the three month period was primarily due to a $5.1 million increase in labor related expense driven by an increase in employee incentive compensation and a $1.8 million increase in legal and compliance costs. The increase for the three month period is partially offset by a $1.8 million decrease in bad debt expense and the Company’s cost cutting efforts. The decrease for the nine month period was primarily due to the absence of $21.3 million in the allowance for receivables as a result of USAC denying an appeal from one of our customers that was recorded during first quarter of 2019, a $2.7 million decrease in labor related expense driven by reduced healthcare costs due to reduced healthcare interactions as employees limit doctor appointments, hospital visits and elective procedures due to COVID-19 and the Company’s cost cutting efforts. The decrease for the nine month period was partially offset by a $4.4 million increase in legal and compliance costs.

Stock based compensation decreased $0.7 million and $5.1 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the three month period was primarily due to the reversal of expense for employees who left the company prior to the vesting of their awards and a reduction in the number of outstanding awards. The decrease for the nine month period was primarily due to the reversal of expense for performance-based awards that did not vest due to a shortfall in certain financial metrics and qualitative criteria and for employees who left the company prior to the vesting of their awards.

Depreciation and amortization decreased $5.5 million and $14.7 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease for the three and nine months ended September 30, 2020 was primarily due to assets which became fully depreciated prior to the three and nine month periods in 2020, a decrease in assets placed in service since January 1, 2019, and lower amortization expense because of an accelerated recognition pattern for amortizing intangibles.

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

As of September 30, 2020, the Company’s debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
		average		average
	Principal	interest	Principal	interest
	amount	rate	amount	rate
dollar amounts in thousands
GCI Holdings	$517,430	2.1%	$775,000	6.8%
Corporate and other (a)	$1,433,005	2.1%	$—	—%
(a)	The related party note between GCI Liberty and Broadband Holdco is excluded from these totals. See note 1 of the accompanying condensed consolidated financial statements for further information.

GCI, LLC’s borrowings under the Margin Loan Agreement (as defined in note 6 of the accompanying condensed consolidated financial statements), the Senior Credit Facility and the subordinated revolving note with GCI Liberty carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, GCI, LLC has incorporated alternative reference rates when amending these facilities.

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

At September 30, 2020, the fair value of the Company’s equity securities was $3.3 billion. Had the market price of such securities been 10% lower at September 30, 2020, the aggregate value of such securities would have been $335 million lower. At September 30, 2020, the fair value of our investment in Liberty Broadband was $6.1 billion. Had the market price of such security been 10% lower at September 30, 2020, the fair value of such security would have been $610 million lower.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 because of the material weakness in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Management has continued to monitor the implementation of the remediation plan described in the 2019 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2020, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes “Legal Proceedings” under Item 3 of Part I. There have been no material changes from the legal proceedings described in the Form 10-K, except as described below.

On October 9, 2020, a putative class action complaint was filed by two purported GCI Liberty stockholders in the Court of Chancery of the State of Delaware under the caption Hollywood Firefighters' Pension Fund, et al. v. GCI Liberty, Inc., et al. On October 11, 2020, a new version of the complaint was filed, and the case has been assigned Case No. 2020-0880. The lawsuit names as defendants GCI Liberty, as well as the members of the GCI Liberty board of directors. The lawsuit alleges, among other things, that Messrs. Maffei and Malone in their purported capacities as controlling stockholders and directors of GCI Liberty, and the other directors of GCI Liberty, breached their fiduciary duties by approving the Combination. The lawsuit also alleges that various prior and current relationships between the members of the GCI Liberty special committee and Mr. Malone and Mr. Maffei render the members of the GCI Liberty special committee not independent. The lawsuit further alleges that the Combination violates Section 203 of the General Corporation Law of the State of Delaware (“DGCL”)  and that the joint proxy statement/prospectus that was filed in connection with the Combination misstates and omits material information. The lawsuit seeks certification of a class action, declarations that Messrs. Maffei and Malone and the other directors of GCI Liberty breached their fiduciary duties and that the Combination violates Section 203 of the DGCL, an injunction barring the stockholder vote and the Combination, and the recovery of damages and other relief. On October 15, 2020, the plaintiffs filed a motion for expedited proceedings. On October 27, 2020, after a hearing, the Court granted the motion.

GCI Liberty believes this lawsuit is without merit.  However, the outcome of this lawsuit or any other lawsuit that may be filed challenging the Combination or the other transactions contemplated by the transaction documents is uncertain.

On October 23, 2020, a lawsuit was filed by a purported GCI Liberty stockholder in the United States District Court for the District of Delaware under the caption Lewis Baker v. GCI Liberty, Inc., et al., Case No. 1:20-cv-01425-UNA. The lawsuit named as defendants GCI Liberty, the members of the GCI Liberty board of directors, Liberty Broadband and certain subsidiaries of Liberty Broadband. The lawsuit asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 under the Exchange Act, as well as Section 20(a) of the Exchange Act. The lawsuit alleged that the defendants caused a registration statement that omitted material information to be filed in connection with the combination, which allegedly rendered the registration statement false and misleading. The lawsuit further alleged that the members of the GCI Liberty board of directors and Liberty Broadband acted as controlling persons of GCI Liberty and had knowledge of the allegedly false and misleading statements contained in the registration statement. The lawsuit sought an injunction barring the combination, rescission of the combination in the event it had been consummated, an order directing the GCI Liberty board of directors to disseminate a registration statement that did not contain any allegedly untrue statements or omit material facts, a declaration that defendants violated the Exchange Act, costs and attorneys’ fees, and other relief.

GCI Liberty believes this lawsuit was without merit.  On October 29, 2020, the plaintiff voluntarily dismissed the lawsuit with prejudice.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A. Risk Factors of its Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors of its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

GCI Liberty will incur direct and indirect costs as a result of the Combination.

GCI Liberty will incur substantial expenses in connection with and as a result of completing the Combination, including advisory, legal and other transaction costs, and, following the completion of the Combination, Liberty Broadband expects to incur additional expenses in connection with combining the companies. A majority of these costs have already been incurred or will be incurred regardless of whether the Combination is completed. Factors beyond GCI Liberty’s control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Management of GCI Liberty continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Combination. Although GCI Liberty expects that the realization of benefits related to the Combination will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

The Combination is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Combination could have material adverse effects on GCI Liberty.

The completion of the Combination is subject to a number of conditions, including, among other things, receipt of the required Liberty Broadband and GCI Liberty stockholder approvals, including approval of the merger agreement by the affirmative vote of holders of a majority of the aggregate voting power of outstanding shares of each company that are not owned by John C. Malone and certain other persons for each company. While the parties have agreed in the merger agreement to use reasonable best efforts to satisfy the closing conditions, the parties may not be successful in their efforts to do so.  The failure to satisfy all of the required conditions could delay the completion of the Combination for a significant period of time or prevent it from occurring at all. Any delay in completing the Combination could cause GCI Liberty not to realize some or all of the benefits, or realize them on a different timeline than expected, that GCI Liberty expects to achieve if the Combination is successfully completed within the expected timeframe. There can be no assurance that the conditions to the closing of the Combination will be satisfied or (to the extent permitted) waived or that the Combination will be completed. Also, subject to limited exceptions, either Liberty Broadband or GCI Liberty may terminate the merger agreement if the Combination has not been completed by August 6, 2021, subject to possible extension as set forth in the merger agreement.

If the Combination is not completed, GCI Liberty may be materially adversely affected and, without realizing any of the benefits of having completed the Combination, and GCI Liberty will be subject to a number of risks, including the following:

●	the market price of GCI Liberty capital stock could decline;
●	GCI Liberty could owe a substantial termination fee to Liberty Broadband under certain circumstances;
●	if the merger agreement is terminated and GCI Liberty seeks another business combination, GCI Liberty may not find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms agreed to in the merger agreement;
●	time and resources, financial and other, committed by GCI Liberty’s and its subsidiaries’ management to matters relating to the Combination could otherwise have been devoted to pursuing other beneficial opportunities;
●	GCI Liberty and its subsidiaries may experience negative reactions from the financial markets or from its customers, suppliers or employees;
●	GCI Liberty will be required to pay its costs relating to the Combination, such as legal, accounting, financial advisory and printing fees, whether or not the Combination is completed; and
●	reputational harm due to the adverse perception of any failure to successfully complete the Combination.

In addition, if the Combination is not completed, GCI Liberty could be subject to litigation related to any failure to complete the Combination or related to any enforcement proceeding commenced against it to perform its obligations under the merger agreement. Any of these risks could materially and adversely impact GCI Liberty’s financial condition, financial results and stock price.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
4.1	Form of Amendment No. 3 to Margin Loan Agreement, dated as of August 12, 2020.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of GCI, LLC and its Subsidiaries Net Assets and Net Earnings to GCI, LLC and its Restricted Subsidiaries Net Assets and Net Earnings*
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI, LLC

Date: November 5, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chief Executive Officer and President

Date: November 5, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-4